Form 10-K
period 2011-05-31
Plandel Resources, Inc.
filed 2011-09-21
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-54500

Plandel Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2432 M. Dela Cruz
Pasay City, Philippines, 1300
(address of principal executive offices)	(Zip code)

(978) 694-9121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001 per share	None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate web site, if any, every  Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a “smaller reporting company” per  rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of May 31, 2011 the market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $0. In determining the market value of non-affiliated voting stock, shares of the registrant’s common stock beneficially owned by each executive officer, director and any known person to be the beneficial owner of more than 20% of the registrant’s voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock, par value $.01 per share, outstanding as of May 31, 2011 was 30,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

PART I		-1-

Item 1.	Business	-1-

Item 1A.	Risk Factors	-15-

Item 1B.	Unresolved Staff Comments	-20-

Item 2.	Properties	-20-

Item 3.	Legal Proceedings	-22-

Item 4.	(Removed and Reserved)	-22-

PART II		-22-

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-22-

Item 6.	Selected Consolidated Financial Data	-22-

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	-25-

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	-29-

Item 8.	Consolidated Financial Statements and Supplementary Data	-30-

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	-38-

Item 9A.	Controls and Procedures	-38-

Item 9B.	Other Information	-38-

PART III		-38-

Item 10.	Directors, Executive Officers and Corporate Governance	-38-

Item 11.	Executive Compensation	-41-

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-42-

Item 13.	Certain Relationships and Related Transactions and Director Independence	-42-

Item 14.	Principal Accounting Fees and Services	-43-

PART IV		-43-

Item 15.	Exhibits, Financial Statement Schedules	-43-

SIGNATURES		-44-

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Plandel Resources, Inc.’s current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "will," "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example, : regulatory and permitting issues; timing and outcome of exploration proposals; future financial performances of Plandel and its projects; the estimation of mineral resources and the realization of mineral reserves; exploration, development, and production activities and estimated future production; costs of production, capital, operating and exploration expenditure estimates; additional capital requirements and acquisition; government regulation, environmental risks, reclamation and rehabilitation expenses; title disputes or claims; insurance coverage; future prices of gold and other minerals and all risk factors discussed in the sections entitled “Item A risk Factors” and item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. Plandel Resources, Inc. expressly does not undertake any duty to update forward-looking statements.

PART I

Item 1.    Business

Introduction

We are a start-up pre-exploration mining company with one mineral claim (the Plandel Gold claim) in the Republic of the Philippines. Our goal is to generate revenues through the sale of gold found and extracted from this claim. We have a specific business plan to complete exploration work on this claim and have no reason to alter this plan within the next twelve months.  The company has no subsidiaries, affiliates or joint venture partners.  We do not intend to enter into a merger or acquisition, have not been involved in any large purchases other than that of the Plandel Gold Claim and have not been involved in any reclassification, bankruptcy or receivership since inception.

Background

Plandel Resources, Inc. was established as a private company by Mario S. Gregario and Rizalina Raneses to acquire and develop gold properties while world gold prices are strong.

We raised $30,000 in initial capital in order to identify and purchase a promising mineral property claim. Pursuant to Regulation S of the Securities Act of 1933, Plandel sold 30,000,000 shares of its common stock in a private placement for the $30,000.

Prior to our actual incorporation, our president Mario Gregorio acquired the Plandel Gold Claim from Rojas Ventures Ltd., an unrelated company, on July 2, 2009 for the sum of $5000.  This is our only mineral claim. It was conveyed by him to us upon our formation on March 19, 2010.

In July 2009, we engaged a mining consultant, Roberto Noga, to develop a preliminary scoping study for the development of the Plandel Claim.  Previous exploration work was reviewed and recommendations for an exploration program made.  His report is the basis for the “Description of Property” on page 17.

 Plandel Resources, Inc. was incorporated under the laws of the State of Nevada March 19, 2010.

Assuming we can raise the necessary capital, we intend to carry out the exploration program proposed on the Plandel Claim.  There is the distinct possibility that we will not only fail to raise the capital but fail to find a commercially viable ore body.  There is no guarantee that gold of significant value will be found.  We currently do not have any ore body, products or revenues.

Executive Offices

We lease our principal executive offices at 2432 M. Dela Cruz, Pasay City, Philippines.

Our telephone number is (702) 973-1853.

Mining Property, Facilities and Operations

The company has a single mineral claim, the Plandel Gold Claim located in the Republic of the Philippines.  A mining geologist has proposed a two phase exploration program of this property but no exploration has yet been carried out.  There are no operations underway, no facilities other than the principal executive offices and no employees other than the two executive officers.  Further information can be found in the following sections.

Exploration and Production

We are a pre-exploration company with no production (of gold and gold related products).  No exploration has been conducted to date either. We hope to explore our sole mineral claim in the near future.

Products and Gold

Plandel does not have any products including gold.

Gold Prices

Gold prices have risen steadily over the last few years.  In 2000, gold traded between $260 and $315 USD per ounce based on London PM Fix Price.  In 2005, this was between $440 and $540.  In 2010, gold trades at roughly $1000 per ounce.

Other Minerals

We are planning to search for gold but will consider extracting other minerals if found in significant value on the Plandel Gold Claim.

Employees

At present, we have no employees other than our executive officers.  We anticipate that we will be conducting most of our business through agreements and third parties.  No such agreements have yet been made and will not be made until we near exploration. Our two executive officers only devote approximately 10 hours per month of their time to the affairs of the company.  See “Directors and Executive Officers.”  At present, we have no employment agreements with them.  We also do not have any health plans, benefits, profit sharing, annuity, insurance, or pension plans.

Competitive Factors

There are numerous larger and better capitalized mining companies in competition with us for properties, personnel, equipment and market share.  We are one of the smallest companies and right at the beginning of our journey.  We lack the resources that our competitors have.  Our success depends on raising the capital, obtaining the personnel and equipment and finding a commercially viable ore body on our mineral claim.  None has yet been found, but we are the only entity entitled to explore this claim.

 Foreign Currency

The Company will be conducting exploration activities in the Republic of the Philippines.  If the U.S. dollar loses strength to the PHP this may adversely affected the Company’s operations.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us from inception to May 31, 2011.

Regulation of Mining Activity- Republic of Philippines Mining Laws

Government and environmental regulations exist in the Philippines and our exploration plans are subject to these various laws.  The rules are dynamic and are generally becoming more demanding.  Our plans aim to safeguard public and environmental health.  We are currently in compliance with all material mining, health, safety, and environmental statutes of the Republic of the Philippines.

Legislation

Changes to current laws in the jurisdiction in which we operate may require additional costs and financing.  These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

Royalty Obligations and Other Underlying Agreenments

None.

Accessibility, Climate, Local Resources, Infrastructure, and Topography

 Plandel Gold Claim is accessible from Plandel by travelling on the country’s only highway system which consists of, for the most part, one lane in each direction and by taking an all weather gravel road.  Plandel Gold Claim lies in a non-active seismic area.  The city was formed in the so-called Carbon period, some 350 million years ago.  During this period, large shallow marshes were formed with abundant vegetation.  The rotting plants and trees in these marshes turned into peat and later into coal.  The town still has large coal reserves, which is the basis for the city’s current coal mining industry.

The Philippines is situated between 5 and 22 degrees North Latitude.  This means the country falls within the so-called tropical climate zone, a zone characterized by high temperatures the whole year round, relatively high rainfall and lush vegetation.  Rainfall on the city can occur in every month, but the wettest months are October, November and December.  Annual rainfall is approximately 1.5 metres.  Due to the steep, deforested mountains, around 60 percent of the rainwater runs quickly to the sea.  The remaining 40 percent partly evaporates and partly seeps through to the island’s underground water aquifer.

Plandel Gold Claim’s area has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items.  Drilling companies and assay facilities are present in Baliuag.

History

Deposits of shell and eroded sand formed the basis for the limestone, which makes up most of the Philippines.  This limestone was, over the ages, pushed upwards making it possible to find today sea fossils high in the country’s mountains.  This pushing up continues today.  It is caused by the fact that the Philippine Plate, on which most of the country lies, is slowly diving under the Eurasian Plate of the mainland Asia.

The Philippines are characterized by steep mountains without any substantial forest cover.  Highest peaks reach over 1,000 meters.  The island is 300 km long and 35 km wide.  Erosion is a problem as there is a lack of forest cover on the high, steep mountains.

The island has vast copper, gold and coal reserves which are mined mainly in the central part.

During the 1990’s several properties south of Plandel Gold Claim were drilled by junior mineral exploration companies.

Plandel Resources, Inc. is preparing to conduct preliminary exploration work on the property.

Geological setting

Regional Geology of the Area

The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusive such as dolerites and anorthosites.  Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands.  The hill ranges are sporadically capped with laterites and bauxites of residual nature.  Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age.  Gypsum of secondary replacement occurs in some of the areas adjoining the foot hills of the Western Ghats.  Lignite occurs as sedimentary beds of tertiary age.  The Black Granite and other hard rocks are amenable for high polish.  These granites occur in the most of the districts except the coastal area.

Stratigraphy

The principal bedded rocks for the area of Plandel Gold Claim (and for most of the Philippines) are Precambrian rocks which are exposed along a wide axial zone of a broad complex.

Gold at the Nabo Gold Mine (which, as stated above, is in close proximity to the Plandel Gold Claim) is generally concentrated within extrusive volcanic rocks in the walls of large volcanic caldera.

Intrusive

In general, the volcanoes culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides.

These hydrothermal solutions intrude into the older rocks as quartz veins.  These rocks may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels.  Gold occurs also in these sands as placers.

Gold belts in sheared gneissic rocks is found in three sub-parallel auriferous load zones where some blocks having 300 to 600 meter length and 2 to 3.5 meter width could be identified as most promising ones.

Structure

Depositional Environment / Geological Setting: Veins form in high-grade, dynamothermal metamorphic environment where metasedimentary belts are invaded by igneous rocks.

Host / Associated Rock Types:  Hosted by paragneisses, quartzites, clinopyroxenites, wollastonite-rich rocks, pegmatites.  Other associated rocks are charnockites, granitic and intermediate intrusive rocks, quartz-mica schists, granulites, aplites, marbles, amphibolites, magnetite-graphite iron formations and anorthosites.

Tectonic Setting(s): Katazone (relatively deep, high-grade metamorphic environments associated with igneous activity; conditions that are common in the shield areas).

Deposit Types

Deposits are from a few millimetres to over a metre thick in places.  Individual veins display a variety of forms, including saddle-, pod- or lens-shaped, tabular or irregular bodies; frequently forming anastomosing or stockwork patterns.

Mineralization is located within a large fractured block created where prominent northwest-striking shears intersect the north striking caldera fault zone.  The major lodes cover an area of 4 km and are mostly within 600 m of the surface.  Lodes occur in three main structural settings:

(i)    Steeply dipping northwest-striking shears;

(ii)   Flat-dipping fractures (flatmakes); and

(iii)   Shatter blocks between shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

Mineralization

No mineralization has been reported for the area of the property but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Records indicate that no detailed exploration has been completed on the property.

Property Geology

 To the south of the property is intrusive consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanic rock.  The intrusive also consist of a large mass of granodiorite towards the western most point of the property.

The area consists of interlayered chert, argillite and massive andesitic to basaltic volcanic.  The volcanic are hornfelsed, commonly contain minor pyrite, pyrrhotite.

Drilling Summary

No drilling is reported on the Plandel Gold Claim.

Sampling Method, Sample Preparation, Data Verification

All the exploration will be conducted according to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices.  No samples have been taken.

No other procedures of quality control will be employed and no opinion on their absence is expressed.

Report Recommendations

A two phase exploration program to further delineate the mineralized system currently recognized on Plandel Gold Claim is recommended.

The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization.  The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up-to-date exploration techniques.

            Budget

The proposed budget for the recommended work in PHP is 1,829,500 (or $39,319 USD) as follows:

Phase I

☐ Geological Mapping	PHP	315,000	$6,770

☐ Geophysical Surveying	PHP	276,000	5,932

Total	PHP	591,000	$12, 702

Phase II

☐            Geochemical surveying and surface sampling (includes sample collection and assaying)

	PHP	1,238,500	$26,617

Total	PHP	1,238,500	26,617

Grand Total Exploration	PHP	1,829,500	$39,319 USD

Glossary of Mining Terms

Amphibolite	a class of metamorphic rock composed mainly of amphibole with some quartz

Andesite	a class of fine-grained rock, of volcanic origin, containing mostly plagioclase and feldspar

Anorthosite	a phaneritic, intrusive igneous rock characterized by a predominance of plagioclase feldspar

Aplite	a fine-grained granitic rock composed mostly of quartz and feldspars

Aquifer	an underground layer of water-bearing porous stone, earth, or gravel

Argile	clay

Argillite	a rock derived either from siltstone, claystone or shale that has undergone a somewhat higher degree of induration than is present in those rocks.

Assaying	laboratory examination that determines the content or proportion of a specific metal contained within a sample.

Auriferous	refers to gold (AU) or gold equivalents (AUEQ).

Basalt	a hard rock of varied mineral content; volcanic in origin, it makes up much of the Earth's crust

Bauxite	the principal ore of aluminium; a clay-like mineral, being a mixture of hydrated oxides and hydroxides.

Caldera	a large circular volcanic depression often originating due to collapse

Charnockites	any orthopyroxene-bearing granite, composed mainly of quartz, perthite or antiperthite and orthopyroxene (usually hypersthene), as an end-member of the charnockite series.

Chert
massive, dull-colored and opaque quartzite, hornstone, impure chalcedony or other flint-like mineral. By general usage in mineralogy and geology, a chert does not have a conchoidal fracture. In North American archeology the term chert occasionally is still used for various siliceous minerals (including flint) that have a conchoidal fracture; this leads to confusion between the terms flint and chert in some archeology texts.

Clay	a mineral substance made up of small crystals of silica and alumina, that is ductile when moist; the material of pre-fired ceramics; an earth material with ductile qualities

Clinopyroxene	any pyroxene that has a monoclinic crystal structure

Coal
a readily combustible black or brownish-black sedimentary rock normally occurring in rock strata in layers or veins called coal beds. The harder forms, such as anthracite coal, can be regarded as metamorphic rock because of later exposure to elevated temperature and pressure. Coal is composed primarily of carbon along with variable quantities of other elements, chiefly sulfur, hydrogen, oxygen and nitrogen.

Copper
a chemical element with the symbol Cu (Latin: cuprum) and atomic number 29. It is a ductile metal with very high thermal and electrical conductivity. Pure copper is rather soft and malleable, and a freshly-exposed surface has a pinkish or peachy color.

Cretaceous age	a geological period and system from 145 to 65 million years ago.

Crystalline	a solid material, whose constituent atoms, molecules, or ions are arranged in an orderly repeating pattern extending in all three spatial dimensions; ie. crystals.

Dolerite	A fine-grained basaltic rock

Dynamothermal	rock formed at variable temperatures

Extrusive
the mode of igneous volcanic rock formation in which hot magma from inside the Earth flows out (extrudes) onto the surface as lava or explodes violently into the atmosphere to fall back as pyroclastics or tuff. This is opposed to intrusive rock formation, in which magma does not reach the surface. The main effect of extrusion is that the magma can cool much more quickly in the open air or under seawater, and there is little time for the growth of crystals. Often, a residual portion of the matrix fails to crystallize at all, instead becoming an interstitial natural glass or obsidian.

Fault
a break in the continuity of a body of rock.  It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated.  The amount of displacement of the parts may range from a few inches to thousands of feet.

Feldspar
any of a large group of rock-forming minerals that, together, make up about 60% of the earth's outer crust. The feldspars are all aluminum silicates of the alkali metals sodium, potassium, calcium and barium. Feldspars are the principal constituents of igneous and plutonic rocks.

Flatmake	flat-dipping fractures

Fold	a curve or bend of a planar structure such as rock stata, bedding planes, foliation, or cleavage.

Foliation	A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

Formation	a distinct layer of sedimentary rock of similar composition.

Gabbro
a group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

Geochemistry	the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysicist	one who studies the earth; in particular the physics of the solid earth, the earth’s magnetosphere, and the atmosphere.

Geotechnical	the study of ground stability

Gneiss
a foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate

Gold
chemical element with the symbol Au (from Latin: aurum, "shining dawn") and an atomic number of 79. It has been a highly sought-after precious metal for coinage, jewelry, and other arts since the beginning of recorded history. The metal occurs as nuggets or grains in rocks, in veins and in alluvial deposits. Gold is dense, soft, shiny and the most malleable and ductile pure metal known. Pure gold has a bright yellow color and luster traditionally considered attractive, which it maintains without oxidizing in air or water. Gold is one of the coinage metals and has served as a symbol of wealth and a store of value throughout history. Gold standards have provided a basis for monetary policies. It also has been linked to a variety of symbolisms and ideologies.

Granite
highly felsic igneous plutonic rock, typically light in color; rough plutonic equivalent of rhyolite.  Granite is actually quite rare in the U.S.; often the term is applied to any quartz-bearing plutonic rock.

Granodiorite
a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite, and potassium feldspar, with biotite, hornblende, or more rarely, pyroxene, as the mafic component.

Granulite
fine to medium–grained metamorphic rocks that have experienced high temperatures of metamorphism, composed mainly of feldspars sometimes associated with quartz and anhydrous ferromagnesian minerals, with granoblastic texture and gneissose to massive structure. They are of particular interest to geologists because many granulites represent samples of the deep continental crust. Some granulites experienced decompression from deep in the Earth to shallower crustal levels at high temperature; others cooled while remaining at depth in the Earth.

Graphite
one of the allotropes of carbon. Unlike diamond (another carbon allotrope), graphite is an electrical conductor, a semimetal, and can be used, for instance, in the electrodes of an arc lamp. Graphite holds the distinction of being the most stable form of carbon under standard conditions.

Gypsum	a mineral consisting of the hydrated calcium sulphate. When calcined, it forms plaster of Paris.

Heavy mineral sands ore deposits a class of ore deposit which is an important source of zirconium, titanium, thorium, tungsten, rare earth elements, the industrial minerals diamond, sapphire, garnet, and occasionally precious metals or gemstones. Heavy mineral sands are placer deposits formed most usually in beach environments by concentration due to the specific gravity of the mineral grains. It is equally likely that some concentrations of heavy minerals (aside from the usual gold placers) exist within streambeds, but most are of a low grade and are relatively small.

Hydrothermal	creation of rock with fluid at high temperatures

Igneous	resulting from, or produced by, the action of great heat; with rocks, it could also mean formed from lava/magma; granite and basalt are igneous rocks

Intrusions	masses of igneous rock that, while molten, were forced into other rocks.

Iron
chemical element with the symbol Fe (Latin: ferrum) and atomic number 26. It is a metal in the first transition series. Like other group 8 elements, it exists in a wide range of oxidation states. Iron and iron alloys (steels) are by far the most common metals and the most common ferromagnetic materials in everyday use. Fresh iron surfaces appear lustrous silvery-gray, but oxidize in air. Iron is the most common element in the earth, albeit the fourth most common one in the earth's crust.

Khondalite	a granulite-facies metasedimentary rock.

Laterite	a red hard or gravel-like soil or subsoil formed in the tropics that has been leached of soluble minerals leaving insoluble iron and aluminium oxides and hydroxides; used to make bricks and roads.

Leptynite	a granulite.

Lignite	a low-grade, brownish-black coal

Limestone	An abundant rock of marine and fresh-water sediments; primarily composed of calcite (calcium carbonate); it occurs in a variety of forms, both crystalline and amorphous.

Marble
a non foliated metamorphic rock composed mostly of calcite, a crystalline form of calcium carbonate. It is formed from carbonate rocks, often limestone. It is extensively used for sculpture and as a building material.

Magnetite	a ferrimagnetic mineral with chemical formula Fe 3 O 4 , one of several iron oxides and a member of the spinel group.

Metamorphic
the mineralogical, chemical, and structural adjustment of solid rocks to physical and chemical conditions that have generally been imposed at depth below the surface zones of weathering and cementation, and that differ from the conditions under which the rocks in question originated.

Metasediment	a metamorphosed sedimentary rock

Mica	the name of a group of hydrous aluminosilicate minerals characterized by highly perfect cleavage, so that they readily separate into very thin leaves, more or less elastic.

Monzonite
an intermediate igneous intrusive rock composed of approximately equal amounts of sodic to intermediate plagioclase and orthoclase feldspars with minor amounts of hornblende, biotite and other minerals.

Ore	the natural occurring mineral from which a mineral or minerals of economic value can be extracted profitable or to satisfy social or political objectives.

Oxides	a chemical compound containing at least one oxygen atom as well as at least one other element. Most of the Earth's crust consists of oxides. Oxides result when elements are oxidized by oxygen in air.

Paragneisses	a gneiss from sedimentary rock

Peat
an accumulation of partially decayed vegetation matter. Peat forms in wetland bogs, moors, muskegs, pocosins, mires, and peat swamp forests. Peat is harvested as an important source of fuel in certain parts of the world.

Pegmatite
a very coarse-grained, intrusive igneous rock composed of interlocking grains usually larger than 2.5 cm in size; such rocks are referred to as pegmatitic. Most pegmatites are composed of quartz, feldspar and mica; in essence a granite. Rarer intermediate composition and mafic pegmatites containing amphibole, Ca-plagioclase feldspar, pyroxene and other minerals are known, found in recrystallised zones and apophyses associated with large layered intrusions.

Phosphatic nodules
black to brown, rounded mass, variable in size from a few millimeters to 30 or more centimeters. Usually consists of coprolites, corals, shells, and bones, more or less enveloped in crusts of collophane. Found in many horizons of marine origin. Also covering the ocean floors at manylocations around the world.

Placers	an accumulation of valuable minerals formed by deposition of dense mineral phases in a trap site.

Precious metals
a rare, naturally occurring metallic chemical element of high economic value, which is not radioactive (excluding natural polonium, radium, actinium and protactinium). Chemically, the precious metals are less reactive than most elements, have high lustre, are softer or more ductile, and have higher melting points than other metals. Historically, precious metals were important as currency, but are now regarded mainly as investment and industrial commodities. Gold, silver, platinum, and palladium each have an ISO 4217 currency code.

Production	a “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Pyrite	a yellow iron sulphide mineral of little value and referred to as ‘fool’s gold’.

Pyrrhotite	a bronze-colored, magnetic iron sulphide mineral

Quartz	a common rock-forming mineral consisting of silicon and oxygen

Quartzite
a hard metamorphic rock which was originally sandstone. Sandstone is converted into quartzite through heating and pressure usually related to tectonic compression within orogenic belts. Pure quartzite is usually white to grey, though quartzites often occur in various shades of pink and red due to varying amounts of iron oxide. Other colors, such as yellow and orange, are due to other mineral impurities.

Reserve
the term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Schist	any crystalline rock having a foliated structure and hence admitting of ready division into slabs or slates.

Seismic	referring to earthquakes

Shear	a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Silica
the chemical compound silicon dioxide, also known as silica (from the Latin silex), is an oxide of silicon with a chemical formula of SiO 2 and has been known for its hardness since antiquity. Silica is most commonly found in nature as sand or quartz, as well as in the cell walls of diatoms. Silica is the most abundant mineral in the Earth's crust.

Stockwork	a complex system of structurally controlled or randomly oriented veins. Stockworks are common in many ore deposit types and especially notable in greisens. They are also referred to as stringer zones.

Stratum	one of several parallel horizontal layers of material arranged one on top of another. A layer of sedimentary rock having approximately the same composition throughout

Sulphides	an anion of sulfur in its lowest oxidation number of −2. Sulfide is also a slightly archaic term for thioethers, a common type of organosulfur compound that are well known for their bad odors.

Telluride	a compound of a metal with tellurium; metal salts of tellurane. Any organic compound of general formula R 2 Te (R not = H), the tellurium analogues of ethers. Another name for sylvanite.

Tonalite
an igneous, plutonic (intrusive) rock, of felsic composition, with phaneritic texture. Feldspar is present as plagioclase (typically oligoclase or andesine) with 10% or less alkali feldspar. Quartz is present as more than 20% of the rock. Amphiboles and pyroxenes are common accessory minerals.

UTM
the Universal Transverse Mercator (UTM) coordinate system is a grid-based method of specifying locations on the surface of the Earth that is a practical application of a 2-dimensional Cartesian coordinate system. It is used to identify locations on the earth, but differs from the traditional method of latitude and longitude in several respects. The UTM system is not a single map projection. The system instead employs a series of sixty zones, each of which is based on a specifically defined secant transverse Mercator projection.

Vein	a thin, sheet-like body of hydrothermal mineralization, principally quartz.

Wall Rock	the rock adjacent to a vein.

Wollastonite
a calcium inosilicate mineral (CaSiO 3 ) that may contain small amounts of iron, magnesium, and manganese substituting for calcium. It is usually white. It forms when impure limestone or dolostone is subjected to high temperature and pressure sometimes in the presence of silica-bearing fluids as in skarns or contact metamorphic rocks. Associated minerals include garnets, vesuvianite, diopside, tremolite, epidote, plagioclase feldspar, pyroxene and calcite. It is named after the English chemist and mineralogist William Hyde Wollaston (1766–1828).

Item 1A.    Risk Factors

There is a high degree of risk associated with buying our common stock.  Prospective investors should carefully read this prospectus and consider the following risk factors when deciding whether to purchase our shares. These are speculative stocks and should be purchased by only those who can afford to lose their entire investment.

The risk factors outlined below are all the known, substantial, material and potential risks that could adversely affect our business, financial condition, operating results and common share value.

We cannot assure that we will successfully address these or any unknown risks and a failure to do so can have a negative impact on your investment.

Risks Associated with our Company and our Industry

We are governed by only two people, Mario Gregorio and Rizalina Raneses, which may lead to faulty corporate governance .

We have only one director and two executive officers who make all the decisions regarding corporate governance.  This includes their (executive) compensation, accounting overview, related party transactions and so on.  They will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval.  This may lead to ineffective disclosure and accounting controls.  Noncompliance with laws and regulations may result in fines and penalties.  They would have the ability to take any action as they themselves review them and approve them.  They would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our sole director and executive officers will own a substantial amount of common stock and will have substantial influence over our operations denying an investor an effective voice .

Before this offering, our director, Mario Gregorio, has control of our company with 67% of the outstanding common shares (20,000,000).  Rizalina Raneses has 33% or 10,000,000 of the 30,000,000 outstanding shares.  Should the entire offering be sold, they will still own 50% of the outstanding shares (33% and 17% respectively).  If less than all the shares are sold, they will have more than 50% and complete control.  This means that investors cannot buy an effective voice in the company.

Our director and officers are not residents of the United States making the enforcement of liabilities against them difficult .

The director and executive officers reside outside the United States in the Republic of the Philippines.  If a shareholder had a desire to sue them for damages, the shareholder would have to serve a summons and complaint.  Even if personal service is accomplished and a judgement is entered against that person, the shareholder would then have to locate the assets of that person, and register the judgement in the foreign jurisdiction where the assets are located.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company and create conflicts of interest .

Our executive officers have other business interests, meaning they may not have enough time to devote to our business operations.  This could cause business failure.  They have been devoting and in the future plan to devote only 10 hours per month to company affairs which may lead to sporadic exploration activities and periodic interruptions of business operations.  Unforeseen events may cause this amount of time to become even less. Our officers may also have conflicts of interest as a result of their relationships with other companies.  See”Directors and Executive Officers.”

We must attract and maintain key personnel or our business will fail .

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the mining industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We are recently formed, lack an operating history and have yet to make any revenues.  If we cannot generate any profits, you may lose your entire investment .

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have a loss of approximately $36,273. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our company will fail.

We must obtain additional capital or our business will fail. In order to explore the claim and eventually establish operations, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Unless we complete the planned exploration work on the Plandel Gold Claim and commence operations, we will make no money, which may result in complete loss of your investment.  Financing is also needed to bring product to market.  Financing may be subject to numerous factors including investor sentiment, acceptance of mining claims and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments. We must perform mineral explorations on the Plandel Gold Claim to determine if any ore reserves are present and to keep the property in good standing. The planned exploration work alone is expected to cost $39,319. On May 31, 2011, we had cash of only $17.

The probability of a mineral claim having profitable reserves is very rare and our claim, even with large investments, may never generate a profit.

We are dependent upon our mining property for success.  All anticipated future revenues would come directly from the Plandel Gold Claim.  Should we fail to extract and sell gold from this property, our business will fail.  Mineral deposit estimates are imprecise and subject to error, and resource calculations when made may prove unreliable.  Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies.  Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from the original estimations. No assurances can be given that any mineral deposit estimate will ever be reclassified as a reserve.  We have no known ore reserves.  Despite future investment in exploration activities, there is no guarantee we will locate a commercially viable ore reserve.  Most exploration projects do no result in discovery of commercially mineable deposits. With little capital available, we will have to limit our exploration which decreases the chances of finding a commercially viable ore body. Even if gold is identified, the Plandel Gold Claim may not be put into production due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates.  If the exploration activities do not suggest a commercially successful prospect then we may altogether abandon plans to develop the property.

The exploration and prospecting of minerals is speculative and extremely competitive which may make success difficult.

We face strong competition from other mining companies for the acquisition of new properties.  New properties increase the probability of discovering a profitable reserve.  Most companies have greater financial and managerial resources than we do and can acquire and explore attractive new mining properties.  We will face similar difficulties raising new capital to expand operations against the larger, better capitalized competitors. Limited supply and unforeseen demand from larger, more competitive companies may make secure all necessary equipment and materials difficult and may result in periodic interruptions or even business failure. Success depends on a combination of many factors including but not limited to: the quality of management, technical (geological) expertise, quality of land available for exploration and the capital available for exploration.

International operations in the Philippines are subject to inherent risks.

Political instability, uncertainty of the economic climate, currency fluctuations, exchange controls and taxation laws may be significant. Access to all of the equipment, supplies and materials necessary to begin exploration may not be available and delay such activity.  We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials but plan to do so when exploration begins.  Exchange rate changes between the  PHP and the U.S. Dollar may also adversely affect success.

 Our future operations may be adversely affected by future governmental and environmental regulations and permitting.

Environmental regulations may negatively affect the progression of operations and these regulations may become stricter in the future. In the Philippines, all mining is regulated by Federal and Provincial level government agencies. Obtaining licenses and permits from these agencies as well as an environmental impact study for each mining property must be completed before starting mining activities. These are expensive and affect the timing of operations.  Pollution can be anticipated with mining activities.  If we are unable to comply with current or future regulations, this may expose us to fines, penalties and litigation that could cause our business to fail.

We are subject to inherent mining hazards and risks that may result in future financial obligations.

Risks and hazards associated with the mining industry may adversely affect our operations such as but not limited to: political and country risks, industrial accidents, labor disputes, inability to retain necessary personnel or equipment, environmental hazards, unexpected geologic formations, cave-ins, landslides, flooding and monsoons, fires, explosions, power outages, processing problems.  Personal injury and death could result as well as property damage, delays in mining, environmental damage, legal liability and monetary loss.  We may not be able to obtain insurance to cover these risks at economically reasonable premiums. We do not carry any sort of insurance and may have difficulties obtaining such once operations start as insurance is generally sparse and cost prohibitive.

Risks related to our stock

We may not be able to raise additional capital through the offering of more shares but doing so will dilute those shares issued and outstanding .

Raising additional capital through future offerings of common stock may be necessary for our company to continue going, but there is no guarantee that this will be possible.  Doing so will, however, dilute the total share number issued and outstanding. Financing may be achieved by issuing more shares which will increase the number of common shares outstanding.  This may decrease the percentage interest held by each of our shareholders. Obtaining financing through the sale of our common stock will dilute other shareholders’ interests.  As the total number of outstanding common shares will increase, the equity attached to any individual share will decrease causing a dilution of shareholder ownership over the company.  With little other access to funds currently, we may have to rely on this method substantially to raise additional capital.

 There is no market for our common stock meaning that you may not be able to resell your shares .

Our common stock currently has no market limiting shareholders’ ability to resell them or use them as collateral. Thus, the shareholder must sell their shares privately which may prove very difficult.  The shares are not currently listed on any exchange or quotation system.  Private sales are more difficult and often give lower than anticipated prices.

Should a public market develop for our stock, future sales of shares may negatively affect their market price.

Even if a market develops, the shares may be sparsely traded and have wide share price fluctuations.  If we succeed in receiving a quotation, the liquidity of the stock may be low despite there being a market making it difficult to get a return on the investment.  The price also depends on potential investor’s feelings regarding the results of our operations, the competition of other companies’ shares, mineral prices, our ability to generate future revenues, and market perception about future mineral exploration.

Because our stock is a “penny stock”, trading of it may be restricted and limit a shareholder’s ability to buy and sell shares.

As our stock is a penny stock, there are restrictions imposed by the United States Securities and Exchange Commission’s penny stock regulations and the FINRA’s sales practice requirements.  This might limit a shareholder’s ability to buy and sell their shares as broker-dealers may be less likely to engage in transactions of our common shares.  A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.  Our common stock is expected to trade well below that mark.  Rules 15g-1 through 15g-9 under the Exchange Act impose sale practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock”.

We have not paid nor anticipate paying cash dividends on our common stock.

Cash dividends are not currently paid on our common stock shares nor are they expected to be paid in the near future.  We intend to retain our cash for the continued development of our business.  Thus, you will not be able to derive any dividend income and your return on investment will solely be based on your ability to sell your shares in a secondary market.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Information in this section of the prospectus is based upon the geological report on the Plandel Gold Claim dated July 10, 2009 titled "Summary of Exploration on the Plandel Property, Baguiao, Philippines”, which was authored by Roberto Noga, P. Geol., Manila, Republic of the Philippines (the “Report”).

Property Location and Description

Plandel Gold Claim consists of one (1) unpatented mineral claim, located 30 kilometres northwest of the city of Baliuag at UTM co-ordinates Latitude 14 88’148”N and Longitude 120 86’712”E.  The mineral claim was assigned to Plandel Resources, Inc. by Rojas Ventures Ltd. (an unrelated company) and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.  We own 100% of this claim with no encumbrance.

There are no known environmental concerns or parks designated for any area contained within the claims.  The property has no encumbrances.  As advanced exploration proceeds there may be bonding requirements for reclamation.

Plandel Resources, Inc. has purchased a 100% interest in the property.

The primary identifying information of the Plandel Gold Claim is a Parcel Identifier as registered with the Department of Environmental and Natural Resources – Mines and Geosciences.  The parcel Identifier with the Plandel Gold Claim is 1322-544-221 as recorded both with the above authority and the Plandel Titles Office.  The area of the claim is 98.5 hectares.  In order to obtain a mining license in the Philippines, an applicant company must apply with the Department of Environment and natural Resources – Mines and Geosciences.  The above authority then conducts a search of the local titles office and its own records to verify that the applicant company is the owner and rights holder of the claim.  Once that has been verified, the department of Environment and Natural Resources – Mines and Geosciences issues a License and permit for Mining and Exploration.  The license usually takes seven to ten business days to obtain and is valid for one year.  Bonding requirements are strictly the responsibility of the Mining Company engaged to undertake operation on behalf of Plandel Resources Inc.

The Plandel Gold Claim is an exploration claim and the claims are Federal and under the jurisdiction of the Department of Environment and natural Resources – Mines and Geosciences of the Philippines.  A renewal of the mining license must be made thirty days prior to the expiration of the existing license.  Failure to do so will result in our being unable to undertake any further exploration activities on the Plandel Gold Claim.  With obtaining of the license, we must abide by the Environmental and Safety requirements set forth by the Department of Environment and Natural Resources – Mines and Geosciences of the Philippines.  Environmental terms and conditions affiliated with a mining license are sections 69 and 70 respectively of Philippine Mining Law. Prior to exploration commencing, an environmental protection and enhancement program must be drafted and approved by the Government of the Philippines. This is usually done by the exploration company engaged by the company to conduct exploration activities. Furthermore, section 70 states that there must be an Environmental Impact Assessment undertaken by the Federal Government in conjunction with the local government unit and other concerned bodies to ensure that the company contracted to undertake mining activities observes all of the requirements of environmental protection.

Fees for the license must be paid at the time of the renewal application and usually amount to approximately $1000.00 including all agents’ fees and solely the responsibility of the owner of the claim, in this case, Plandel Resources Inc.  The license expires on September 15, 2011.

Except as described above, there are no material terms of the land or mineral rights securing agreements with respect to the Plandel  Gold Claim.

The mining license described above is the only permit in order to explore or mine the Plandel Gold Claim.

A map of the Plandel Gold claim is set forth below:

Item 3.    Legal Proceedings

None.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

None

Item 6.    Selected Consolidated Financial Data

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended May 31, 2011 and  2010 and for the period from March 19, 2010, the date of our inception, through May 31, 2011.

BALANCE SHEET INFORMATION

	May 31	May 31
	2011	2010
ASSETS

Current Assets
Cash	$17	$23,986
Total Current Assets	$17	$23,986

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Accounts Payable	$3,390	$13,800
Total Current Liabilities	3,390	13,800

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock, $0.001 par value, 300,000,000 shares authorized;
30,000,000 shares issued	30,000	30,000
Additional paid-in capital	2,900	2,900
Accumulated deficit during the pre-exploration stage	(36,273)	(22,714)

Total Stockholders' (Deficiency) Equity	(3,373)	10,186

Total Liabilities and Stockholders' (Deficiency) Equity	$17	$23,986

STATEMENT OF OPERATIONS INFORMATION

	Year	March 19, 2010	March 19, 2010
	ended	(Inception) to	(Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

REVENUES	$-	$-	$-

TOTAL EXPENSES	13,559	22,714	36,273

NET LOSS	$(13,559)	$(22,714)	$(36,273)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,000,000	25,068,493

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" in Item 1A and contained elsewhere in this Form 10-K.

This discussion should be considered in conjunction with audited financial statements of the company and forward-looking statements contained here apply from this date and involve some risks and uncertainties. We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Plandel Gold Claim.  As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  Our plan is to explore the Plandel Gold Claim for gold; we want to proceed but lack of sufficient cash is our limiting factor.  The two phase exploration program will cost $12,702 (PHP 591,000) for Phase I and $26,617 (PHP 1,238,500) for Phase II.  Thus, the anticipated company expenses over the next year are roughly $40,000 in exploration alone if Phase I and Phase II are undertaken.  We also anticipate an additional $12,175 for operating expenses including professional legal and accounting services required after becoming a reporting company. No revenues have yet been earned.  We are a pre-exploration company and do not anticipate revenues until a commercially profitable product can be extracted and sold.  As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some.  If conditions are favourable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim.  Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property.  If that succeeds then again we would try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of gold found on the Plandel Gold Claim.

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at May 31, 2011, our working capital was ($3,373). Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to May 31, 2011 we have raised capital through private placements of common stock aggregating $30,000 with our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

 Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:
Expenses	Amount	Description
Accounting	$4,650	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended 2011.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	475	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$24,877

Since our initial share issuances, the Company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months.  We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on the Plandel Gold Claim through joint venture arrangement or even the sale of part of the Plandel Gold Claim.  Neither of these avenues has been pursued as of the date of this prospectus. Our geologist has recommended an exploration program for the Plandel Gold Claim.  However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I recommended in Roberto Noga’s Report until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else. We do not intend to hire any employees at this time.  All of the work on the Plandel Gold Claim will be conducted by our two officers who have extensive experience in geology.  They will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising Plandel on the economic feasibility of removing any mineralized material we may discover.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest in the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholder.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Plandel Gold Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I work on the Plandel Gold Claim are approximately $12,702.  This figure represents the anticipated cost to us of completing only Phase I work recommended by Roberto Noga.  However, should the results of this work be sufficiently encouraging to justify our undertaking Phase II work recommended in the Roberto Noga Report (included in “Description of Property”), at an estimated cost of $26,617, we will have to raise additional investment capital.  Regardless, we will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance anything beyond Phase I work on the Plandel Gold Claim.

Results of Operations – For the period from March 19, 2010 to May 31, 2011

As of May 31, 2011, our cash on hand had decreased to $17 because of expenditures for auditing costs and legal and  SEC filing fees and payments to reduce amounts owed on a line of credit provided by our president in order to partially fund these expenditures.  (See “Liquidity and Capital Resources” for a description of this facility.)  Our accounts payable decreased accordingly.   Our stockholders’ deficiencies and net loss  increased commiserate with the expenses incurred during the period. Our cash flow during the period was negative as it was used to pay partially the expenses described above.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, are currently present that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

 Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date of this registration statement we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None exist.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

None

Item 8.    Consolidated Financial Statements and Supplementary Data

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Plandel Resources, Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Plandel Resources, Inc. (A Pre-Exploration Stage Company) (The Company) as of May 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2011, for the period from March 19, 2010 (date of inception) to May 31, 2010, and for the period from March 19, 2010 (date of inception) to May 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plandel Resources, Inc. (a Pre-Exploration Stage Company) as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended May 31, 2011, for the period from March 19, 2010 (date of inception) to May 31, 2010, and for the period from March 19, 2010 (date of inception) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Murray, Utah
August 26, 2011

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	May 31	May 31
	2011	2010
ASSETS

Current Assets
Cash	$17	$23,986
Total Current Assets	$17	$23,986

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Accounts Payable	$3,390	$13,800
Total Current Liabilities	3,390	13,800

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock, $0.001 par value, 300,000,000 shares authorized;
30,000,000 shares issued	30,000	30,000
Additional paid-in capital	2,900	2,900
Accumulated deficit during the pre-exploration stage	(36,273)	(22,714)

Total Stockholders' (Deficiency) Equity	(3,373)	10,186

Total Liabilities and Stockholders' (Deficiency) Equity	$17	$23,986

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS

	Year	March 19, 2010	March 19, 2010
	ended	(Inception) to	(Inception) to
	May 31, 2011	May 31, 2010	May 31, 2011

REVENUES	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	5,000	5,000
Administrative
-Accounting & Audit	4,925	3,800	8,725
-Consulting	-	10,000	10,000
-Filing Fees	8,634	614	9,248
-Incorporation costs	-	400	400
-Management	-	2,000	2,000
-Rent	-	600	600
-Telephone	-	300	300

Total expenses	13,559	22,714	36,273

Net Loss	$(13,559)	$(22,714)	$(36,273)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,000,000	25,068,493

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQIUITY
For the period March 19, 2010 (date of inception) to May 31, 2011

			Additional
	Common Stock		paid-in	Deficit
	Shares	Amount	capital	Accumulated	Total

Balance - March 19, 2010 (Date of Inception)	-	$-	$-	$-	$-

Stock issued for cash on March 31, 2010 at $0.001 per share	30,000,000	30,000	-	-	30,000

Capital contributions - expenses			2,900		2,900

Net loss for the period ended May 31,2010	-	-	-	(22,714)	(22,714)

Balance - May 31, 2010	30,000,000	30,000	2,900	(22,714)	10,186

Net loss for the period end May 31,2011	-	-	-	(13,559)	(13,559)

Balance - May 31, 2011	30,000,000	$30,000	$2,900	$(36,273)	(3,373)

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS

	Year	March 19,2010	March 19,2010
	ended	(inception) to	(inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,559)	$(22,714)	$(36,273)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by shareholders	-	2,900	2,900
Impairment loss on mineral claim		5,000	5,000

Changes in operating assets and liabilities:
Accounts Payable	(10,410)	13,800	3,390
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(23,969)	(1,014)	(29,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	(5,000)	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(5,000)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	30,000	30,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	30,000	30,000

NET INCREASE (DECREASE) IN CASH	(23,969)	-	(29,983)

CASH AT BEGINNING OF PERIOD	23,986	23,986	30,000

CASH AT END OF PERIOD	$17	$23,986	$17

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
May 31, 2011

NOTE 1 - ORGANIZATION

The Company, Plandel Resources, Inc. was incorporated under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date a mineral claim, with unknown reserves had been acquired. The Company has not established the existence of commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Estimated Tax
Year	Estimated NOL Carry-	NOL	Benefit from	Valuation	Net Tax
Ended	Forward	Expires	NOL	Allowance	Benefit
2010	$22,714	2030	$6,814	$(6,814)	$-
2011	$13,559	2031	$4,068	$(4,068)	$-
	$36,273		$10,882	$(10,882)	$-

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

The valuation allowance as of May 31, 2011 was $10,882, which increased by $4,068 during the year ended May 31, 2011.
.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been

Basic and Diluted Net Income (Loss) Per Share

issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

Statement of Cash Flows

For the purpose of the statement of cash flows, the company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Environmental Requirements

At the report date environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

Mineral Property Acquisition Costs

Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable.  Mineral exploration costs are expensed when incurred

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

The company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF A MINERAL CLAIM

On July 2, 2009 our president Mario Gregorio acquired a mineral claim for $5,000 known as the Plandel Gold Claim located near Baliuag in the Republic of the Philippines from Rojas Ventures Ltd, an unrelated company located in Manila, Philippines. It was conveyed by him to us upon our formation on March 19, 2011. The claim, under Philippine mineral law, remains in good standing until such time as the Company abandons it.

The Acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-director has acquired 100% of the outstanding common capital stock issued.

NOTE 5 – COMMON STOCK

On March 31, 2010, Company completed a private placement consisting of 30,000,000 common shares sold to directors and offers at a price of $0.001 per share for a total consideration of $30,000.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital from the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an director, and additional equity investment, which will enable the Company to operate for the coming year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Plandel has one director and two executive officers.  The Board may consist of one to nine members as specified by the bylaws.  They serve until their successor is elected and qualified.  Elections are by stockholders at the annual general meeting.  Officers are appointed by the Board and serve until their successors are appointed at the next annual meeting.

Name	Age	Position	Address
Mario S. Gregorio	48	Chief Executive Officer (President and Director)	2432 M. Dela Cruz St., Pasay City, Philippines
Rizalina Raneses	57	Chief Financial Officer (Secretary and Treasurer)	2479 Ramos Street, Pasay City, Philippines

Mario Santos Gregorio – President and Director

Mr. Gregorio has 25 years of mining experience.  He is a citizen of the Philippines and attended the University of the Far East, Manila, Philippines.  There he received a Bachelor of Science in Geology with Honors and authored papers on Methodology of Exploration.  Some of these findings were incorporated by the Bureau of Mines in the Philippines in 1994.  Starting in 1985, he was a staff geologist for Bayabas Resources in Manila and was responsible for both site visits and evaluating the findings of geologists for properties that his company was considering to explore. In 1999, he became Director of Exploration of Jumpay Mining LLC in Cebu, Philippines and was responsible for making recommendations to upper management as to whether or not a property should be explored and regarding personnel matters.  From 2003 to present, he has been Senior Director of Exploration for Silva Mining and is responsible for all exploration activities in the northern part of the Philippines.

Rizalina Raneses – Secretary and Treasurer

Mrs. Raneses has 35 years of mining experience.  She is a citizen of the Philippines and attended the University of Philippines, Manila, Philippines.  There she received a Bachelor of Science in Geology.  In 1975, she became employed by the Bureau of Mines and Mining of the Government of the Philippines as a field geologist and was responsible for coordinating all field visits by Bureau personnel of mining claims in the southern part of the country.  From 2000 to present, she has worked with Barrios Resource Inc. in Manila as Senior Consulting Geologist and is responsible for evaluating the findings of field geologists regarding potential mineral exploration sites.

Currently neither Mr. Gregorio nor Ms. Raneses are directors or executive officers of any other mining companies.  There is no guarantee that this won’t change in the future and may present a conflict of interest.  A Code of Ethics has thus been adopted to ensure responsible conduct to its customers, employees, lenders, shareholders and other stakeholders.

Other than Mr. Gregorio and Ms. Raneses, we have no other significant employees at this time and there are no paid employees.  Our Officers and Director fulfill many functions that would otherwise require Plandel to hire employees or outside consultants.  Mr. Gregorio and Ms. Raneses each work full time on Tuesday – Saturday at Silve Mining and Barrios Resource Inc., respectively. As a result, both have Mondays to work on Plandel matters (a six-day work week is common in the Philippines.) Each of the executive devotes approximately 10 hours of professional time to Plandel matters each month by devoting the necessary time on Mondays.

Conflicts of Interest

Our officers and director are not directors or executive officers of any other company involved in the mining industry.  However there can be no assurance such involvement will not occur in the future.  Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Plandel and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on March 23, 2010, a Code of Business Conduct and Ethics. Plandel’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Plandel and its officers and director to its shareholder, employees, customers, lenders and other stakeholder. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past ten years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)  engaging in any type of business practice; or

(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

 Director Independence

Our Director is not independent within the meaning of Section 5605 of the NASDAQ stock market.

Board Committees

The Audit Committee

We have an Audit Committee whose members consist of Mario Santos Gregorio, our CEO, and Rizalina Raneses, our CFO, neither of whom are independent.  Further, neither Mr. Gregorio nor Ms. Raneses can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  Given our size and limited financial ability, we do not anticipate seeking an audit committee financial expert in the near future.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee.  The primary function of the Audit Committee is to oversee and monitor our accounting and reporting processes and the audits of our financial statements.

Apart from the Audit Committee, we have no other Board Committees.  Since inception, our Board has conducted its business entirely by consent resolutions.

Item 11.    Executive Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors. The Director and Officers are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Currently, the director and officers receive and have received no funds or other cash considerations.  There are no financial agreements with our executive officers at this time although we will reimburse them for reasonable expenses incurred during their performance.  We won’t pay compensation for attendance at meetings.  The table below summarizes compensation for the year ended May 31, 2011:

Summary Compensation Table

Annual Compensation				Long-term Compensation
				Awards		Payouts
Restricted
Name and			Other Annual	Stock		LTIP	All Other
Principal		Salary	Compensation	Awards	Options/SAR	Payouts	Compensation
Position	Year	($)	($)	($)	(Number)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mario Gregorio, CEO	2010	-0-	-0-	-0-	-0-	-0-	-0-
Rizalina Raneses, CFO	2010	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Principal Shareholders

Mario Gregorio and Rizalina Raneses are the principal and only shareholders on record for our common stock with a combined interest of 30,000,000 shares of common stock as of May 31, 2011.

Security Ownership of Certain Beneficial Owner and Management

The following table sets forth, as of May 31, 2011 the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class

Common Stock	Mario Gregorio, CEO (President and Director), 2432 M. Dela Cruz St., Pasay City, Philippines	20,000,000	67%

Common Stock	Rizalina Raneses, CFO (Secretary and Treasurer), 2479 Ramos Street, Pasay City, Philippines	10,000,000	33%

Total		30,000,000	100%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or director has options, warrants, rights or conversion privileges outstanding.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Relationships

Our executive officers are not related.

Transactions with related persons, promoters and certain control persons

We have not entered into any transaction involving our officers and directors or any entity controlled by them.

To this date, and aside from the following transaction proposed with this share offering, there have been no agreements or transactions with the director/officers, nominees for election as directors, any principal security holders, or any relative or spouse of such named persons. There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

As of the date of this prospectus Plandel had issued, to our officers Mario Gregorio and Rizalina Raneses, an aggregate of 30,000,000 common shares all at the price of $0.001 per shares for an aggregate consideration of $30,000.

The shares issued to the officers were in consideration of their agreeing to take the initiative in developing and implementing the business plan of the Company, including, among other things, providing the initial seed capital to allow the Company to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration thus enabling the Company to implement its business plan

No transactions between the Selling Security Holders are known to have occurred.

Item 14.    Principal Accounting Fees and Services

        We have engaged Madsen & Associates CPA’s, Inc. as our auditors since inception.  In fiscal 2010 and 2011, we paid Madsen & Associates CPA’s, Inc. $3,800.00 and $4925.00, respectively, in audit fees.  We made no other payments to Madsen & Associates CPA’s, Inc.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1.    Financial Statement Schedules

        Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

2.           Exhibits

Exhibit No	Description

3.1	Certificate of Incorporation (1)

3.2	Articles of Incorporation (2)

3.4	Bylaws (1)

4	Specimen Stock Certificate (1)

10.1	Transfer Agent and Registrar Agreement (1)

11	Statement re: Computation of Per Share Earnings (1)

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

99.1	Geological Report of Roberto Noga (2)

99.2	Legal Documentation re. Plandel Gold claim (2)

(1)	Previously filed on July 13, 2010, in Registration Statement on Form S-1 (file no. 333-168079)
(2)	Previously filed on October 13, 2010 in Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-168079)

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of September, 2011.

PLANDEL RESOURCES, INC.

By	/s/ Mario Santos Gregorio

Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Act of 1933, as amended, this amendment no. 2 to registration statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Mario Santos Gregorio	President and Director

	(Principal Executive Officer)	September 21, 2011

/s/ Rizalina Raneses	Secretary and Treasurer

	(Principal Financial Officer and Principal Accounting Officer)	September 21, 2011