Form 10-Q
period 2011-08-31
Plandel Resources, Inc.
filed 2011-10-17
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Missing Graphic Reference]

FORM 10-Q

[Missing Graphic Reference]

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2011

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to ).

Commission File Number: 000-54500

Plandel Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2432 M. Dela Cruz
Pasay City, Philippines, 1300
(Address of principal executive offices)	(Zip code)

(702) 973-1853
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 10, 2011 was 30,000,000.

I

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Balance Sheets at August 31, 2011 (unaudited), and May 31, 2011	4

	Unaudited Statements of Operations for the three-month periods ended August 31, 2011 and 2010, and the period from March 19, 2010 (inception) to August 31, 2011	5

	Unaudited Statements of Cash Flows for the three-month periods ended August 31, 2011 and 2010, and the period from March 19, 2010 (inception) to August 31, 2011	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II. Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Removed and Reserved)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

II

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

The accompanying balance sheets of Plandel Resources, Inc. (pre-exploration stage company) at August 31, 2011 and May 31, 2011, and the statements of operations and cash flows for the three months ended August 31, 2011 and 2010, and for the period from inception (March 19, 2010) to August 31, 2011, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that can be expected for the year ending May 31, 2012.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	August 31	May 31
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$17	$17
Total Current Assets	$17	$17

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts Payable	$4,580	$3,390
Advance from Related Parties	2,385	-
Total Current Liabilities	$6,965	$3,390

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 300,000,000 shares authorized;
30,000,000 shares issued	30,000	30,000
Additional paid-in capital	2,900	2,900
Accumulated deficit during the pre-exploration stage	(39,848)	(36,273)

Total Stockholders' Deficiency	(6,948)	(3,373)

Total Liabilities and Stockholders (Deficiency) Equity	$17	$17

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months	Three Months	March 19, 2010
	ended	ended	(Inception) to
	Aug 31,2011	Aug 31,2010	Aug 31, 2011

REVENUES	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	5,000
General and administrative	-	8,634	22,548
Professional fees	3,575	720	12,300

Total expenses	3,575	9,354	39,848

Net Loss	$(3,575)	$(9,354)	$(39,848)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,000,000	30,000,000

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months	March 19,2010
	ended	ended	(inception) to
	August 31,	August 31,	August 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,575)	$(9,354)	$(39,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Accounts Payable	1,190	-	4,580
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,385)	(9,354)	(27,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	2,385	-	2,385
Proceeds from issuance of common stock	-	-	30,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,385	-	32,385

NET INCREASE (DECREASE) IN CASH	-	(9,354)	17

CASH AT BEGINNING OF PERIOD	17	23,986	-

CASH AT END OF PERIOD	$17	$14,632	$17

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011
(UNAUDITED)

NOTE 1 - ORGANIZATION

The Company, Plandel Resources, Inc. was incorporated under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001.The Company was organized for the purpose of acquiring and developing mineral properties. At the report date a mineral claim, with unknown reserves had been acquired. The Company has not established the existence of commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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
As of August 31, 2011, the Company had a net loss carryforward of $39,848 with a related deferred tax asset of approximately $12,000, which has been fully offset by a valuation allowance. The net loss carryforwards begin to expire in 2030.
.
Financial and Concentrations Risk
The company has no financial and concentrations risks.

Basic and Diluted Net Income (Loss) Per Share
Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows
For the purpose of the statement of cash flows, the company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition
Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Impairment of Long-Lived Assets
The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts August not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Environmental Requirements
At the report date environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

Mineral Property Acquisition Costs
Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs August not be recoverable.  Mineral exploration costs are expensed when incurred

Estimates and Assumptions
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

Reclassification
For the period August 31, 2011, certain items in 2010 and cumulative from inception were reclassified to conform to the 2011 presentation.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
August 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

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

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s two Officers have acquired 100% of the outstanding common capital stock issued.

An Officer advanced $2,385 to the Company during the three months ended August 31, 2011.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" in Item 1A and contained elsewhere herein and in our Annual Report on Form 10-K for the year ended May 31, 2011.

We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Plandel Gold Claim.  As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  Our plan is to explore the Plandel Gold Claim for gold; we want to proceed but lack of sufficient cash is our limiting factor.  The two phase exploration program will cost $12,702 (PHP 591,000) for Phase I and $26,617 (PHP 1,238,500) for Phase II.  Thus, the anticipated company expenses over the next year are roughly $40,000 in exploration alone if Phase I and Phase II are undertaken.  We also anticipate an additional $12,175 for operating expenses including professional legal and accounting services required after becoming a reporting company. No revenues have yet been earned.  We do not anticipate revenues unless a commercially profitable product can be extracted and sold.  As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some.  If conditions are favourable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim.  Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property.  If that succeeds then again we would try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of gold found on the Plandel Gold Claim.

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at August 31, 2011, our working capital was ($6,948). Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to August 31, 2011 we have raised capital through private placements of common stock aggregating $30,000 to our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

 Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$4,650	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended May 31, 2011.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	475	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$24,877

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

Our anticipated exploration costs for Phase I work on the Plandel Gold Claim are approximately $12,702.  This figure represents the anticipated cost to us of completing only Phase I work recommended by Roberto Noga.  However, should the results of this work be sufficiently encouraging to justify our undertaking Phase II work recommended in the Roberto Noga Report (included in “Description of Property”), at an estimated cost of $26,617, we will have to raise additional investment capital.  Regardless, we will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance anything beyond Phase I work on the Plandel Gold Claim

Results of Operations – For the period from March 19, 2010 to August 31, 2011

As of August 31, 2011, our cash on hand had decreased to $17 because of expenditures for auditing costs and legal and  SEC filing fees and payments to reduce amounts owed on a line of credit provided by our president in order to partially fund these expenditures.  (See “Liquidity and Capital Resources” for a description of this facility.)  Our accounts payable decreased accordingly.   Our stockholders’ deficiencies and net loss increased commiserate with the expenses incurred during the period. Our cash flow during the period was negative as it was used to pay partially the expenses described above.

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

 Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date of this report we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None exist.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of August 31, 2011.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended August 31, 2011.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2011, which was filed with the SEC on September 21, 2011. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at August 31, 2011 (unaudited), and May 31, 2011

(2) Unaudited Statements of Operations for the three-month periods ended August 31, 2011 and 2010, and the period from March 19, 2010 (inception) to August 31, 2011

(3) Unaudited Statements of Cash Flows for the three-month periods ended August 31, 2011 and 2010, and the period from March 19, 2010 (inception) to August 31, 2011

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANDEL RESOURCES, INC.

Date:	October 17, 2011	By:	/s/ Mario Santos Gregorio
Mario Santos Gregorio
President and Chief Executive Officer
(Principal Executive Officer)

	October 17, 2011	By:	/s/ Rizalina Raneses
Rizalina Raneses

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)