Form 10-Q
period 2011-11-30
Plandel Resources, Inc.
filed 2012-03-02
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2011

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to ).

Commission File Number: 000-54500

Plandel Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

2432 M. Dela Cruz
Pasay City, Philippines, 1300
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 29, 2012 was 30,000,000.

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets at November 30, 2011 (unaudited), and May 31, 2011	5

	Unaudited Statements of Operations for the three and six-month periods ended November 30, 2011 and 2010, and the period from March 19, 2010 (inception) to November 30, 2011	6

	Unaudited Statements of Cash Flows for the six-month periods ended November 30, 2011 and 2010, and the period from March 19, 2010 (inception) to November 30, 2011	7

	Notes to the Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II. Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Removed and Reserved)	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

The accompanying balance sheets of Plandel Resources, Inc. (pre-exploration stage company) at November 30, 2011 and May 31, 2011, the statements of operations for the three and six months ended November 30, 2011, the statements of cash flows for the six months ended November 30, 2011 and 2010, and the statements of operations and cash flows for the period from inception (March 19, 2010) to November 30, 2011, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ended May 31, 2012.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	November 30	May 31
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$17	$17
Total Current Assets	$17	$17

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts Payable	$1,005	$3,390
Advance from Related Parties	11,842	-
Total Current Liabilities	$12,847	$3,390

STOCKHOLDERS' (DEFICIENCY)

Common Stock, $0.001 par value, 300,000,000 shares authorized; 30,000,000 shares issued and outstanding	30,000	30,000
Additional paid-in capital	2,900	2,900
Accumulated deficit during the pre-exploration stage	(45,730)	(36,273)

Total Stockholders' (Deficiency)	(12,830)	(3,373)

Total Liabilities and Stockholders (Deficiency)	$17	$17

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS (Unaudited)

	Three Months	Three Months	Six Months	Six Months	March 19, 2010
	ended	ended	ended	ended	(Inception) to
	Nov 30,2011	Nov 30,2010	Nov 30,2011	Nov 30,2010	Nov 30,2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
General and Administrative	4,757	-	4,757	8,634	27,305
Professional fees	1,125	1,125	4,700	1,845	13,425

Total expenses	5,882	1,125	9,457	10,479	45,730

Net Loss	$(5,882)	$(1,125)	$(9,457)	$(10,479)	$(45,730)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months	March 19,2010
	ended	ended	(inception) to
	November 30,	November 30,	November 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,457)	$(10,479)	$(45,730)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000

Changes in operating assets and liabilities:
Accounts Payable	(2,385)	1,125	1,005
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(11,842)	(9,354)	(36,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	11,842	-	11,842
Proceeds from issuance of common stock	-	-	30,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,842	-	41,842

NET INCREASE (DECREASE) IN CASH	-	(9,354)	17

CASH AT BEGINNING OF PERIOD	17	23,986	-

CASH AT END OF PERIOD	$17	$14,632	$17

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011
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

Accounting Method
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

As of November 30, 2011, the Company had a net loss carryforward of $45,730 with a related deferred tax asset of approximately $13,700, which has been fully offset by a valuation allowance. The net loss carryforwards begin to expire in 2030.

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
November 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows
For the purpose of the statement of cash flows, the company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition
Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Impairment of Long-Lived Assets
The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts Novust not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Environmental Requirements
At the report date environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

Mineral Property Acquisition Costs
Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs Novust not be recoverable.  Mineral exploration costs are expensed when incurred

Estimates and Assumptions

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

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
November 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF A MINERAL CLAIM

On March 19, 2010 the company acquired a mineral claim for $5,000 known as the Plandel Gold Claim located near Baliuag in the Republic of the Philippines from Rojas Ventures Ltd, an unrelated company located in Manila, Philippines. The claim, under Philippine mineral law, remains in good standing until such time as the Company abandons it.

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

An Officer advanced $11,842 to the Company during the six months ended November 30, 2011. This advance is non-interest bearing and payable on demand.

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

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at November 30, 2011, our working capital was ($6,948). Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to November 30, 2011 we have raised capital through private placements of common stock aggregating $30,000 to our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

 Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$4,650	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended May 31, 2011.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	1,123	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$26,000

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

Limited Operating History; Need for Additional Capital

At November 30, 2011, we had working deficit of $12,830 compared to working deficit of $3,373 at May 31, 2011. At both November 30, 2011 and May 31, 2011, our total assets were $17.

At November 30, 2011, our total current liabilities increased to $12,847 as compared with $3,390 at May 31, 2011 as a result of accounts payable of $1,005 and advances from related parties in the amount of $11,842.

We have had NIL in revenue from inception.

We incurred a net loss of $5,882 and $1,125 for the three months ended November 30, 2011 and 2010, respectively. The increase in net loss for the three months ended November 30, 2011 is due to an increase in general and administrative costs. We incurred a net loss of $9,457 and $10,479 for the six months ended November 30, 2011 and 2010, respectively. From March 19, 2010 (inception) to November 30, 2011, we have incurred losses of $45,730. The principal components of losses since inception were general and administrative expenses of $27,305, professional fees $13,425, and an impairment loss recorded related to the purchase of the Plandel Gold Claim of $5,000.

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

Results of Operations – For the period from March 19, 2010 to November 30, 2011

As of November 30, 2011, our cash on hand had decreased to $17 because of expenditures for auditing costs and legal and  SEC filing fees and payments to reduce amounts owed on a line of credit provided by our president in order to partially fund these expenditures.  (See “Liquidity and Capital Resources” for a description of this facility.)  Our accounts payable decreased accordingly.   Our stockholders’ deficiencies and net loss increased commensurate with the expenses incurred during the period.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of November 30, 2011.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended November 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at November 30, 2011 (unaudited), and May 31, 2011

(2) Unaudited Statements of Operations for the six-month periods ended November 30, 2011 and 2010, and the period from March 19, 2010 (inception) to November 30, 2011

(3) Unaudited Statements of Cash Flows for the six-month periods ended November 30, 2011 and 2010, and the period from March 19, 2010 (inception) to November 30, 2011

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANDEL RESOURCES, INC.

Date:	March 1, 2012	By:	/s/ Mario Santos Gregorio
Mario Santos Gregorio
President and Chief Executive Officer
(Principal Executive Officer)

	March 1, 2012	By:	/s/ Rizalina Raneses
Rizalina Raneses
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)