Form 10-Q
period 2012-02-29
Plandel Resources, Inc.
filed 2012-04-09
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2012

or

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

  The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 4, 2012 was 31,000,000.

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements

	Balance Sheets at February 29, 2012 (unaudited), and May 31, 2011	5

	Unaudited Statements of Operations for the three and nine-month periods ended February 29, 2012 and February 28, 2011, and the period from March 19, 2010 (inception) to February 29, 2012	6

	Unaudited Statements of Cash Flows for the nine-month periods ended February 29, 2012 and February 28, 2011, and the period from March 19, 2010 (inception) to February 29, 2012	7

	Notes to the Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

PART II. Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

The accompanying balance sheets of Plandel Resources, Inc. (pre-exploration stage company) at February 29, 2012 and May 31, 2011, the statements of operations for the three and nine months ended February 29, 2012 and February 28, 2011, the statements of cash flows for the nine months ended February 29, 2012 and February 28, 2011, and the statements of operations and cash flows for the period from inception (March 19, 2010) to February 29, 2012, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ended May 31, 2012.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	February 29	May 31
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$30,017	$17
Total Current Assets	$30,017	$17

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$5,114	$3,390
Advance from Related Parties	11,842	-
Total Current Liabilities	$16,956	$3,390

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $0.001 par value, 300,000,000 shares authorized; 31,000,000 and 30,000,000 shares issued and outstanding as of February 29, 2012 and May 31, 2011 respectively	31,000	30,000
Additional paid-in capital	31,900	2,900
Accumulated deficit during the pre-exploration stage	(49,839)	(36,273)

Total Stockholders' Equity (Deficiency)	13,061	(3,373)
Total Liabilities and Stockholders’ Equity (Deficiency)	$30,017	$17

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months	March 19, 2010
	ended	ended	ended	ended	(Inception) to
	Feb 29,2012	Feb 28,2011	Feb 29,2012	Feb 28,2011	Feb 29,2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
General and Administrative	2,624	-	7,381	8,634	29,929
Professional fees	1,485	1,745	6,185	3,590	14,910
Total expenses	4,109	1,745	13,566	12,224	49,839

Net Loss	$(4,109)	$(1,745)	$(13,566)	$(12,224)	$(49,839)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,087,912	30,000,000	30,029,197	30,000,000

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months	Nine Months	March 19, 2010
	ended	ended	(inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,566)	$(12,224)	$(49,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Accounts Payable	1,724	1,125	5,114
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(11,842)	(11,099)	(36,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	11,842	-	11,842
Proceeds from issuance of common stock	30,000	-	60,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	41,842	-	71,842

NET INCREASE (DECREASE) IN CASH	30,000	(11,099)	30,017

CASH AT BEGINNING OF PERIOD	17	23,986	-

CASH AT END OF PERIOD	$30,017	$12,887	$30,017

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
February 29, 2012
(UNAUDITED)

NOTE 1 - ORGANIZATION

The Company, Plandel Resources, Inc. was incorporated under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001. The Company was organized for the purpose of acquiring and developing mineral properties. At the report date a mineral claim, with unknown reserves had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

As of February 29, 2012, the Company had a net loss carryforward of $49,839 with a related deferred tax asset of approximately $15,000, which has been fully offset by a valuation allowance. The net loss carryforwards begin to expire in 2031.

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
February 29, 2012

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

Mineral Property Acquisition Costs
Mineral property acquisition costs are initially capitalized when incurred.  These costs are then assessed for impairment when factors are present to indicate the carrying costs  not be recoverable.  Mineral exploration costs are expensed when incurred.

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
February 29, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

An Officer advanced $11,842 to the Company during the nine months ended February 29, 2012. This advance is non-interest bearing and payable on demand.

NOTE 5 – COMMON STOCK

On March 31, 2010, the Company completed a private placement consisting of 30,000,000 common shares sold to the directors and officers at a price of $0.001 per share for a total consideration of $30,000.

On February 21, 2012, the Company issued 1,000,000 common shares to an officer at a price of $0.03 per share for a total consideration of $30,000.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital from the management of the Company has developed a strategy, which it believes will accomplish this objective through advances from a director, and additional equity investment, which will enable the Company to operate for the coming year.

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

We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Plandel Gold Claim.  As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  Our plan is to explore the Plandel Gold Claim for gold; we want to proceed but lack of sufficient cash is our limiting factor.  The two phase exploration program will cost $12,702 (PHP 591,000) for Phase I and $26,617 (PHP 1,238,500) for Phase II.  Thus, the anticipated company expenses over the next year are roughly $40,000 in exploration alone if Phase I and Phase II are undertaken.  We also anticipate an additional $26,000 for operating expenses including professional legal and accounting services required. No revenues have yet been earned.  We do not anticipate revenues unless a commercially profitable product can be extracted and sold.  As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some.  If conditions are favourable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim.  Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property.  If that succeeds then again we would try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of gold found on the Plandel Gold Claim.

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at February 29, 2012, our working capital was $13,061. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to February 29, 2012 we have raised capital through private placements of common stock aggregating $60,000 to our  two officers:  Mario Gregorio and Rizalina Raneses.

 Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$4,650	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended May 31, 2011.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	1,123	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$25,525

Since our initial share issuances, the Company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors and officers to meet current and future liabilities over the next few months.

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

Limited Operating History

At February 29, 2012, we had working capital of $13,061 compared to a working capital deficit of $3,373 at May 31, 2011. At February 29, 2012, our total assets were $30,017, and May 31, 2011, our total assets were $17.

At February 29, 2012, our total current liabilities increased to $16,956 as compared with $3,390 at May 31, 2011 as a result of accounts payable of $5,114 and advances from related parties in the amount of $11,842.

We have had NIL in revenue from inception.

We incurred a net loss of $4,109 and $1,745 for the three months ended February 29, 2012 and February 28, 2011, respectively. The increase in net loss for the three months ended February 29, 2012 is due to an increase in general and administrative costs. We incurred a net loss of $13,566 and $12,224 for the nine months ended February 29, 2012 and 2011, respectively. From March 19, 2010 (inception) to February 29, 2012, we have incurred losses of $49,839. The principal components of losses since inception were general and administrative expenses of $29,929, professional fees $14,910, and an impairment loss recorded related to the purchase of the Plandel Gold Claim of $5,000.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of February 29, 2012.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended February 29, 2012.

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

At present, we have no employees other than our executive officers. We anticipate that we will be conducting most of our business through agreements and third parties. No such agreements have yet been made and will not be made until we near exploration. Our two executive officers only devote approximately 35 hours per month of their time to the affairs of the company. These hours will increase once the company develops its mineral property.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

*    Filed herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANDEL RESOURCES, INC.

Date:	April 9, 2012	By:	/s/ Mario Santos Gregorio
Mario Santos Gregorio
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 9, 2012	By:	/s/ Rizalina Raneses
Rizalina Raneses
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)