Form 10-K/A
period 2011-05-31
Plandel Resources, Inc.
filed 2012-10-09
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

Or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

000-54500
(Commission File Number)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K is being filed for the sole purpose of indicating that Plandel Resources, Inc. is a shell company as defined in rule 12b-2 of the Exchange Act.

Item 15. Exhibits, Financial Statement Schedules

2. Exhibits

Exhibit No	Description

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                        PLANDEL RESOURCES, INC.

Date:	October 3, 2012	By:	/s/ Mario Santos Gregorio
Mario Santos Gregorio
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 3, 2012	By:	/s/ Rizalina Raneses
Rizalina Raneses
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)