Form 10-K
period 2012-05-31
Plandel Resources, Inc.
filed 2012-10-11
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 17, 2012: 31,000,000 common shares

Table of Contents

PART I

Item 1.	Business	-5-

Item 1A.	Risk Factors	-15-

Item 1B.	Unresolved Staff Comments	-18-

Item 2.	Properties	-18-

Item 3.	Legal Proceedings	-19-

Item 4.	Mine Safety Disclosures	-19-

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-20-

Item 6.	Selected Consolidated Financial Data	-20-

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	-22-

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	-24-

Item 8.	Consolidated Financial Statements and Supplementary Data	-24-

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	-33-

Item 9A.	Controls and Procedures	-33-

Item 9B.	Other Information	-33-

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	-34-

Item 11.	Executive Compensation	-36-

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	-36-

Item 13.	Certain Relationships and Related Transactions and Director Independence	-37-

Item 14.	Principal Accounting Fees and Services	-38-

PART IV

Item 15.	Exhibits, Financial Statement Schedules	-38-

SIGNATURES		-39-

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

We raised $30,000 in initial capital in order to identify and purchase a promising mineral property claim. Pursuant to Regulation S of the Securities Act of 1933, On March 31, 2010, Plandel sold 30,000,000 shares of its common stock in a private placement for the $30,000. On February 21, 2012, the Company issued 1,000,000 common shares to an officer at a price of $0.03 per share for a total consideration of $30,000.

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

Gold Prices

Gold prices have risen steadily over the last few years.  In 2000, gold traded between $260 and $315 USD per ounce based on London PM Fix Price.  In 2005, this was between $440 and $540.  In 2010, gold traded at roughly $1000 per ounce.  On September 17, 2012, gold opened at $1773.50 per ounce.

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

There were no purchases of our equity securities by us from inception to May 31, 2012.

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

Royalty Obligations and Other Underlying Agreements

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

Budget

The proposed budget for the recommended work in PHP is 1,829,500 (or $39,319 USD) as follows:

Phase I

Geological Mapping	PHP	315,000	$6,770

Geophysical Surveying	PHP	276,000	5,932

Total	PHP	591,000	$12, 702

Phase II

Geochemical surveying and surface sampling (includes sample collection and assaying)

	PHP	1,238,500	$26,617

Total	PHP	1,238,500	26,617

Grand Total Exploration	PHP	1,829,500	$39,319 USD

Glossary of Mining Terms

Amphibolite	a class of metamorphic rock composed mainly of amphibole with some quartz

Andesite	a class of fine-grained rock, of volcanic origin, containing mostly plagioclase and feldspar

Anorthosite	a phaneritic, intrusive igneous rock characterized by a predominance of plagioclase feldspar

Aplite	a fine-grained granitic rock composed mostly of quartz and feldspars

Aquifer	an underground layer of water-bearing porous stone, earth, or gravel

Argile	clay

Argillite	a rock derived either from siltstone, claystone or shale that has undergone a somewhat higher degree of induration than is present in those rocks.

Assaying	laboratory examination that determines the content or proportion of a specific metal contained within a sample.

Auriferous	refers to gold (AU) or gold equivalents (AUEQ).

Basalt	a hard rock of varied mineral content; volcanic in origin, it makes up much of the Earth's crust

Bauxite	the principal ore of aluminium; a clay-like mineral, being a mixture of hydrated oxides and hydroxides.

Caldera	a large circular volcanic depression often originating due to collapse

Charnockites	any orthopyroxene-bearing granite, composed mainly of quartz, perthite or antiperthite and orthopyroxene (usually hypersthene), as an end-member of the charnockite series.

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

Our sole director and executive officers will own a substantial amount of common stock and will have substantial influence over our operations denying an investor an effective voice.

Our director, Mario Gregorio, has control of our company with 65% of the outstanding common shares (20,000,000).  Rizalina Raneses has 35% or 11,000,000 of the 31,000,000 outstanding shares.  This means that investors do not have an effective voice in the company.

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

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have a loss of approximately $52,132. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our company will fail.

We must obtain additional capital or our business will fail. In order to explore the claim and eventually establish operations, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Unless we complete the planned exploration work on the Plandel Gold Claim and commence operations, we will make no money, which may result in complete loss of your investment.  Financing is also needed to bring product to market.  Financing may be subject to numerous factors including investor sentiment, acceptance of mining claims and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments. We must perform mineral explorations on the Plandel Gold Claim to determine if any ore reserves are present and to keep the property in good standing. The planned exploration work alone is expected to cost $39,319. On May 31, 2012, we had cash of $23,615.

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

Fees for the license must be paid at the time of the renewal application and usually amount to approximately $1,000.00 including all agents’ fees and solely the responsibility of the owner of the claim, in this case, Plandel Resources Inc.

Except as described above, there are no material terms of the land or mineral rights securing agreements with respect to the Plandel  Gold Claim.

The mining license described above is the only permit in order to explore or mine the Plandel Gold Claim.

A map of the Plandel Gold claim is set forth below:

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

None

Item 6.    Selected Consolidated Financial Data

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended May 31, 2012 and  2011 and for the period from March 19, 2010, the date of our inception, through May 31, 2012.

BALANCE SHEET INFORMATION

	May 31	May 31
	2012	2011
ASSETS

Current Assets
Cash	$23,615	$17
Total Current Assets	$23,615	$17

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Accounts Payable	$-	$3,390
Advance from Related Parties	$12,847	-

Total Current Liabilities	12,847	3,390

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock, $0.001 par value, 300,000,000 shares authorized;
30,000,000 shares issued	31,000	30,000
Additional paid-in capital	31,900	2,900
Accumulated deficit during the pre-exploration stage	(52,132)	(36,273)

Total Stockholders' (Deficiency) Equity	10,768	(3,373)

Total Liabilities and Stockholders' (Deficiency) Equity	$23,615	$17

STATEMENT OF OPERATIONS INFORMATION

	Year	Year	March 19, 2010
	ended	ended	(Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

REVENUES	$-	$-	$-

TOTAL EXPENSES	15,859	13,559	52,132

NET LOSS	$(15,859)	$(13,559)	$(52,132)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,273,973	30,000,000

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

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at May 31, 2012, our working capital was $10,768. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to May 31, 2021 we have raised capital through private placements of common stock aggregating $60,000 with our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

 Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$4,000	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended 2011.
Audit	8,550	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	10,000	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$37,252

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

Our anticipated exploration costs for Phase I work on the Plandel Gold Claim are approximately $37,252.  This figure represents the anticipated cost to us of completing only Phase I work recommended by Roberto Noga.  However, should the results of this work be sufficiently encouraging to justify our undertaking Phase II work recommended in the Roberto Noga Report (included in “Description of Property”), at an estimated cost of $26,617, we will have to raise additional investment capital.  Regardless, we will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance anything beyond Phase I work on the Plandel Gold Claim.

Results of Operations – For the period from March 19, 2010 to May 31, 2012

As of May 31, 2012, our cash on hand had decreased to $23,615 because of expenditures for auditing costs and legal and  SEC filing fees and payments to reduce amounts owed on a line of credit provided by our president in order to partially fund these expenditures.  (See “Liquidity and Capital Resources” for a description of this facility.)  Our accounts payable decreased accordingly.   Our stockholders’ deficiencies and net loss  increased commensurate with the expenses incurred during the period.

Trends

We are in the pre-exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”.

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

To the Board of Directors and
Stockholders of Plandel Resources, Inc.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Plandel Resources, Inc. (A Pre-Exploration Stage Company) (The Company) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended May 31, 2012, and for the period from March 19, 2010 (date of inception) to May 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plandel Resources, Inc. (a Pre-Exploration Stage Company) as of May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2012, and for the period from March 19, 2010 (date of inception) to May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.
Murray, Utah
September 21, 2012

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	May 31	May 31
	2012	2011
ASSETS

Current Assets
Cash	$23,615	$17
Total Current Assets	$23,615	$17

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable	$-	$3,390
Advance from Related Parties	$12,847	-
Total Current Liabilities	12,847	3,390

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 and 30,000,000 shares issued and outstanding at May 31, 2012 and 2011, respectively	31,000	30,000
Additional paid-in capital	31,900	2,900
Accumulated deficit during the pre-exploration stage	(52,132)	(36,273)

Total Stockholders' Equity (Deficiency)	10,768	(3,373)

Total Liabilities and Stockholders' Equity (Deficiency)	$23,615	$17

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS

	Year	Year	March 19, 2010
	ended	ended	(Inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

REVENUES	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	5,000
General and administrative expenses	8,669	8,634	21,177
Professional fees	7,190	4,925	15,915
Consulting	-	-	10,000
Total expenses	15,859	13,559	52,132

Net Loss	$(15,859)	$(13,559)	$(52,132)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,273,973	30,000,000

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period March 19, 2010 (date of inception) to May 31, 2012

			Additional
	Common Stock		paid-in	Deficit
	Shares	Amount	capital	Accumulated	Total

Balance - March 19, 2010 (Date of Inception)	-	$-	$-	$-	$-

Stock issued for cash on March 31, 2010 at $0.001 per share	30,000,000	30,000	-	-	30,000

Capital contributions - expenses			2,900		2,900

Net loss for the period ended May 31,2010	-	-	-	(22,714)	(22,714)

Balance - May 31, 2010	30,000,000	30,000	2,900	(22,714)	10,186

Net loss for the period end May 31,2011	-	-	-	(13,559)	(13,559)

Balance - May 31, 2011	30,000,000	$30,000	$2,900	$(36,273)	(3,373)

Stock issued for cash on Feb 21, 2012	1,000,000	1,000	29,000	-	30,000

Net loss for the period end May 31,2012	-	-	-	(15,859)	(15,859)

Balance - May 31, 2012	31,000,000	$31,000	$31,900	$(52,132)	10,768

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS

	Year	Year	March 19,2010
	ended	ended	(inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,859)	$(13,559)	$(52,132)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Accounts Payable	(3,390)	(10,410)	-
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(19,249)	(23,969)	(44,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	12,847	-	12,847
Proceeds from issuance of common stock	30,000	-	60,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	42,847	-	72,847

NET INCREASE (DECREASE) IN CASH	23,598	(23,969)	23,615

CASH AT BEGINNING OF PERIOD	17	23,986	-

CASH AT END OF PERIOD	$23,615	$17	$23,615

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
May 31, 2012

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

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Estimated Tax
Year	Estimated NOL Carry-	NOL	Benefit from	Valuation	Net Tax
Ended	Forward	Expires	NOL	Allowance	Benefit
2010	$22,714	2030	$6,814	$(6,814)	$-
2011	$13,559	2031	$4,068	$(4,068)	$-
2012	$15,859	2032	$4,758	(4,758)	$-
	$52,132		$15,640	$(15,640)	$-

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

The valuation allowance as of May 31, 2012 was $15,640, which increased by $4,758 during the year ended May 31, 2012.

Financial and Concentrations Risk

The Company has no financial or concentration risk.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

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

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Officers have acquired 100% of the outstanding common capital stock issued.

An Officer advanced $12,847 to the Company during the year ended May 31, 2012. These advances are non-interest bearing and payable on demand.

NOTE 5 – COMMON STOCK

On March 31, 2010, the Company completed a private placement consisting of 30,000,000 common shares sold to the directors and officers at a price of $0.001 per share for a total consideration of $30,000.

On February 21, 2012, the Company issued 1,000,000 common shares to an officer at a price of $0.03 per share for cash of $30,000.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital from the management of the Company has developed a strategy, which it believes will accomplish this objective through advances from its officers, and additional equity investment, which will enable the Company to operate for the coming year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2012. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2012, our internal control over financial reporting was not effective.

b) Changes in Internal Control over Financial Reporting.

During the Fiscal Year ended May 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Address
Mario S. Gregorio	49	Chief Executive Officer (President and Director)	2432 M. Dela Cruz St., Pasay City, Philippines
Rizalina Raneses	58	Chief Financial Officer (Secretary and Treasurer)	2479 Ramos Street, Pasay City, Philippines

Mario Santos Gregorio – President and Director

Mr. Gregorio has 26 years of mining experience.  He is a citizen of the Philippines and attended the University of the Far East, Manila, Philippines.  There he received a Bachelor of Science in Geology with Honors and authored papers on Methodology of Exploration.  Some of these findings were incorporated by the Bureau of Mines in the Philippines in 1994.  Starting in 1985, he was a staff geologist for Bayabas Resources in Manila and was responsible for both site visits and evaluating the findings of geologists for properties that his company was considering to explore. In 1999, he became Director of Exploration of Jumpay Mining LLC in Cebu, Philippines and was responsible for making recommendations to upper management as to whether or not a property should be explored and regarding personnel matters.  From 2003 to present, he has been Senior Director of Exploration for Silva Mining and is responsible for all exploration activities in the northern part of the Philippines.

Rizalina Raneses – Secretary and Treasurer

Mrs. Raneses has 36 years of mining experience.  She is a citizen of the Philippines and attended the University of Philippines, Manila, Philippines.  There she received a Bachelor of Science in Geology.  In 1975, she became employed by the Bureau of Mines and Mining of the Government of the Philippines as a field geologist and was responsible for coordinating all field visits by Bureau personnel of mining claims in the southern part of the country.  From 2000 to present, she has worked with Barrios Resource Inc. in Manila as Senior Consulting Geologist and is responsible for evaluating the findings of field geologists regarding potential mineral exploration sites.

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

  Summary Compensation Table

Annual Compensation				Long-term Compensation
				Awards		Payouts
Restricted
Name and			Other Annual	Stock		LTIP	All Other
Principal		Salary	Compensation	Awards	Options/SAR	Payouts	Compensation
Position	Year	($)	($)	($)	(Number)	($)	($)

Mario Gregorio, CEO	2012	-0-	-0-	-0-	-0-	-0-	-0-
Rizalina Raneses, CFO	2012	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

Mario Gregorio and Rizalina Raneses are the principal and only shareholders on record for our common stock with a combined interest of 31,000,000 shares of common stock as of May 31, 2012.

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

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class

Common Stock	Mario Gregorio, CEO (President and Director), 2432 M. Dela Cruz St., Pasay City, Philippines	20,000,000	65%

Common Stock	Rizalina Raneses, CFO (Secretary and Treasurer), 2479 Ramos Street, Pasay City, Philippines	11,000,000	35%

Total		31,000,000	100%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

As of the date of this prospectus Plandel had issued, to our officers Mario Gregorio and Rizalina Raneses, an aggregate of 31,000,000 common shares all at the price of $0.001 per shares for an aggregate consideration of $31,000.

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

Item 14.    Principal Accounting Fees and Services

We have engaged Madsen & Associates CPA’s, Inc. as our auditors since inception.  For fiscal years 2012 and 2011, total audit fees were $7,315 and $7,190.00, respectively.  We made no other payments to Madsen & Associates CPA’s, Inc.

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

                                             PLANDEL RESOURCES, INC.

Date:	October 11, 2012	By:	/s/ Mario Santos Gregorio
Mario Santos Gregorio
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 11, 2012	By:	/s/ Rizalina Raneses
Rizalina Raneses
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)