Form 10-Q
period 2012-08-31
Plandel Resources, Inc.
filed 2012-10-15
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2012

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from to .

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) ☒ Yes ☐ No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of September 28, 2012 was 31,000,000.

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements	3

	Balance Sheets at August 31, 2012 (unaudited), and May 31, 2012	4

	Unaudited Statements of Operations for the three-month periods ended August 31, 2012 and 2011, and the period from March 19, 2010 (inception) to August 31, 2012	5

	Unaudited Statements of Cash Flows for the three-month periods ended August 31, 2012 and 2011, and the period from March 19, 2010 (inception) to August 31, 2012	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II. Other Information

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Plandel Resources, Inc. (pre-exploration stage company) at August 31, 2012 and May 31, 2012, and the statements of operations and cash flows for the three months ended August 31, 2012 and 2011, and for the period from inception (March 19, 2010) to August 31, 2012, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that can be expected for the year ending May 31, 2013.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	August 31	May 31
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$23,615	$23,615
Total Current Assets	$23,615	$23,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Advance from Related Parties	12,847	12,847
Total Current Liabilities	$12,847	$12,847

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 300,000,000 shares authorized; 31,000,000 shares issued	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit during the pre-exploration stage	(52,132)	(52,132)

Total Stockholders' Equity	10,768	10,768

Total Liabilities and Stockholders Equity	$23,615	$23,615

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	March 19, 2010
	ended	ended	(Inception) to
	Aug 31,2012	Aug 31,2011	Aug 31, 2012

REVENUES	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	5,000
Professional fees	-	3,575	15,915
Consulting fees	-	-	10,000
Management fees	-	-	2,000
General and administrative	-	-	19,217

Total expenses	-	3,575	52,132

Net Loss	$-	$(3,575)	$(52,132)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	31,000,000	30,000,000
.
The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months	Three Months	March 19,2010
	ended	ended	(inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(3,575)	$(52,132)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Accounts Payable	-	1,190	-
NET CASH FLOWS USED IN OPERATING ACTIVITIES	-	(2,385)	(44,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	-	2,385	12,847
Proceeds from issuance of common stock	-	-	60,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	2,385	72,847

NET INCREASE (DECREASE) IN CASH	-	-	23,615

CASH AT BEGINNING OF PERIOD	23,615	17	-

CASH AT END OF PERIOD	$23,615	$17	$23,615

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
August 31, 2012
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

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Estimated Tax
Period Ended	Estimated NOL Carry-Forward	NOL Expires	Benefit from NOL	Valuation Allowance	Net Tax Benefit
5/31/2010	$22,714	2030	$6,814	$(6,814)	$-
5/31/2011	13,559	2031	4,068	(4,068)	-
5/31/2012	15,859	2032	4,758	(4,758)	-
8/31/2012	-	2033	-	-	-
	$52,132		$15,640	$(15,640)	$-

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

The valuation allowance as of August 31, 2012 was $15,640.

Financial and Concentrations Risk

The company has no financial or concentrations risks.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
August 31, 2012
(UNAUDITED)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
August 31, 2012
(UNAUDITED)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" in Item 1A and contained elsewhere herein and in our Annual Report on Form 10-K for the year ended May 31, 2012.

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

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at August 31, 2012, our working capital was $10,768. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to August 31, 2012 we have raised capital through private placements of common stock aggregating $60,000 to our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.
Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$7,650	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended May 31, 2011.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	475	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$27,877

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

Results of Operations – For the three months ended August 31, 2012 and 2011

Operating expenses decreased from $3,575 to $0 for the three months ended August 31, 2011 and 2012, respectively, due to the timing of audit procedures performed for the Company's year end audit.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2012, which was filed with the SEC on October, 2012. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

       None.

Item 5.  Other Information

        None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at August 31, 2012 (unaudited), and May 31, 2011

(2) Unaudited Statements of Operations for the three-month periods ended August 31, 2012 and 2011, and the period from March 19, 2010 (inception) to August 31, 2012

(3) Unaudited Statements of Cash Flows for the three-month periods ended August 31, 2012 and 2011, and the period from March 19, 2010 (inception) to August 31, 2012

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANDEL RESOURCES, INC.

Date:	October 12 , 2012	By:	/s/ Mario Santos Gregorio
Mario Santos Gregorio
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 12, 2012	By:	/s/ Rizalina Raneses
Rizalina Raneses

Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)