Form 10-Q
period 2012-11-30
Plandel Resources, Inc.
filed 2013-01-16
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2012

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from June 1, 2012 to November 30, 2012).

Commission File Number: 000-54500

Plandel Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2432 M. De la Cruz
Pasay City, Philippines, 1300	R6 24061
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 14, 2013 was 31,000,000.

		Page

PART I . Financial Information

Item 1.	Financial Statements	3

	Condensed Balance Sheets at November 30, 2012 (unaudited), and May 31, 2012	4

	Unaudited Condensed Statements of Operations for the three and six month periods ended November 30, 2012 and 2011, and the period from March 19, 2010 (inception) to November 30, 2012	5

	Unaudited Condensed Statements of Cash Flows for the six month periods ended November 30, 2012 and 2011, and the period from March 19, 2010 (inception) to November 30, 2012	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II. Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosure	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		15

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED BALANCE SHEETS

	November 30	May 31
	2012	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$18,910	$23,615
Total Current Assets	$18,910	$23,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	100	-
Advance from related parties	12,847	12,847
Total Current Liabilities	$12,947	$12,847

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit during the pre-exploration stage	(56,937)	(52,132)

Total Stockholders' Equity	5,963	10,768

Total Liabilities and Stockholders’ Equity	$18,910	$23,615

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months	March 19, 2010
	ended	ended	ended	ended	(Inception) to
	Nov	Nov	Nov	Nov	Nov
	30,2012	30,2011	30,2012	30,2011	30,2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
General and administrative	4,805	5,882	4,805	9,457	51,937

Total expenses	4,805	5,882	4,805	9,457	56,937

Net Loss	$(4,805)	$(5,882)	$(4,805)	$(9,457)	$(56,937)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	31,000,000	30,000,000	31,000,000	30,000,000

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
	Six Months	Six Months	March 19, 2010
	ended	ended	(inception) to
	November 30,	November 30,	November 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,805)	$(9,457)	$(56,937)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Accounts payable	100	(2,385)	100
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,705)	(11,842)	(48,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	-	11,842	12,847
Proceeds from issuance of common stock	-	-	60,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	11,842	72,847

NET INCREASE (DECREASE) IN CASH	(4,705)	-	18,910

CASH AT BEGINNING OF PERIOD	23,615	17	-

CASH AT END OF PERIOD	$18,910	$17	$18,910

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
November 30, 2012
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The Company, Plandel Resources, Inc. was incorporated under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001.The Company was organized for the purpose of acquiring and developing mineral properties. At the report date a mineral claim, with unknown reserves had been acquired, however, the Company has not established the existence of commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

The interim financial statements for the three and six months ended November 30, 2012 and 2011 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accountin principles generally accepted in the United States of America. The results of operations for the iterim periods are not necessarily indicative of  the results for the full year. In the opinion of management, all adjustments considered necesary for a fair presentation of results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim consolidated financial statements shold be read in conjunction with the financial statements included in our Annual Report on form 10-K for the year ended May 31, 2012 filed with the SEC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. As of November 30, 2012, the Company had a net operating loss carryforward of $56,937, which will begin to expire in 2030. The related approximate deferred tax asset and valuation allowance was $17,082.

Financial and Concentrations Risk
The Company has no financial or concentrations risks.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
November 30, 2012
(UNAUDITED)

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of November 30, 2012, the Company has no common share equivalents.

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

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
November 30, 2012
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Financial Instruments
The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Reclassifications
Certain prior periods amounts have been reclassified to conform to current period presentation.

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
The Acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established.

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s two Officers have acquired 100% of the outstanding common stock issued.

During the year ended May 31, 2012, an Officer advanced $12,847 to the Company. This amount is payable to the officer at November 30 , 2012. All advances are non-interest bearing and payable on demand.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and management of the Company has developed a strategy, which it believes will accomplish this objective through advances from a director, and additional equity investment, which will enable the Company to operate for the coming year.

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

We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Plandel Gold Claim.  As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  Our plan is to explore the Plandel Gold Claim for gold; we want to proceed but lack of sufficient cash is our limiting factor.  The two phase exploration program will cost $12,702 (PHP 591,000) for Phase I and $26,617 (PHP 1,238,500) for Phase II.  Thus, the anticipated company expenses over the next year are roughly $40,000 in exploration alone if Phase I and Phase II are undertaken.  We also anticipate an additional $12,175 for operating expenses including professional legal and accounting services required after becoming a reporting company. No revenues have yet been earned.  We do not anticipate revenues unless a commercially profitable product can be extracted and sold.  As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some.  If conditions are favorable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim.  Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property.  If that succeeds then again we would try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner.  We have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of gold found on the Plandel Gold Claim.

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at November 30, 2012, our working capital was $5,963. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to November 30, 2012 we have raised capital through private placements of common stock aggregating $60,000 to our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

 Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$7,650	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended May 31, 2012.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	475	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$27,877

Since our initial share issuances, the Company has been unable to raise additional cash forcing it to rely in the future upon cash advances from its directors to meet current and future liabilities over the next few months.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months.  We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on the Plandel Gold Claim through joint venture arrangement or even the sale of part of the Plandel Gold Claim.  Neither of these avenues has been pursued as of the date of this filing. Our geologist has recommended an exploration program for the Plandel Gold Claim.  However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I recommended in Roberto Noga’s Report until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else. We do not intend to hire any employees at this time.  All of the work on the Plandel Gold Claim will be conducted by our two officers who have extensive experience in geology.  They will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising Plandel on the economic feasibility of removing any mineralized material we may discover.

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

Results of Operations – For the three months ended November 30, 2012 compared to 2011

Operating expenses decreased from $5,882 to $4,805 for the three months ended November 30, 2011 and 2012, respectively, due to a decrease in filing fees.

Results of Operations – For the six months ended November 30, 2012 compared to 2011

Operating expenses decreased from $9,457 to $4,805 for the six months ended November 30, 2012, respectively due to a decrease in filing fees.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(1)Balance Sheets at November 30, 2012 (unaudited), and May 31, 2011

(2)Unaudited Statements of Operations for the three-month periods ended November 30, 2012 and 2011, and the period from March 19, 2010 (inception) to November 30, 2012

(3)Unaudited Statements of Cash Flows for the three-month periods ended November 30, 2012 and 2011, and the period from March 19, 2010 (inception) to November 30, 2012

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANDEL RESOURCES, INC.

Date:	January 16, 2013	By:	/s/ Mario Santos Gregorio
Mario Santos Gregorio
President and Chief Executive Officer
(Principal Executive Officer)

	January 16, 2013	By:	/s/ Rizalina Raneses
Rizalina Raneses
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)