Form 10-K
period 2013-05-31
Plandel Resources, Inc.
filed 2013-08-28
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54500

Plandel Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2432 M. Dela Cruz, Pasay City, Philippines, 1300
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	[X]	No	[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.   $0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: August 27, 2013: 31,000,000 common shares

Note Regarding Forward Looking Statements:

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

Prior to our actual incorporation, our president Mario Gregorio acquired the Plandel Gold Claim from Rojas Ventures Ltd., an unrelated company, on July 2, 2009 for the sum of $5,000.  This is our only mineral claim. It was conveyed by him to us upon our formation on March 19, 2010.

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

Gold Prices

Gold prices have risen steadily over the last few years.  In 2000, gold traded between $260 and $315 USD per ounce based on London PM Fix Price.  In 2005, this was between $440 and $540.  On September 1, 2012, gold opened at $1773.50 per ounce. On August 27, 2013 gold opened at $1,442 per ounce.

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

There were no purchases of our equity securities by us from inception to May 31, 2013.

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

         Budget

The proposed budget for the recommended work in PHP is 1,829,500 (or $39,319 USD) as follows:

Phase I

● Geological Mapping	PHP	315,000	$6,770

● Geophysical Surveying	PHP	276,000	5,932

Total	PHP	591,000	$12, 702

Phase II

          ● Geochemical surveying and surface sampling (includes sample collection and assaying)

	PHP	1,238,500	$26,617

Total	PHP	1,238,500	26,617

Grand Total Exploration	PHP	1,829,500	$39,319

Glossary of Mining Terms

Amphibolite	a class of metamorphic rock composed mainly of amphibole with some quartz

Andesite	a class of fine-grained rock, of volcanic origin, containing mostly plagioclase and feldspar

Anorthosite	a phaneritic, intrusive igneous rock characterized by a predominance of plagioclase feldspar

Aplite	a fine-grained granitic rock composed mostly of quartz and feldspars

Aquifer	an underground layer of water-bearing porous stone, earth, or gravel

Argile	clay

Argillite	a rock derived either from siltstone, claystone or shale that has undergone a somewhat higher degree of induration than is present in those rocks.

Assaying	laboratory examination that determines the content or proportion of a specific metal contained within a sample.

Auriferous	refers to gold (AU) or gold equivalents (AUEQ).

Basalt	a hard rock of varied mineral content; volcanic in origin, it makes up much of the Earth's crust

Bauxite	the principal ore of aluminium; a clay-like mineral, being a mixture of hydrated oxides and hydroxides.

Caldera	a large circular volcanic depression often originating due to collapse

Charnockites	any orthopyroxene-bearing granite, composed mainly of quartz, perthite or antiperthite and orthopyroxene (usually hypersthene), as an end-member of the charnockite series.

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

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We are pre-exploration and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have an accumulated deficit  of $64,768. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our company will fail.

We must obtain additional capital or our business will fail. In order to explore the claim and eventually establish operations, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Unless we complete the planned exploration work on the Plandel Gold Claim and commence operations, we will make no money, which may result in complete loss of your investment.  Financing is also needed to bring product to market.  Financing may be subject to numerous factors including investor sentiment, acceptance of mining claims and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments. We must perform mineral explorations on the Plandel Gold Claim to determine if any ore reserves are present and to keep the property in good standing. The planned exploration work alone is expected to cost $40,000. On May 31, 2013, we had cash of $10,979.

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

Raising additional capital through future offerings of common stock may be necessary for our company to continue, but there is no guarantee that this will be possible.  Doing so will, however, dilute the total share number issued and outstanding. Financing may be achieved by issuing more shares which will increase the number of common shares outstanding.  This may decrease the percentage interest held by each of our shareholders. Obtaining financing through the sale of our common stock will dilute other shareholders’ interests.  As the total number of outstanding common shares will increase, the equity attached to any individual share will decrease causing a dilution of shareholder ownership over the company.  With little other access to funds currently, we may have to rely on this method substantially to raise additional capital.

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

Fees for the license must be paid at the time of the renewal application and usually amount to approximately $1,000 including all agents’ fees and solely the responsibility of the owner of the claim, in this case, Plandel Resources Inc.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

None

Item 6.    Selected Financial Data

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended May 31, 2013 and  2012 and for the period from March 19, 2010, the date of our inception, through May 31, 2013.

BALANCE SHEET INFORMATION

	May 31	May 31
	2013	2012
ASSETS

Current Assets
Cash	$10,979	$23,615
Total Current Assets	$10,979	$23,615

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Accounts Payable	$-	$-
Advance from Related Parties	$12,847	12,847

Total Current Liabilities	12,847	12,847

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common Stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at May 31, 2013 and 2012	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit during the pre-exploration stage	(64,768)	(52,132)

Total Stockholders' (Deficiency) Equity	(1,868)	10,768

Total Liabilities and Stockholders' (Deficiency) Equity	$10,979	$23,615

STATEMENT OF OPERATIONS INFORMATION

	Year	Year	March 19, 2010
	ended	ended	(Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

REVENUES	$-	$-	$-

TOTAL EXPENSES	12,636	15,859	64,768

NET LOSS	$(12,636)	$(15,859)	$(64,768)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	31,000,000	30,273,973

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

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at May 31, 2013, our working capital deficit was $1,868. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to May 31, 2013 we have raised capital through private placements of common stock aggregating $60,000 with our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$4,000	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended 2013.
Audit	8,500	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	5,000	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,000	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$32,202

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

Results of Operations

Our operating results for the fiscal years ended May 31, 2013 and 2012 are described below.

Revenues

During the fiscal years ended May 31, 2013 and 2012 and from the period March 19, 2010 (inception) to May 31, 2013, we did not earn any revenue.

There can be no assurance that we will continue to generate revenues from our current business or any new business opportunities we may identify and acquire.

Expenses

Our operating expenses for fiscal years 2013 and 2012 remained relatively constant.  Our operating expenses, for the fiscal year ended May 31, 2013 were $12,636 as compared to operating expenses of $15,859 for the same period ended May 31, 2012, of which all expenditures were related to audit, accounting, filing and professional fees related to current reporting obligations, resulting in a net loss of $12,636 and $15,859 respectively, for the fiscal years ended May 31, 2013 and 2012.

Basic and diluted loss per share for the fiscal years ended May 31, 2013 and 2012 was ($0.00).

Results of Operations – For the period from March 19, 2010 to May 31, 2013

As of May 31, 2013, our cash on hand had decreased to $10,979 because of expenditures for auditing costs and legal and  SEC filing fees.  Our stockholders’ deficiencies and net loss  increased commensurate with the expenses incurred during the period.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

None

Item 8. Financial Statements

PLANDEL RESOURCES, INC.

FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-1 and F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statement of Stockholders’ Equity (Deficiency)	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-9

25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Plandel Resources, Inc.
(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheet of Plandel Resources, Inc. (a Pre-Exploration Stage Company) (the Company) as of May 31, 2013, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended May 31, 2013, and for the period March 19, 2010 (date of inception) to May 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plandel Resources, Inc. (a Pre-Exploration Stage Company) as of May 31, 2013, and the results of its operations and its cash flows for the year ended May 31, 2013, and for the period March 19, 2010 (date of inception) to May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sadler, Gibb & Associates, LLC
Salt Lake City, UT
August 27, 2013

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

/s/ Madsen & Associates CPA’s, Inc.
Murray, Utah
September 21, 2012

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
BALANCE SHEETS

	May 31	May 31
	2013	2012
ASSETS

Current Assets
Cash	$10,979	$23,615
Total Current Assets	10,979	23,615

TOTAL ASSETS	$10,979	$23,615

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Advance from Related Parties	$12,847	$12,847
Total Current Liabilities	12,847	12,847

TOTAL LIABILITIES	12,847	12,847

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at May 31, 2013 and 2012	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit during the pre-exploration stage	(64,768)	(52,132)

Total Stockholders' Equity (Deficiency)	(1,868)	10,768

Total Liabilities and Stockholders' Equity (Deficiency)	$10,979	$23,615

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year	Year	March 19, 2010
	ended	ended	(Inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment of mineral claim acquisition costs	-	-	5,000
General and administrative	12,636	15,859	59,768
Total operating expenses	12,636	15,859	64,768

Net Loss	$(12,636)	$(15,859)	$(64,768)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	31,000,000	30,273,973

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period March 19, 2010 (date of inception) to May 31, 2013

			Additional
	Common Stock		paid-in	Deficit
	Shares	Amount	capital	Accumulated	Total
Balance - March 19, 2010 (Date of Inception)	-	$-	$-	$-	$-
Stock issued for cash on March 31, 2010 at $0.001 per share	30,000,000	30,000	-	-	30,000
Capital contributions - expenses			2,900		2,900
Net loss for the period ended May 31,2010	-	-	-	(22,714)	(22,714)
Balance - May 31, 2010	30,000,000	30,000	2,900	(22,714)	10,186
Net loss for the period end May 31,2011	-	-	-	(13,559)	(13,559)
Balance - May 31, 2011	30,000,000	$30,000	$2,900	$(36,273)	(3,373)
Stock issued for cash on Feb 21, 2012	1,000,000	1,000	29,000	-	30,000
Net loss for the period end May 31,2012	-	-	-	(15,859)	(15,859)
Balance - May 31, 2012	31,000,000	$31,000	$31,900	$(52,132)	10,768
Net loss for the period end May 31,2013	-	-	-	(12,636)	(12,636)
Balance - May 31, 2013	31,000,000	$31,000	$31,900	$(64,768)	(1,868)

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
STATEMENT OF CASH FLOWS

	Year	Year	March 19, 2010
	ended	ended	(inception) to
	May 31,	May 31,	May 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,636)	$(15,859)	$(64,768)

AAdjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Accounts Payable	-	(3,390)	-
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(12,636)	(19,249)	(56,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES Advance from related parties	-	12,847	12,847
Proceeds from issuance of common stock	-	30,000	60,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	42,847	72,847

NET INCREASE (DECREASE) IN CASH	(12,636)	23,598	10,979

CASH AT BEGINNING OF PERIOD	23,615	17	-

CASH AT END OF PERIOD	$10,979	$23,615	$10,979

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The accompanying notes are an integral part of these financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 1 - ORGANIZATION

The Company, Plandel Resources, Inc. was incorporated under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001. The Company was organized for the purpose of acquiring and developing mineral properties. At the balance sheet date a mineral claim, with unknown reserves had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year	Estimated NOL Carry-	NOL	Benefit from	Valuation	Net Tax
Ended	Forward	Expires	NOL	Allowance	Benefit
2010	$22,714	2030	$7,723	$(7,723)	$-
2011	$13,559	2031	$4,610	$(4,610)	$-
2012	$15,859	2032	$5,392	(5,392)	$-
2013	$12,636	2033	$4,296	$(4,296)	-
	64,768		22,021	(22,021)	$-

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
As of May 31, 2013 and 2012, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended May 31, 2013 and 2012, and no interest or penalties have been accrued as of May 31, 2013 and 2012. As of May 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

The valuation allowance as of May 31, 2013 was $22,021, which increased by $4,296 for the year ended May 31, 2013.

Financial and Concentrations Risk

The Company has no financial or concentration risk.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There are no common stock equivalents outstanding as of May 31, 2013 and 2012.

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

Environmental Requirements

At the balance sheet date environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

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

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Financial Statements
May 31, 2013

NOTE 3 – ACQUISITION OF A MINERAL CLAIM

On July 2, 2009 our president Mario Gregorio acquired a mineral claim for $5,000 known as the Plandel Gold Claim located near Baliuag in the Republic of the Philippines from Rojas Ventures Ltd, an unrelated company located in Manila, Philippines. It was conveyed by him to the Company upon the formation on March 19, 2010. The claim, under Philippine mineral law, remains in good standing until such time as the Company abandons it.

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

An Officer advanced $12,847 to the Company during the year ended May 31, 2012. These advances are non-interest bearing and payable on demand. The balance due as of May 31, 2013 and 2012 is $12,487.

NOTE 5 – COMMON STOCK

On March 31, 2010, the Company completed a private placement consisting of 30,000,000 common shares sold to the directors and officers at a price of $0.001 per share for a total consideration of $30,000.

On February 21, 2012, the Company issued 1,000,000 common shares to an officer at a price of $0.03 per share for cash of $30,000.

NOTE 6 - GOING CONCERN

The Company has had no revenues since inception, has an accumulated deficit, and has negative working capital at May 31, 2013. The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

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

Managements Report on Internal Control over Financial Reporting

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2013. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of May 31, 2013, our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting.

During the Fiscal Year ended May 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Address
Mario S. Gregorio	50	Chief Executive Officer (President and Director)	2432 M. Dela Cruz St., Pasay City, Philippines
Rizalina Raneses	59	Chief Financial Officer (Secretary and Treasurer)	2479 Ramos Street, Pasay City, Philippines

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

  Summary Compensation Table

Annual Compensation				Long-term Compensation
				Awards		Payouts
Restricted
Name and			Other Annual	Stock		LTIP	All Other
Principal		Salary	Compensation	Awards	Options/SAR	Payouts	Compensation
Position	Year	($)	($)	($)	(Number)	($)	($)

Mario Gregorio, CEO	2013	-0-	-0-	-0-	-0-	-0-	-0-
Rizalina Raneses, CFO	2013	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

Mario Gregorio and Rizalina Raneses are the principal and only shareholders on record for our common stock with a combined interest of 31,000,000 shares of common stock as of May 31, 2013.

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

To this date, and aside from the following transaction, there have been no agreements or transactions with the director/officers, nominees for election as directors, any principal security holders, or any relative or spouse of such named persons. There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

As of the date of this filing Plandel had issued, to our officers Mario Gregorio and Rizalina Raneses, an aggregate of 31,000,000 common shares all at the price of $0.001 per shares for an aggregate consideration of $31,000.

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

For fiscal years 2013 and 2012, total audit fees were $7,805 and $7,315, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1.    Financial Statement Schedules

        Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or not applicable.

2.           Exhibits

Exhibit No	Description
3.1	Certificate of Incorporation (1)

3.2	Articles of Incorporation (2)

3.4	Bylaws (1)

4	Specimen Stock Certificate (1)

10.1	Transfer Agent and Registrar Agreement (1)

11	Statement re: Computation of Per Share Earnings (1)

23.1	Consent of Independent Accountant

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	Taxonomy Extension Presentation Linkbase**

99.1	Geological Report of Roberto Noga (2)

99.2	Legal Documentation re. Plandel Gold claim (2)

(1)	Previously filed on July 13, 2010, in Registration Statement on Form S-1 (file no. 333-168079)
(2)	Previously filed on October 13, 2010 in Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-168079)
**    Filed herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANDEL RESOURCES, INC.

Date: August 28, 2013	By:	/s/ Mario Santos Gregorio
	Name:	Mario Santos Gregorio
	Title:	Chief Executive Officer, President and Director

Date: August 28, 2013	By:	/s/ Rizalina Raneses
	Name:	Rizalina Raneses
	Title:	Treasury and Secretary (Principal Financial Officer adn Principal Accounting Officer)