Form 10-Q
period 2013-08-31
Plandel Resources, Inc.
filed 2013-10-03
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2013

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from June 1, 2013 to August 31, 2013).

Commission File Number: 000-54500

Plandel Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2432 M. Dela Cruz, Pasay City, Philippines, 1300	-
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 3, 2013 was 31,000,000.

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements	3

	Condensed Balance Sheets at August 31, 2013 (unaudited), and May 31, 2013	F-1

	Unaudited Condensed Statements of Operations for the three-month periods ended August 31, 2013 and 2012, and the period from March 19, 2010 (inception) to August 31, 2013	F-2

	Unaudited Condensed Statements of Cash Flows for the three-month periods ended August 31, 2013 and 2012, and the period from March 19, 2010 (inception) to August 31, 2013	F-3

	Notes to Unaudited Condensed Financial Statements	F-4 to F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	7

PART II. Other Information

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

Signatures		10

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Plandel Resources, Inc. (pre-exploration stage company) at August 31, 2013 and May 31, 2013, and the condensed statements of operations and cash flows for the three months ended August 31, 2013 and 2012, and for the period from inception (March 19, 2010) to August 31, 2013, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2013 are not necessarily indicative of the results that can be expected for the year ending May 31, 2014.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED BALANCE SHEETS

	August 31
	2013	May 31
	(Unaudited)	2013
ASSETS
Current Assets
Cash	$5,312	$10,979
Total Current Assets	$5,312	$10,979

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	260	-
Advance from Related Parties	12,847	12,847
Total Current Liabilities	$13,107	$12,847

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit during the pre-exploration stage	(70,695)	(64,768)

Total Stockholders' Deficiency	(7,795)	(1,868)

Total Liabilities and Stockholders’ Deficiency	$5,312	$10,979

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	March 19, 2010
	ended	ended	(Inception) to
	Aug 31, 2013	Aug 31, 2012	Aug 31, 2013

REVENUES	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	5,000
General and administrative	5,927	-	65,695
Total expenses	5,927	-	70,695

Net Loss	$(5,927)	$-	$(70,695)

Basic and diluted	31,000,000	31,000,000

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months ended Aug 31, 2013	Three Months ended Aug 31, 2012	March 19, 2010(inception) to Aug 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(5,927)	$-	$(70,695)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Accounts Payable	260	-	260
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,667)	-	(62,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	-	-	12,847
Proceeds from issuance of common stock	-	-	60,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	72,847

NET INCREASE (DECREASE) IN CASH	(5,667)	-	5,312

CASH AT BEGINNING OF PERIOD	10,979	23,615	-

CASH AT END OF PERIOD	$5,312	$23,615	$5,312

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
August 31, 2013
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

The interim financial statements for the three months ended August 31, 2013 and August 31, 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended May 31, 2013, as filed with the SEC.

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

Basic and Diluted Net Loss Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of August 31, 2013, the Company did not have any common stock equivalents outstanding.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
August 31, 2013
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
August 31, 2013
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

The Acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value, and the acquisition costs might not be recoverable.

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company’s two Officers have acquired 100% of the outstanding common capital stock issued.

An Officer has advanced $12,847 to the Company, as of August 31, 2013. These advances are non-interest bearing and payable on demand.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital. Management has developed a strategy, which it believes will accomplish this objective through advances from a director, and additional equity investment, which will enable the Company to operate for the coming year.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements." Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" in Item 1A and contained elsewhere herein and in our Annual Report on Form 10-K for the year ended May 31, 2013.

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

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at August 31, 2013, our working capital deficit was $7,795. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to August 31, 2013 we have raised capital through private placements of common stock aggregating $60,000 to our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

 Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$7,650	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended May 31, 2014.
Audit	8,500	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	475	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$31,827

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

Results of Operations – For the three months ended August 31, 2013 and August 31, 2012

During the comparative three month periods ended August 31, 2013 and August 31, 2012, operating expenses increased to $5,927 from $0 due to the timing of work performed related to our year end audit (for the fiscal year ended May 31, 2012, all audit work was performed after August 31, 2012).

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2013, which was filed with the SEC on August 28, 2013. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(1) Balance Sheets at August 31, 2013 (unaudited), and May 31, 2013

(2) Unaudited Condensed Statements of Operations for the three-month periods ended August 31, 2013 and 2012, and the period from March 19, 2010 (inception) to August 31, 2013

(3) Unaudited Condensed Statements of Cash Flows for the three-month periods ended August 31, 2013 and 2012, and the period from March 19, 2010 (inception) to August 31, 2013

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANDEL RESOURCES, INC.

Date:	October 3, 2013	By:	/s/ Mario Santos Gregorio
		Name:	Mario Santos Gregorio
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Rizalina Raneses
		Name:	Rizalina Raneses
		Title:	Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)