Form 10-Q
period 2013-11-30
Plandel Resources, Inc.
filed 2014-01-13
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2013

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from June 1, 2013 to November 30, 2013).

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 13, 2014 was 31,000,000.

		Page

PART I. Financial Information

Item 1.	Financial Statements	3

	Condensed Balance Sheets at November 30, 2013 (unaudited), and May 31, 2013	4

	Unaudited Condensed Statements of Operations for the three and six-month periods ended November 30, 2013 and 2012, and the period from March 19, 2010 (inception) to November 30, 2013	5

	Unaudited Condensed Statements of Cash Flows for the six-month periods ended November 30, 2013 and 2012, and the period from March 19, 2010 (inception) to November 30, 2013	6

	Notes to Unaudited Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II. Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		16

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Plandel Resources, Inc. (pre-exploration stage company) at November 30, 2013 and May 31, 2013, and the condensed statements of operations for the three and six months ended November 30, 2013 and 2012, and for the period from inception (March 19, 2010) to November 30, 2013, and the condensed statements of cash flows for the six months ended November 30, 2013 and 2012, and for the period from inception (March 19, 2010) to November 30, 2013, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended November 30, 2013 are not necessarily indicative of the results that can be expected for the year ending May 31, 2014.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED BALANCE SHEETS

	November 30	May 31
	2013	2013
ASSETS	(Unaudited)

Current Assets
Cash	$2,271	$10,979
Total Current Assets	$2,271	$10,979

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	58	-
Advance from Related Parties	12,847	12,847
Total Current Liabilities	$12,905	$12,847

STOCKHOLDERS' DEFICIENCY

Common Stock, $0.001 par value, 300,000,000 shares authorized; 31,000,000 shares issued and outstanding	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit during the pre-exploration stage	(73,534)	(64,768)
Total Stockholders' Deficiency	(10,634)	(1,868)

Total Liabilities and Stockholders’ Deficiency	$2,271	$10,979

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	March 19, 2010
	ended	ended	ended	ended	(Inception) to
	Nov 30,2013	Nov 30,2012	Nov 30,2013	Nov 30,2012	Nov 30,2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
General and administrative	2,839	4,805	8,766	4,805	68,534
Total expenses	2,839	4,805	8,766	4,805	73,534

Net Loss	$(2,839)	$(4,805)	$(8,766)	$(4,805)	$(73,534)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	31,000,000	31,000,000	31,000,000	31,000,000

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months	Six Months	March 19,2010
	ended	ended	(inception) to
	Nov-30	Nov-30	Nov-30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,766)	$(4,805)	$(73,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Expenses paid by shareholders	-	-	2,900
Impairment loss on mineral claim	-	-	5,000

Changes in operating assets and liabilities:
Accounts Payable	58	100	58
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(8,708)	(4,705)	(65,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	-	-	12,847
Proceeds from issuance of common stock	-	-	60,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	72,847

NET INCREASE (DECREASE) IN CASH	(8,708)	(4,705)	2,271

CASH AT BEGINNING OF PERIOD	10,979	23,615	-
CASH AT END OF PERIOD	$2,271	$18,910	$2,271

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The notes are an integral part of these condensed financial statements

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
November 30, 2013
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

The interim financial statements for the three and six months ended November 30, 2013 and November 30, 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended May 31, 2013, as filed with the SEC.

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

Basic and Diluted Net Loss Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of November 30, 2013, the Company did not have any common stock equivalents outstanding.

PLANDEL RESOURCES, INC.
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
November 30, 2013
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
November 30, 2013
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

An Officer has advanced $12,847 to the Company, as of  November 30, 2013. These advances are non-interest bearing and payable on demand.

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

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at November 30, 2013, our working capital deficit was $10,634. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to November 30, 2013 we have raised capital through private placements of common stock aggregating $60,000 to our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

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

Results of Operations – For the three months ended November 30, 2013 and November 30, 2012

During the comparative three month periods ended November 30, 2013 and November 30, 2012, operating expenses decreased to $2,839 from $4,805 due to the a decrease in operations from lack of funding.

Results of Operations – For the six months ended November 30, 2013 and November 30, 2012

During the comparative six month periods ended November 30, 2013 and November 30, 2012, operating expenses increased to $8,766 from $4,805 due to an increase in audit, accounting, and filing service fees.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2013, which was filed with the SEC on January 10, 2013. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

                None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (extensible Business Reporting Language):

(1) Balance Sheets at November 30, 2013 (unaudited), and May 31, 2013

(2) Unaudited Condensed Statements of Operations for the three and six-month periods ended November 30, 2013 and 2012, and the period from March 19, 2010 (inception) to November 30, 2013

(3) Unaudited Condensed Statements of Cash Flows for the six-month periods ended November 30, 2013 and 2012, and the period from March 19, 2010 (inception) to November 30, 2013

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANDEL RESOURCES, INC.

Date:	January 13, 2014	By:	/s/ Mario Santos Gregorio
Mario Santos Gregorio
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 13, 2014	By:	/s/Rizalina Raneses
Rizalina Raneses
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)