Form 10-Q
period 2014-02-28
Sports Asylum, Inc.
filed 2014-04-18
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from June 1, 2013 to February 28, 2014).

Commission File Number: 000-54500

Sports Asylum, Inc.
(Formerly Plandel Resources, Inc.)
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4575 Dean Martin Drive, Suite 2206 Las Vegas, NV	89103
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 7, 2014 was 31,000,000.

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements	3
	Condensed Balance Sheets at February 28, 2014 (unaudited), and May 31, 2013	4
	UnaUnaudited Condensed Statements of Operations for the three and nine-month periods ended February 28, 2014 and 2013, and the period from March 19, 2010 (inception) to February 28, 2014	5
	Unaudited Condensed Statements of Cash Flows for the nine-month periods ended February 28, 2014 and 2013, and the period from March 19, 2010 (inception) to February 28, 2014	6
	Notes to Unaudited Condensed Financial Statements	7 to 9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13

PART II. Other Information

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

Signatures		16

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

The accompanying condensed balance sheets of Sports Asylum, Inc. (Formerly Plandel Resources, Inc.) (pre-exploration stage company) at February 28, 2014 and May 31, 2013, and the condensed statements of operations for the three and nine months ended February 28, 2014 and 2013, and for the period from inception (March 19, 2010) to February 28, 2014, and the condensed statements of cash flows for the nine months ended February 28, 2014 and 2013, and for the period from inception (March 19, 2010) to February 28, 2014, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended February 28, 2014 are not necessarily indicative of the results that can be expected for the year ending May 31, 2014.

SPORTS ASYLUM, INC. (FORMERLY PLANDEL RESOURCES, INC.)
(Pre-Exploration Stage Company)
CONDENSED BALANCE SHEETS

	February 28	May 31
	2014	2013
ASSETS	(Unaudited)

Current Assets
Cash	$1,201	$10,979
Total Current Assets	$1,201	$10,979

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	58	-
Advance from Related Parties	16,147	12,847
Total Current Liabilities	$16,205	$12,847

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit during the pre-exploration stage	(77,904)	(64,768)

Total Stockholders' Deficiency	(15,004)	(1,868)

Total Liabilities and Stockholders’ Deficiency	$1,201	$10,979

The notes are an integral part of these condensed financial statements

SPORTS ASYLUM, INC. (FORMERLY PLANDEL RESOURCES, INC.)
(Pre-Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months	March 19, 2010
	ended	ended	ended	ended	(Inception) to
	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014	Feb 28, 2013	Feb 28, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Impairment of mineral claim acquisition costs	-	-	-	-	5,000
General and administrative	4,370	6,331	13,136	11,136	72,904
Total expenses	4,370	6,331	13,136	11,136	77,904

Net Loss	$(4,370)	$(6,331)	$(13,136)	$(11,136)	$(77,904)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED
	31,000,000	31,000,000	31,000,000	31,000,000

The notes are an integral part of these condensed financial statements

SPORTS ASYLUM, INC. (FORMERLY PLANDEL RESOURCES, INC.)
(Pre-Exploration Stage Company)
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months	March 19,2010
	ended	ended	(inception) to
	Feb 28	Feb 28	Feb 28
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,136)	$(11,136)	$(77,904)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by shareholders	3,300	-	6,200
Impairment loss on mineral claim	-	-	5,000
Changes in operating assets and liabilities:
Accounts Payable	58	100	58
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(9,778)	(11,036)	(66,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral claim	-	-	(5,000)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	-	-	12,847
Proceeds from issuance of common stock	-	-	60,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	72,847

NET INCREASE (DECREASE) IN CASH	(9,778)	(11,036)	1,201

CASH AT BEGINNING OF PERIOD	10,979	23,615	-
CASH AT END OF PERIOD	$1,201	$12,579	$1,201

Supplemented Disclosure of Non-cash Financing Activities
Expenses paid by shareholders	$-	$-	$2,900

The notes are an integral part of these condensed financial statements

SPORTS ASYLUM, INC.
(FORMERLY PLANDEL RESOURCES, INC.)
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
February 28, 2014
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The Company, Sports Asylum, Inc. (Formerly Plandel Resources, Inc.) was incorporated under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001.The Company was organized for the purpose of acquiring and developing mineral properties. At the report date a mineral claim, with unknown reserves had been acquired. The Company has not established the existence of commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

The interim financial statements for the three and nine months ended February 28, 2014 and February 28, 2013 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended May 31, 2013, as filed with the SEC.

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

Basic and Diluted Net Loss Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of February 28, 2014, the Company did not have any common stock equivalents outstanding.

SPORTS ASYLUM, INC.
(FORMERLY PLANDEL RESOURCES, INC.)
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
February 28, 2014
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

SPORTS ASYLUM, INC.
(FORMERLY PLANDEL RESOURCES, INC.)
(Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
February 28, 2014
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

During the three months ended February 28, 2014, an officer paid expenses on behalf of the Company of $3,300.As of February 28, 2014, 16,147 is due to this officer. These advances are non-interest bearing and payable on demand.

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

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at February 28, 2014, our working capital deficit was $15,004. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to February 28, 2014 we have raised capital through private placements of common stock aggregating $60,000 to our only two shareholders and officers:  Mario Gregorio and Rizalina Raneses.

 Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.  Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$10,000	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended May 31, 2014.
Audit	9,500	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	12,702	Per Roberto Noga for Phase I
Filing Fees	4,000	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$38,702

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

Results of Operations – For the three months ended February 28, 2014 and February 28, 2013

During the comparative three month periods ended February 28, 2014 and February 28, 2013, operating expenses decreased to $4,370 from $6,331, due to a decrease in filing fees.

Results of Operations – For the nine months ended February 28, 2014 and February 28, 2013

During the comparative six month periods ended February 28, 2014 and February 28, 2013, operating expenses increased to $13,136 from $11,136 due to an increase in audit, accounting, and filing service fees.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

   None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2014, formatted in XBRL (extensible Business Reporting Language):

(1) Balance Sheets at February 28, 2014 (unaudited), and May 31, 2013

(2) Unaudited Condensed Statements of Operations for the three and nine-month periods ended February 28, 2014 and 2012, and the period from March 19, 2010 (inception) to February 28, 2014

(3) Unaudited Condensed Statements of Cash Flows for the nine-month periods ended February 28, 2014 and 2012, and the period from March 19, 2010 (inception) to February 28, 2014

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTS ASYLUM, INC. (FORMERLY PLANDEL RESOURCES, INC.)

Date:	April 17, 2014	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President,Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)
(Principal Financial Officer)