Form 10-K/A
period 2013-05-31
Sports Asylum, Inc.
filed 2014-07-17
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54500

Sports Asylum, Inc. (Formerly Plandel Resources, Inc.)
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4575 Dean Martin Drive, Suite 2206, Las Vegas, NV	89103
(address of principal executive offices)	(Zip code)

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: August 27, 2013: 31,000,000 common shares

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A of Sports Asylum, Inc., f/k/a/ Plandel Resources, Inc. (the “Company”) for the fiscal year ended May 31, 2013 (the “Amended 10-K”) is being made to correct certain information relating to the beneficial ownership of the Company’s shares of common stock.

Except for the amended disclosures relating to the beneficial ownership of the Company’s shares of common stock included herein, the Amended10-K has not been updated to reflect events that occurred after May 31, 2013.  Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Annual Report on Form 10-K filed on August 28, 2013 (the “Original Annual Report”), including any amendments to those filings.  The following sections have been amended from the Annual Report:

•	Risk Factors

•	Liquidity and Capital Resources

•	Note 4 to the Financial Statements

•	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Certain Relationships and Related Transactions and Director Independence

Except as set forth above, all other information in the Company’s Original Annual Report remains unchanged.

Note Regarding Forward Looking Statements:

This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Plandel Resources, Inc.’s current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "will," "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example, : regulatory and permitting issues; timing and outcome of exploration proposals; future financial performances of Plandel Resources and its projects; the estimation of mineral resources and the realization of mineral reserves; exploration, development, and production activities and estimated future production; costs of production, capital, operating and exploration expenditure estimates; additional capital requirements and acquisition; government regulation, environmental risks, reclamation and rehabilitation expenses; title disputes or claims; insurance coverage; future prices of gold and other minerals and all risk factors discussed in the sections entitled “Item A risk Factors” and item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. Plandel Resources, Inc. expressly does not undertake any duty to update forward-looking statements.

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

We raised $30,000 in initial capital in order to identify and purchase a promising mineral property claim. Pursuant to Regulation S of the Securities Act of 1933, on March 31, 2010, Plandel Resources sold 30,000,000 shares of its common stock in a private placement for the $30,000. On February 21, 2012, the Company issued 1,000,000 common shares to an officer at a price of $0.03 per share for a total consideration of $30,000.

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

Products and Gold

Plandel Resources does not have any products including gold.

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

Royalty Obligations and Other Underlying Agreements

None.

Accessibility, Climate, Local Resources, Infrastructure, and Topography

 Plandel Gold Claim is accessible from Plandel Resources by travelling on the country’s only highway system which consists of, for the most part, one lane in each direction and by taking an all weather gravel road.  Plandel Gold Claim lies in a non-active seismic area.  The city was formed in the so-called Carbon period, some 350 million years ago.  During this period, large shallow marshes were formed with abundant vegetation.  The rotting plants and trees in these marshes turned into peat and later into coal.  The town still has large coal reserves, which is the basis for the city’s current coal mining industry.

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

Our director, Mario Gregorio, has significant influence of our company with 32% of the outstanding common shares (10,000,000 shares).  Rizalina Raneses has 19% or 6,000,000 of the 31,000,000 outstanding shares.  This means that investors do not have an effective voice in the company.

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

Liquidity and Capital Resources

Since inception to May 31, 2013 we have raised capital through private placements of common stock aggregating $60,000 with our two officers:  Mario Gregorio and Rizalina Raneses.

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

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months.  We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on the Plandel Gold Claim through joint venture arrangement or even the sale of part of the Plandel Gold Claim.  Neither of these avenues has been pursued as of the date of this prospectus. Our geologist has recommended an exploration program for the Plandel Gold Claim.  However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I recommended in Roberto Noga’s Report until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else. We do not intend to hire any employees at this time.  All of the work on the Plandel Gold Claim will be conducted by our two officers who have extensive experience in geology.  They will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising Plandel Resources on the economic feasibility of removing any mineralized material we may discover.

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

None

Item 8. Financial Statements

PLANDEL RESOURCES INC.

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
August 27, 2013, except as to footnote 4, the date of which is July 10, 2014

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

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Plandel Resources has one director and two executive officers.  The Board may consist of one to nine members as specified by the bylaws.  They serve until their successor is elected and qualified.  Elections are by stockholders at the annual general meeting.  Officers are appointed by the Board and serve until their successors are appointed at the next annual meeting.

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

Other than Mr. Gregorio and Ms. Raneses, we have no other significant employees at this time and there are no paid employees.  Our Officers and Director fulfill many functions that would otherwise require Plandel Resources to hire employees or outside consultants.  Mr. Gregorio and Ms. Raneses each work full time on Tuesday – Saturday at Silve Mining and Barrios Resource Inc., respectively. As a result, both have Mondays to work on Plandel Resources matters (a six-day work week is common in the Philippines.) Each of the executive devotes approximately 10 hours of professional time to Plandel Resources matters each month by devoting the necessary time on Mondays.

Conflicts of Interest

Our officers and director are not directors or executive officers of any other company involved in the mining industry.  However there can be no assurance such involvement will not occur in the future.  Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Plandel Resources and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on March 23, 2010, a Code of Business Conduct and Ethics. Plandel Resources’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Plandel Resources and its officers and director to its shareholder, employees, customers, lenders and other stakeholder. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

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

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.  No Compensation Committee exists either

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

Mario Gregorio and Rizalina Raneses are the principal shareholders on record for our common stock with a combined interest of 16,000,000 shares of common stock as of May 31, 2013.

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

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class

Common Stock	Mario Gregorio, CEO (President and Director), 2432 M. Dela Cruz St., Pasay City, Philippines	10,000,000	32%

Common Stock	Rizalina Raneses, CFO (Secretary and Treasurer), 2479 Ramos Street, Pasay City, Philippines	6,000,000	19%

Total		16,000,000	51%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

As of the date of this filing Plandel Resources had issued, to our officers Mario Gregorio and Rizalina Raneses, an aggregate of 31,000,000 common shares.  30,000,000 were issued at the price of $0.001 per share and 1,000  were issued at a price of $0.03 per share for an aggregate consideration of $60,000.

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

SPORTS ASYLUM, INC. (Formerly Plandel Resources, Inc.)

Date: July 17, 2014	By:	/s/ Frank E. McEnulty
	Name:	Frank E. McEnulty
	Title:	Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)