Form 10-Q/A
period 2014-02-28
Sports Asylum, Inc.
filed 2014-07-17
CIK 1493712

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of Sports Asylum Inc. (the “Company”) for the quarter ended February 28, 2014 (the “Amended 10-Q”) is being made to correct certain information relating to the beneficial ownership of the Company’s shares of common stock.

Except for the amended disclosures relating to the beneficial ownership of the Company’s shares of common stock included herein, the Amended10-Q has not been updated to reflect events that occurred after February 28, 2014.  Accordingly, this Amended 10-Q should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Quarterly Report on Form 10-Q filed on April 18, 2014 (the “Original Quarterly Report”), including any amendments to those filings.  The following sections have been amended from the Original Quarterly Report:

•	Note 4 to the Financial Statements

•	Liquidity and Capital Resources

Except as set forth above, all other information in the Company’s Original Quarterly Report remains unchanged.

Table of Contents

		Page

PART I. Financial Information

Item 1.	Financial Statements	4
	Condensed Balance Sheets at February 28, 2014 (unaudited), and May 31, 2013	5
	UnaUnaudited Condensed Statements of Operations for the three and nine-month periods ended February 28, 2014 and 2013, and the period from March 19, 2010 (inception) to February 28, 2014	6
	Unaudited Condensed Statements of Cash Flows for the nine-month periods ended February 28, 2014 and 2013, and the period from March 19, 2010 (inception) to February 28, 2014	7
	Notes to Unaudited Condensed Financial Statements	8 to 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14

PART II. Other Information

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

Signatures		17

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

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months ended February 28, 2014, a major shareholder (and former officer) paid expenses on behalf of the Company of $3,300. As of February 28, 2014, $16,147 is due to this shareholder. These advances are non-interest bearing and payable on demand.

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

Liquidity and Capital Resources

During the three months ended February 28, 2014, a major shareholder (and former officer) paid expenses on behalf of the Company of $3,300. As of February 28, 2014, $16,147 is due to this shareholder. These advances are non-interest bearing and payable on demand.

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