Form 10-K
period 2014-05-31
Sports Asylum, Inc.
filed 2014-08-26
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

(310) 508-9398
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]	No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	[X]	No	[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.   $1,500,000.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: August 26, 2014: 31,000,000 common shares

This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect Sports Asylum, Inc.’s current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "will," "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example, : regulatory and permitting issues; timing and outcome of exploration proposals; future financial performances of Sports Asylum and its projects; the estimation of mineral resources and the realization of mineral reserves; exploration, development, and production activities and estimated future production; costs of production, capital, operating and exploration expenditure estimates; additional capital requirements and acquisition; government regulation, environmental risks, reclamation and rehabilitation expenses; title disputes or claims; insurance coverage; future prices of gold and other minerals and all risk factors discussed in the sections entitled “Item A risk Factors” and item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. Sports Asylum, Inc. expressly does not undertake any duty to update forward-looking statements.

PART I

Item 1.    Business

Introduction

We are a mining company with one mineral claim (the Plandel Gold claim) in the Republic of the Philippines. Our goal is to generate revenues through the sale of gold found and extracted from this claim. We have a specific business plan to complete exploration work on this claim and have no reason to alter this plan within the next twelve months.  The company has no subsidiaries, affiliates or joint venture partners.  Due to the depressed markets for gold and the difficulties raising capital for mining projects we are also exploring the possibility of a acquisition or merger with another company.  We  have not been involved in any large purchases other than that of the Plandel Gold Claim and have not been involved in any reclassification, bankruptcy or receivership since inception.

Background

Sports Asylum, Inc. was established as a private company by Mario S. Gregario and Rizalina Raneses to acquire and develop gold properties while world gold prices are strong.

Sports Asylum, Inc. was incorporated as Plandel Resources, Inc. under the laws of the State of Nevada March 19, 2010.  On March 24, 2014 we changed our name to Sports Asylum, Inc.

We raised $30,000 in initial capital in order to identify and purchase a promising mineral property claim. Pursuant to Regulation S of the Securities Act of 1933, on March 31, 2010, Sports Asylum sold 30,000,000 shares of its common stock in a private placement for the $30,000. On February 21, 2012, the Company issued 1,000,000 common shares to an officer at a price of $0.03 per share for a total consideration of $30,000.

Prior to our actual incorporation, our former president Mario Gregorio acquired the Plandel Gold Claim from Rojas Ventures Ltd., an unrelated company, on July 2, 2009 for the sum of $5,000.  This is our only mineral claim. It was conveyed by him to us upon our formation on March 19, 2010.

In July 2009, we engaged a mining consultant, Roberto Noga, to develop a preliminary scoping study for the development of the Plandel Claim.  Previous exploration work was reviewed and recommendations for an exploration program made.  His report is the basis for the description of the property in Item 2. Properties.

Assuming we can raise the necessary capital, we intend to carry out the exploration program proposed on the Plandel Claim.  There is the distinct possibility that we will not only fail to raise the capital but fail to find a commercially viable ore body.  There is no guarantee that gold of significant value will be found.  We currently do not have any ore body, products or revenues.

Executive Offices

We lease our principal executive offices at 4575 Dean Martin Drive, Suite 2206, Las Vegas, NV   89103
Our telephone number is 310-508-9398.

Mining Property, Facilities and Operations

The company has a single mineral claim, the Plandel Gold Claim located in the Republic of the Philippines.  A mining geologist has proposed a two phase exploration program of this property but no exploration has yet been carried out.  There are no operations underway, no facilities other than the principal executive offices and no employees other than our CEO.  Further information can be found in following sections.

Exploration and Production

We are a mining company with no production (of gold and gold related products).  No exploration has been conducted to date either. We hope to explore our sole mineral claim in the near future.

Products and Gold

Sports Asylum does not have any products including gold.

Gold Prices

Gold prices have risen steadily over the last few years.  In 2000, gold traded between $260 and $315 USD per ounce based on London PM Fix Price.  In 2005, this was between $440 and $540.  On September 1, 2012, gold opened at $1773.50 per ounce. On July 23, 2014 gold was trading at $1,305 per ounce.

Other Minerals

We are planning to search for gold but will consider extracting other minerals if found in significant value on the Plandel Gold Claim.

Employees

At present, we have no employees other than our executive officer.  We anticipate that we will be conducting most of our business through agreements and third parties.  No such agreements have yet been made and will not be made until we near exploration. Our executive officer does not devote all of his time to the affairs of the company.  See “Directors and Executive Officers.”  At present, we have no employment agreements with him.  We also do not have any health plans, benefits, profit sharing, annuity, insurance, or pension plans.

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

There were no purchases of our equity securities by us from inception to May 31, 2014.

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

Royalty Obligations and Other Underlying Agreements

None.

Accessibility, Climate, Local Resources, Infrastructure, and Topography

 Plandel Gold Claim is accessible from Plandel by travelling on the country’s only highway system which consists of, for the most part, one lane in each direction and by taking an all weather gravel road.  Plandel Gold Claim lies in a non-active seismic area.  The mineral deposit was formed in the so-called Carbon period, some 350 million years ago.  During this period, large shallow marshes were formed with abundant vegetation.  The rotting plants and trees in these marshes turned into peat and later into coal.  The town still has large coal reserves, which is the basis for the city’s current coal mining industry.

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

Sports Asylum, Inc. is preparing to conduct preliminary exploration work on the property.

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

Item 1A.    Risk Factors

There is a high degree of risk associated with buying our common stock.  Prospective investors should carefully read this 10-K and consider the following risk factors when deciding whether to purchase our shares. These are speculative stocks and should be purchased by only those who can afford to lose their entire investment.

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

Risks Associated with our Company and our Industry

We are governed by only one person, Frank McEnulty, which may lead to faulty corporate governance .

We have only one director and executive officer who makes all the decisions regarding corporate governance.  This includes his (executive) compensation, accounting overview, related party transactions and so on.  He will also have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval.  This may lead to ineffective disclosure and accounting controls.  Noncompliance with laws and regulations may result in fines and penalties.  He would have the ability to take any action as he himself reviews them and approves them.  He would exercise control over all matters requiring shareholder approval including significant corporate transactions.  We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our executive officer has other business interests which may limit the amount of time he can devote to our Company and create conflicts of interest .

Our executive officer has other business interests, meaning he may not have enough time to devote to our business operations.  This could cause business failure.  He has been devoting and in the future plan to devote only 10 hours per month to company affairs which may lead to sporadic exploration activities and periodic interruptions of business operations.  Unforeseen events may cause this amount of time to become even less. Our officers may also have conflicts of interest as a result of their relationships with other companies.  See”Directors and Executive Officers.”

We must attract and maintain key personnel or our business will fail.

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the mining industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We are recently formed, lack an operating history and have yet to make any revenues.  If we cannot generate any profits, you may lose your entire investment.

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way for you to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have an accumulated deficit of $83,295. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our company will fail.

We must obtain additional capital or our business will fail. In order to explore the claim and eventually establish operations, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Unless we complete the planned exploration work on the Plandel Gold Claim and commence operations, we will make no money, which may result in complete loss of your investment.  Financing is also needed to bring product to market.  Financing may be subject to numerous factors including investor sentiment, acceptance of mining claims and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments. We must perform mineral explorations on the Plandel Gold Claim to determine if any ore reserves are present and to keep the property in good standing. The planned exploration work alone is expected to cost $40,000. On May 31, 2014, we had cash of $1,201.

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

There is a limited market for our common stock meaning that you may not be able to resell your shares .

Our common stock currently has a limited market which may restrict shareholders’ ability to resell them or use them as collateral. Thus, the shareholder may have to sell their shares privately which may prove very difficult.  Private sales are more difficult and often give lower than anticipated prices.

Should a larger public market develop for our stock, future sales of shares may negatively affect their market price.

Even if a larger market develops, the shares may be sparsely traded and have wide share price fluctuations.  If we succeed in receiving a quotation, the liquidity of the stock may be low despite there being a market, making it difficult to get a return on the investment.  The price also depends on potential investor’s feelings regarding the results of our operations, the competition of other companies’ shares, mineral prices, our ability to generate future revenues, and market perception about future mineral exploration.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Information in this section of the 10-K is based upon the geological report on the Plandel Gold Claim dated July 10, 2009 titled "Summary of Exploration on the Plandel Property, Baguiao, Philippines”, which was authored by Roberto Noga, P. Geol., Manila, Republic of the Philippines (the “Report”).

Property Location and Description

Plandel Gold Claim consists of one (1) unpatented mineral claim, located 30 kilometres northwest of the city of Baliuag at UTM co-ordinates Latitude 14 88’148”N and Longitude 120 86’712”E.  The mineral claim was assigned to Sports Asylum, Inc. by Rojas Ventures Ltd. (an unrelated company) and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of the Philippines.  We own 100% of this claim with no encumbrance.

Plandel Gold Claim is accessible from Plandel by travelling on the country’s only highway system which consists of, for the most part, one lane in each direction and by taking an all-weather gravel road.  Plandel Gold Claim lies in a non-active seismic area.  The mineral deposit was formed in the so-called Carbon period, some 350 million years ago.  During this period, large shallow marshes were formed with abundant vegetation.  The rotting plants and trees in these marshes turned into peat and later into coal.  The town still has large coal reserves, which is the basis for the city’s current coal mining industry.

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

Sports Asylum, Inc. has purchased a 100% interest in the property.

The primary identifying information of the Plandel Gold Claim is a Parcel Identifier as registered with the Department of Environmental and Natural Resources – Mines and Geosciences.  The parcel Identifier with the Plandel Gold Claim is 1322-544-221 as recorded both with the above authority and the Plandel Titles Office.  The area of the claim is 98.5 hectares.  In order to obtain a mining license in the Philippines, an applicant company must apply with the Department of Environment and natural Resources – Mines and Geosciences.  The above authority then conducts a search of the local titles office and its own records to verify that the applicant company is the owner and rights holder of the claim.  Once that has been verified, the department of Environment and Natural Resources – Mines and Geosciences issues a License and permit for Mining and Exploration.  The license usually takes seven to ten business days to obtain and is valid for one year.  Bonding requirements are strictly the responsibility of the Mining Company engaged to undertake operation on behalf of Sports Asylum Inc.

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

Fees for the license must be paid at the time of the renewal application and usually amount to approximately $1,000 including all agents’ fees and solely the responsibility of the owner of the claim, in this case, Sports Asylum Inc.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quotations for our common stock are entered on the OTC Link alternative trading system on the OTCQB marketplace under the symbol SYLM. The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
May 31, 2014	$1.80	$0.78	OTC Markets Group Inc.
February 28, 2014	$1.80	$1.00	OTC Markets Group Inc.
November 30, 2013	$0.10	$0.10	OTC Markets Group Inc.
August 31, 2013	$-	$-	OTC Markets Group Inc.
May 31, 2013	$-	$-	OTC Markets Group Inc.
February 28, 2013	$-	$-	OTC Markets Group Inc.
November 30, 2012	$-	$-	OTC Markets Group Inc.
August 31, 2012	$-	$-	OTC Markets Group Inc.

HOLDERS OF RECORD

As of August 26, 2014 we had approximately 23 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Sports Asylum, Inc’s common stock is Holladay Stock Transfer, Inc  with an address at 2939 North 67th Place, Scottsdale, Arizona 85251 and their telephone number is 480-481-3940.

Item 6.    Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Overview

Sports Asylum, Inc. was incorporated as Plandel Resources, Inc. under the laws of the State of Nevada March 19, 2010.  On March 24, 2014 we changed our name to Sports Asylum, Inc.

We are a start-up company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Plandel Gold Claim.  As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  Our plan is to explore the Plandel Gold Claim for gold; we want to proceed but lack of sufficient cash is our limiting factor.  The two phase exploration program will cost $12,702 (PHP 591,000) for Phase I and $26,617 (PHP 1,238,500) for Phase II.  Thus, the anticipated company expenses over the next year are roughly $40,000 in exploration alone if Phase I and Phase II are undertaken.  We also anticipate an additional $17,000 for operating expenses including professional legal and accounting services required after becoming a reporting company. As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some.  If conditions are favourable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim.  Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property.  If that succeeds then again we would try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner.

To implement further exploration work on the Plandel Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months.   If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the Plandel Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.  As at May 31, 2014, our working capital deficit was $20,395. Our future financial success will be dependent on the success of the exploration work on the Plandel Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Financial Condition

As of May 31, 2014, our total assets were $1,201 comprised only of cash and our total liabilities were $21,596, consisting of $1,949 in accounts payable and $19,647 due to related parties.

Liquidity and Capital Resources

Since inception to May 31, 2014 we have raised capital through private placements of common stock aggregating $60,000 with our shareholders and former officers:  Mario Gregorio and Rizalina Raneses.

Net cash used in operating activities for the fiscal year ended May 31, 2014 was $9,778 as compared to $12,636 for the fiscal year ended May 31, 2013.

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

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months.  We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on the Plandel Gold Claim through joint venture arrangement or even the sale of part of the Plandel Gold Claim.  Neither of these avenues has been pursued as of the date of this 10-K. Our geologist has recommended an exploration program for the Plandel Gold Claim.  However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I recommended in Roberto Noga’s Report until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else. We do not intend to hire any employees at this time.  All of the work on the Plandel Gold Claim will be conducted by our two former officers who have extensive experience in geology.  They will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising Sports Asylum on the economic feasibility of removing any mineralized material we may discover.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We have not generated any revenues from our exploration activities. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Our anticipated exploration costs for Phase I work on the Plandel Gold Claim are approximately $12,702. This figure represents the anticipated cost to us of completing only Phase I work recommended by Roberto Noga.  However, should the results of this work be sufficiently encouraging to justify our undertaking Phase II work recommended in the Roberto Noga Report (included in Item 2. Properties), at an estimated cost of $26,617, we will have to raise additional investment capital.  Regardless, we will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance anything beyond Phase I work on the Plandel Gold Claim.

Results of Operations

Our operating results for the fiscal years ended May 31, 2014 and 2013 are described below.

Revenues

During the fiscal years ended May 31, 2014 and 2013, we did not earn any revenue.

There can be no assurance that we will commence generating revenues from our current business or any new business opportunities we may identify and acquire.

Expenses

Our operating expenses for fiscal years 2014 and 2013 remained relatively constant.  Our operating expenses, for the fiscal year ended May 31, 2014 were $18,527 as compared to operating expenses of $12,636 for the same period ended May 31, 2013, of which all expenditures were related to audit, accounting, filing and professional fees related to current reporting obligations, resulting in a net loss of $18,527 and $12,636 respectively, for the fiscal years ended May 31, 2014 and 2013.

Basic and diluted loss per share for the fiscal years ended May 31, 2014 and 2013 was ($0.00).

Trends

We have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date of this 10-K we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

None

Item 8. Financial Statements

SPORTS ASYLUM, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sports Asylum, Inc.

We have audited the accompanying balance sheets of Sports Asylum, Inc. (the Company) as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sports Asylum, Inc. as of May 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company has no revenues, an accumulated deficit of $83,295, a working capital deficit of $20,395 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 26, 2014

SPORTS ASYLUM, INC.
BALANCE SHEETS

	May 31	May 31
	2014	2013
ASSETS

Current Assets
Cash	$1,201	$10,979
Total Current Assets	1,201	10,979

TOTAL ASSETS	$1,201	$10,979

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$1,949	$-
Advance from related parties	19,647	12,847
Total Current Liabilities	21,596	12,847

TOTAL LIABILITIES	21,596	12,847

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at May 31, 2014 and 2013	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit	(83,295)	(64,768)

Total Stockholders' Deficiency	(20,395)	(1,868)

Total Liabilities and Stockholders' Deficiency	$1,201	$10,979

The accompanying notes are an integral part of these financial statements

SPORTS ASYLUM, INC.
STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	May 31, 2014	May 31, 2013

REVENUES	$-	$-

OPERATING EXPENSES

General and administrative	18,527	12,636
Total operating expenses	18,527	12,636

Net Loss	$(18,527)	$(12,636)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	31,000,000	31,000,000

The accompanying notes are an integral part of these financial statements

SPORTS ASYLUM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY

			Additional
	Common Stock		paid-in	Deficit
	Shares	Amount	capital	Accumulated	Total
Balance – June 1, 2012	31,000,000	31,000	31,900	(52,132)	10,768
Net loss for the period end May 31,2013	-	-	-	(12,636)	(12,636)
Balance - May 31, 2013	31,000,000	31,000	31,900	(64,768)	(1,868)
Net loss for the period end May 31,2014	-	-	-	(18,527)	(18,527)
Balance - May 31, 2014	31,000,000	$31,000	$31,900	$(83,295)	$(20,395)

The accompanying notes are an integral part of these financial statements

SPORTS ASYLUM, INC.
STATEMENTS OF CASH FLOWS

	Year	Year
	ended	ended
	May 31, 2014	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,527)	$(12,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	6,800	-
Changes in operating assets and liabilities:
Accounts Payable	1,949	-
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(9,778)	(12,636)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(9,778)	(12,636)
CASH AT BEGINNING OF PERIOD	10,979	23,615
CASH AT END OF PERIOD	$1,201	$10,979

The accompanying notes are an integral part of these financial statements

SPORTS ASYLUM, INC.
Notes to the Financial Statements
May 31, 2014

NOTE 1 - ORGANIZATION

 Sports Asylum, Inc. (the “Company”) was incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001. The Company changes its name to Sports Asylum, Inc. on March 24, 2014. The Company was organized for the purpose of acquiring and developing mineral properties. At the balance sheet date a mineral claim, with unknown reserves had been acquired.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net loss per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no common stock equivalents outstanding as of May 31, 2014 and 2013.

Statement of Cash Flows

For the purpose of the statement of cash flows, the company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

SPORTS ASYLUM, INC.
Notes to the Financial Statements
May 31, 2014

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of May 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

SPORTS ASYLUM, INC.
Notes to the Financial Statements
May 31, 2014

NOTE 4 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the year ended May 31, 2014 a major shareholder of the Company paid expenses on behalf of the Company of $6,800. As of May 31, 2014, $19,647 is due to this shareholder. These advances are non-interest bearing and payable on demand.

NOTE 5 – COMMON STOCK

On March 31, 2010, the Company completed a private placement consisting of 30,000,000 common shares sold to the directors and officers at a price of $0.001 per share for a total consideration of $30,000.

On February 21, 2012, the Company issued 1,000,000 common shares to an officer at a price of $0.03 per share for cash of $30,000.

NOTE 6 – INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year	Estimated NOL Carry-	NOL	Benefit from	Valuation	Net Tax
Ended	Forward	Expires	NOL	Allowance	Benefit
2010	$22,714	2030	$7,723	$(7,723)	$-
2011	$13,559	2031	$4,610	$(4,610)	$-
2012	$15,859	2032	$5,392	$(5,392)	$-
2013	$12,636	2033	$4,296	$(4,296)	$-
2014	$18,527	2034	$6,299	$(6,299)	$-
	$83,295		$28,320	$(28,320)	$-

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

As of May 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended May 31, 2014 and 2013, and no interest or penalties have been accrued as of May 31, 2014 and 2013. As of May 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

The valuation allowance as of May 31, 2014 was $28,320, which increased by $6,299 for the year ended May 31, 2014.

SPORTS ASYLUM, INC.
Notes to the Financial Statements
May 31, 2014

NOTE 7 - GOING CONCERN

The Company has had no revenues since inception, has an accumulated deficit of $83,295, and has negative working capital at May 31, 2014 of $20,395. The Company will need additional working capital to accomplish its intended purpose of exploring its mining claim, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through Director advances, additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures (Item 9A(T))

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Our management concluded, as of May 31, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of May 31, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)
Lack of Formal Policies and Procedures. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii)
Insufficient Resources.  The Company has insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iii)
Entity Level Risk Assessment.  The Company did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

(iv)	Lack of Personnel with GAAP Experience. We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Sports Asylum has one director and one executive officer.  The Board may consist of one to nine members as specified by the bylaws.  They serve until their successor is elected and qualified.  Elections are by stockholders at the annual general meeting.  Officers are appointed by the Board and serve until their successors are appointed at the next annual meeting.

Name	Age	Position
Frank McEnulty	58	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Currently Mr. McEnulty is not a director or executive officer of any other mining companies.  There is no guarantee that this won’t change in the future and may present a conflict of interest.  A Code of Ethics has thus been adopted to ensure responsible conduct to its customers, employees, lenders, shareholders and other stakeholders.

Other than Mr. McEnulty, we have no other significant employees at this time and there are no paid employees.  Mr. McEnulty fulfills many functions that would otherwise require Sports Asylum to hire employees or outside consultants.

Professional History of Mr. Frank McEnulty

Mr. McEnulty is an experienced executive with an extensive background in finance and accounting. Since 1996, Mr. McEnulty has been the President and CEO of Meghan Matthews, Inc., a private investment company. Since 2004, Mr. McEnulty has also been a member of the board and compensation committee for Ojai Oil Company. From 1989 through 1995, Mr. McEnulty was the Chief Operating Officer and Vice President of Finance for Tri-Five Property Management, a foreign owned real estate investment company. Mr. McEnulty received a Masters of Business Administration from the University of Southern California and a Bachelor of Science from California State University, Long Beach.  The board of directors believes that Mr. McEnulty’s extensive business experience will be invaluable in achieving the Company’s goals.

Conflicts of Interest

Our officer and director is not a director or executive officer of any other company involved in the mining industry.  However there can be no assurance such involvement will not occur in the future.  Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Sports Asylum and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, the Board of Directors adopted, on March 23, 2010, a Code of Business Conduct and Ethics. Sports Asylum’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Sports Asylum and its officers and director to its shareholder, employees, customers, lenders and other stakeholder. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

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

Board Committees

The Audit Committee

We have an Audit Committee whose sole member is Frank McEnulty our CEO and CFO, who is not independent.  Mr. McEnulty can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K.  Given our size and limited financial ability, we do not anticipate seeking an audit committee financial expert in the near future.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed their Form 3s, 4s and 5s.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Sports Asylum, Inc., 4575 Dean Martin Drive, Suite 2206, Las Vegas, NV 89103.

Director Nominations

As of May 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Mr. McEnulty currently serves as our principal executive officer and sole director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 11.    Executive Compensation

We have no standard arrangement to compensate directors for their services in their capacity as directors. The Director and Officers are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Currently, the director and officers receive and have received no funds or other cash considerations.  There are no financial agreements with our executive officers at this time although we will reimburse them for reasonable expenses incurred during their performance.  We won’t pay compensation for attendance at meetings.  The table below summarizes compensation for the fiscal years ended May 31, 2014 and 2013:

  Summary Compensation Table

Long-term Compensation
Annual Compensation				Awards		Payouts
Restricted
Name and			Other Annual	Stock		LTIP	All Other
Principal		Salary	Compensation	Awards	Options/SAR	Payouts	Compensation
Position	Year	($)	($)	($)	(Number)	($)	($)

Frank McEnulty, CFO and CEO	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Mario Gregorio, former CEO	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Rizalina Raneses, former CFO	2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Employment Agreements

We have no employment agreements with any of our executive officers.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist.  None have been approved or are anticipated.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate Compensation Committee. Instead, our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

 Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Shareholders

Mario Gregorio and Rizalina Raneses are the principal shareholders on record for our common stock with a combined interest of 16,000,000 shares of common stock as of May 31, 2014.

Security Ownership of Certain Beneficial Owner and Management

The following table sets forth, as of May 31, 2014 the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class

Common Stock	Frank McEnulty Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director 4575 Dean Martin Drive, Suite 2206, Las Vegas, NV 89103.	0	0%
	All Directors/Officers	0	0%
5% Stockholders
Common Stock	Mario Gregorio, 2432 M. Dela Cruz St., Pasay City, Philippines	10,000,000	33%

Common Stock	Rizalina Raneses, 2479 Ramos Street, Pasay City, Philippines	6,000,000	19%

(1)		Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The transfer agent for Sports Asylum, Inc’s common stock is Holladay Stock Transfer, Inc. with an address at 2939 North 67th Place, Scottsdale, Arizona 85251 and their telephone number is 480-481-3940.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Transactions with related persons, promoters and certain control persons

We have not entered into any transaction involving our current officer and director or any entity controlled by him.

To this date, and aside from the following transaction, there have been no agreements or transactions with the director/officer, nominees for election as directors, any principal security holders, or any relative or spouse of such named persons. There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

We have received advances from a Rizalina Raneses, a major shareholder, in the amount of $19,647. The amount is unsecured and does not bare interest.  At the date of the financial statements $19,647 remained outstanding.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended May 31, 2014, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Item 14.    Principal Accounting Fees and Services

The following table shows the fees paid or accrued by us for the audit and other services provided by Sadler, Gibb & Associates, L.L.C., for the fiscal periods shown.

	FY Ended May 31, 2014	FY Ended May 31, 2013
Audit Fees	$9,000	$7,805
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,000	$7,805

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended May 31, 2014. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

1.    Financial Statement

See Item 8 of this Annual Report on Form 10-K.

2.    Exhibits

Exhibit No	Description

3.1	Articles of Incorporation (2)

3.2	Bylaws (1)

4	Specimen Stock Certificate (1)

14	Code of Ethics*

21	The Company has no subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*

99.1	Geological Report of Roberto Noga (2)

99.2	Legal Documentation re. Plandel Gold claim (2)

(1)	Previously filed on July 13, 2010, in Registration Statement on Form S-1 (file no. 333-168079)
(2)	Previously filed on October 13, 2010 in Amendment No. 1 to Registration Statement on Form S-1 (file no. 333-168079)
*             Filed herein

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTS ASYLUM, INC.

Date: August 26, 2014	By:	/s/ Frank McEnulty
	Name:	Frank McEnulty
	Title:	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Frank McEnulty	Director
Frank McEnulty	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	August 26, 2014