Form 10-Q
period 2014-08-31
Sports Asylum, Inc.
filed 2014-10-09
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-54500

Sports Asylum, Inc.
(Exact name of registrant as specified in its charter)

Nevada	38-3939625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4575 Dean Martin Drive, Suite 2206, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip code)

(310) 508-9398
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)

Yes [X]	No [ ]

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 6, 2014 was 31,000,000.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements of Sports Asylum, Inc. as at August 31, 2014, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Sports Asylum,” and the “Company” mean Sports Asylum, Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

SPORTS ASYLUM, INC.

CONDENSED BALANCE SHEETS
	August 31, 2014 (Unaudited)	May 31, 2014
ASSETS

Current assets
Cash	$-	$1,201
Deposit	4,655	-
Total current assets	$4,655	$1,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$40,200	$1,949
Advances payable	9,828	-
Advance from related parties	22,944	19,647
Total current liabilities	72,972	21,596

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding	31,000	31,000
Additional paid-in capital	31,900	31,900
Accumulated deficit	(131,217)	(83,295)
Total stockholders' deficit	(68,317)	(20,395)
Total liabilities and stockholders’ deficit	$4,655	$1,201

The accompanying notes are an integral part of these condensed financial statements

SPORTS ASYLUM, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	August 31,
	2014	2013

Operating expenses
General and administrative	$47,922	$5,927
Total expenses	47,922	5,927

Net loss	$(47,922)	$(5,927)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000

The accompanying notes are an integral part of these condensed financial statements

SPORTS ASYLUM, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	August 31,
	2014	2013

Cash flows used in operating activities
Net loss	$(47,922)	$(5,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by shareholders	3,297	-
Changes in operating assets and liabilities:
Accounts payable	38,251	260
Advances payable	9,828	-
Deposit	(4,655)	-
Net cash flows used in operating activities	(1,201)	(5,667)

Cash flows from financing activities	-	-

Cash flows from investing activities	-	-

Net decrease in cash	(1,201)	(5,667)

Cash, beginning of period	1,201	10,979
Cash, end of period	$-	$5,312

The accompanying notes are an integral part of these condensed financial statements

SPORTS ASYLUM, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2014
(UNAUDITED)

NOTE 1 - ORGANIZATION

Nature of Operations

Sports Asylum, Inc. (the “Company”) was incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001. On March 24, 2014, the Company changed its name to Sports Asylum, Inc. The Company was organized with the intent to acquire and develop mineral properties. On August 29, 2014, the Company signed a Letter Agreement to acquire exclusive rights to a proprietary technology for the treatment of diabetes and related ailments. As of the date of this Report, the due diligence process has not been finalized, and the definitive agreement not yet executed (Note 4).

Unaudited Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC on August 26, 2014. The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

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

Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has disclosed its significant accounting policies in notes to the financial statements for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC on August 26, 2014.

Following is the accounting policy that the Company adopted during the fiscal quarter ended August 31, 2014:

Foreign Currency Translations and Transactions

Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as a component of general and administrative expenses on the statement of operations.

SPORTS ASYLUM, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2014
(UNAUDITED)

NOTE 3 – UNPROVED MINERAL CLAIM

As of August 31, 2014 the Company retains a 100% interest in Plandel Gold Claim located near Baliuag in the Republic of the Philippines.

NOTE 4 – DEFINITIVE LETTER AGREEMENT

On August 29, 2014, the Company signed a Letter Agreement to acquire exclusive rights to a proprietary technology for the treatment of diabetes and related ailments (the “Technology”).

The Letter Agreement sets forth the basic terms of a proposed transaction whereby the Vendors will grant to the Company an exclusive worldwide license (the “License”) to market, sell, distribute, use and manufacture the Technology in exchange for a 1% royalty on gross profits from the sale of any products or services based on the Technology. The License will extend for an initial term of 10 years, with a Company option to extend the License term for an additional 5 years by increasing the royalty rate from 1.0% per annum to 1.5% per annum; and a Company option to further extend the License term for a successive 5 years by increasing the royalty rate from 1.5% per annum to 2.0% per annum.

As additional consideration for the grant of the Licence to the Company, the Company will pay to the Vendors the aggregate sum of $100,000 and issue non-transferrable options to purchase up to an aggregate of 20,000,000 shares of the Company’s common stock (the “Options”) at an exercise price of $0.05 per share. The Options will vest on the later of January 1, 2015 and the date upon which certain performance milestones specified in the Letter Agreement have been satisfied, and will be exercisable for a period of five years after the vesting date.

Closing of the proposed transaction is expected to take place no later than October 30, 2014, but is subject to the completion of certain conditions precedent.

NOTE 5 – ADVANCES PAYABLE

During the three months ended August 31, 2014, a third party made payments on behalf of the Company for operating expenses. These amounts are recorded as advances payable on the balance sheet ($9,828). These advances are non-interest bearing and payable on demand.

NOTE 6 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

During the three months period ended August 31, 2014, a major shareholder of the Company paid expenses on behalf of the Company of $3,297 (2013 - $Nil). As of August 31, 2014, $22,944 is due to this shareholder (May 31, 2014 - $19,647). These advances are non-interest bearing and payable on demand.

NOTE 7 – COMMON STOCK

During the three months period ended August 31, 2014, the Company did not have any transactions that resulted in issuance of its common stock.

SPORTS ASYLUM, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2014
(UNAUDITED)

NOTE 8 - GOING CONCERN

The Company has had no revenues since inception, has an accumulated deficit of $131,217, and has negative working capital at August 31, 2014 of $68,317. The Company will need additional working capital to support its current operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through director advances, additional equity and long term financing, which will enable the Company to operate for the coming year.

NOTE 9 – SUBSEQUENT EVENT

Consulting Agreements

On September 1, 2014, the Company entered into two separate consulting agreements (the “Agreements”) with Vendors to assist the Company in its business development efforts. The Agreements are in effect for two months after which term they will be automatically extended on a month-to-month basis until terminated by the Company or the Vendors. The Company agreed to pay the Vendors consulting fees of $12,500 and $10,000 per month, and reimburse for all normal and reasonable travel and other specific expenses incurred by the Vendors in connection with the consulting services.

Name Change

On September 22, 2014, the Company approved an amendment to its Articles of Incorporation to change the name of the Company from “Sports Asylum, Inc.” to “Cell MedX Corp.” (the “Name Change”).  The Name Change is expected to be completed by the merger of the Company’s wholly owned subsidiary formed solely for the purpose of completing the Name Change into the Company pursuant to the provisions of NRS 92A.180.  The Name Change is expected to become effective on or about October 9, 2014.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" in Part II, Item 1A of this Quarterly Report and contained elsewhere herein and in our Annual Report on Form 10-K for the year ended May 31, 2014.

Overview

We were incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010. On March 24, 2014, we changed our name to Sports Asylum, Inc.

As of the date of this Quarterly Report, we hold a 100% interest in the Plandel Gold Claim located in the Republic of the Philippines, which we acquired from our former president, Mario Gregorio.

On August 29, 2014, we signed a binding Letter Agreement (as defined below) to acquire exclusive rights to a proprietary technology for the treatment of diabetes and related ailments. As of the date of this Quarterly Report, we have not completed our due diligence process, have not executed definitive formal agreements, and have not completed the transactions contemplated in the Letter Agreement.

Should the transactions contemplated in the Letter Agreement not be completed, we will revert our attention to exploration and development of the Plandel Gold Claim.

Recent Corporate Developments

The following corporate developments have occurred during the quarter ended August 31, 2014, and up to the date of the filing of this report:

Entry into a Definitive Letter Agreement

On August 29, 2014, we signed a binding letter agreement (the “Letter Agreement”) with Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (collectively, the “Vendors”) to acquire exclusive rights to a proprietary technology for the treatment of diabetes and related ailments (the “Technology”).  The Letter Agreement sets forth the basic terms of a proposed transaction whereby the Vendors have agreed to grant to us an exclusive worldwide license (the “License”) to market, sell, distribute, use and manufacture the Technology in exchange for a 1.0% royalty on gross profits from the sale of any products or services based on the Technology. The License will extend for an initial term of 10 years, and will give us an option to extend the License term for an additional 5 years by increasing the royalty rate from 1.0% per annum to 1.5% per annum; and an option to further extend the License term for a successive 5 years by increasing the royalty rate from 1.5% per annum to 2.0% per annum.

As additional consideration for the grant of the Licence, we have agreed to pay to the Vendors the aggregate sum of $100,000 and issue non-transferrable options to purchase up to an aggregate of 20,000,000 shares of our common stock (the “Options”) at an exercise price of $0.05 per share.The Options will vest on the later of January 1, 2015 and the date upon which certain performance milestones specified in the Letter Agreement have been satisfied, and will be exercisable for a period of five years after the vesting date.

Closing of the proposed transaction is expected to take place no later than October 30, 2014, but is subject to the completion of certain conditions precedent, including the satisfactory completion of our due diligence investigations on the Vendors and the Technology.  In addition, it is contemplated that we will enter into definitive formal agreements with the Vendors regarding the subject matter of the Letter Agreement prior to closing.

Consulting Agreements

On September 1, 2014, we entered into two separate consulting agreements (the “Agreements”) with Jean Arnett and Brad Hargreaves (collectively, the “Consultants”) to assist us in our business development efforts. The Agreements are in effect for two months, after which term they will be automatically extended on a month-to-month basis until terminated by us or the Consultants. In consideration for Ms. Arnett and Mr. Hargreaves agreeing to provide the services to us we agreed to the monthly consulting fee of $12,500 per month, payable to Ms. Arnett, and $10,000 per month, payable to Mr. Hargreaves. In addition to the above consulting fees, we also agreed to reimburse the Consultants for all normal and reasonable travel and other specific expenses incurred by them in connection with the consulting services.

Name Change to “Cell MedX Corp.”

On September 22, 2014, our sole director and sole executive officer, Frank McEnulty, approved an amendment to our Articles of Incorporation to change our name from “Sports Asylum, Inc.” to “Cell MedX Corp.” (the “Name Change”).  The Name Change is expected to be completed by the merger of our wholly owned subsidiary formed solely for the purpose of completing the Name Change into our Company pursuant to the provisions of NRS 92A.180.  The Name Change is expected to become effective on or about October 9, 2014.

Results of Operations for the Three Months ended August 31, 2014 and 2013

During the three months period ended August 31, 2014, our operating expenses increased by $41,995 from $5,927 incurred during the three months ended August 31, 2013, to $47,922 incurred during the three months ended August 31, 2014. The increase was mainly associated with the due diligence process we initiated to determine the viability of  acquiring exclusive rights to, and developing, the Technology.

Liquidity and Capital Resources

Working Capital
	August 31, 2014	May 31, 2014
Current assets	$4,655	$1,201
Current liabilities	(72,972)	(21,596)
Working capital deficit	$(68,317)	$(20,395)

As of August 31, 2014, we had no cash on hand, a working capital deficit of $68,317 and cash flows used in operations of $1,201 for the three months then ended. During the three months ended August 31, 2014, we funded our operations with $9,828 in advances we received from non-related parties as well as $3,297 in expenses paid on our behalf by a major shareholder. In addition, we increased our accounts payable by $38,251.

We used $4,655 received as part of advances from non-related parties to pay a deposit on the license to the Technology contemplated under our Letter Agreement with Jean Arnett, Brad Hargreaves and XC Velle Institute Inc.

As of the date of this Quarterly Report, we have no plant or significant equipment to sell and rely on equity or debt financing to support our daily operations and due diligence process.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from our operations. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays associated with regulatory requirements, and cost overruns due to price and cost increases in services.

To become profitable and competitive, we must obtain equity or debt financing to provide the capital required to complete our due diligence process.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue our due diligence. Even if available, equity financing could result in additional dilution to existing shareholders.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue our operations throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, are currently present that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended business activities are dependent upon our ability to obtain third party financing in the form of debt and / or equity, and ultimately to generate capital from future operations or income from our investments. As of the date of this Quarterly Report we have not generated revenues, and have experienced negative cash flows from our operations. We may look to secure additional funds through future debt or equity financings, however, we cannot guarantee that such financings will be available or will be available on reasonable terms.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None exist.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

None

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the quarter ended August 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2014, which was filed with the SEC on August 26, 2014. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.*
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.*
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
14.1	Code of Ethics(3)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
31.1	Certification of Principal Executive Officer and Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (extensible Business Reporting Language):
(1) Condensed Balance Sheets at August 31, 2014 (unaudited), and May 31, 2014*
(2) Condensed Statements of Operations for the three month periods ended August 31, 2014 and 2013.*
(3) Condensed Statements of Cash Flows for the three month periods ended August 31 2014 and 2013.*

(1)	Incorporated by reference from the Registration Statement on Form S-1 filed with SEC on July 13, 2010,
(2)	Incorporated by reference from the Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Incorporated by reference from the Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Incorporated by reference from the Form 8-K filed with SEC on September 5, 2014
*	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTS ASYLUM, INC.

Date:	October 8, 2014	By:	/s/ Frank E. McEnulty
		Name:	Frank E. McEnulty
		Title:	President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)
(Principal Accounting Officer)