Form 10-Q
period 2014-11-30
Cell MedX Corp.
filed 2015-01-14
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-54500

Cell MedX Corp.
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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 14, 2015 was 31,000,000.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at November 30, 2014, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month periods ended November 30, 2014 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Avyonce Cosmedics Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

Cell MedX Corp.
(Formerly Sports Asylum, Inc.)
CONSOLIDATED BALANCE SHEETS

	November 30, 2014	May 31, 2014
ASSETS	(Unaudited)

Current assets
Cash	$339	$1,201
GST receivable	38	-
Total current assets	377	1,201

Technology	104,512	-
Total assets	$104,889	$1,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$158,799	$1,949
Accrued liabilities	19,435	-
Advances payable	63,589	-
Advances from related parties	26,168	19,647
Note payable	125,370	-
Total liabilities	393,361	21,596

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding	31,000	31,000
Additional paid-in capital	84,400	31,900
Accumulated deficit	(403,882)	(83,295)
Accumulated other comprehensive income	10	-
Total stockholders' deficit	(288,472)	(20,395)
Total liabilities and stockholders’ deficit	$104,889	$1,201

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cell MedX Corp.
(Formerly Sports Asylum, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	November 30,		November 30,
	2014	2013	2014	2013

Operating expenses
Accounting and audit	$4,800	$1,500	$9,800	$5,300
Amortization	143	-	143	-
Consulting fees	80,942	-	89,942	-
Corporate communications	69,698	-	69,698	-
Due diligence	-	-	29,646	-
Filing and regulatory	8,043	1,339	10,816	3,466
Financing fees	52,500	-	52,500	-
Interest on loans	370	-	370	-
Professional fees	40,373	-	42,111	-
Office	251	-	251	-
Travel and entertainment	16,666	-	16,666	-
Foreign exchange gain	(1,121)	-	(1,356)	-
Total operating expenses	272,665	2,839	320,587	8,766
Net loss	(272,665)	(2,839)	(320,587)	(8,766)

Unrealized foreign exchange gain	10	-	10	-
Comprehensive loss	$(272,655)	$(2,839)	$(320,577)	$(8,766)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000	31,000,000	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cell MedX Corp.
(Formerly Sports Asylum, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance - May 31, 2013	31,000,000	$31,000	$31,900	$(64,768)	$-	$(1,868)

Net loss for the six months ended November 30, 2013	-	-	-	(8,766)	-	(8,766)
Balance - November 30, 2013	31,000,000	31,000	31,900	(73,534)	-	(10,634)

Net loss for the six months ended May 31, 2014	-	-	-	(9,761)	-	(9,761)
Balance - May 31, 2014	31,000,000	31,000	31,900	(83,295)	-	(20,395)

Beneficial conversion feature	-	-	52,500	-	-	52,500
Net loss for the six months ended November 30, 2014	-	-	-	(320,587)	-	(320,587)
Unrealized foreign currency exchange gain	-	-	-	-	10	10
Balance - November 30, 2014	31,000,000	$31,000	$84,400	$(403,882)	$10	$(288,472)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cell MedX Corp.
(Formerly Sports Asylum, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	November 30,
	2014	2013

Cash flows used in operating activities
Net loss	$(320,587)	$(8,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	143	-
Financing costs	52,500	-
Unrealized foreign exchange gains	(1,905)	-

Changes in operating assets and liabilities:
GST receivable	(38)	-
Accounts payable	158,096	58
Accrued liabilities	19,435	-
Advances payable	64,244	-
Due to related parties	6,525	-
Accrued interest on notes payable	370	-
Net cash flows used in operating activities	(21,217)	(8,708)

Cash flows used in investing activities:
Acquisition of Technology	(104,655)	-
Net cash used in investing activities	(104,655)	-

Cash flows provided by financing activities
Cash received on issuance of notes payable	125,000	-
Net cash provided by financing activities	125,000	-

Translation gain	10	-
Decrease in cash	(862)	(8,708)
Cash, beginning	1,201	10,979
Cash, ending	$339	$2,271

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cell Medx Corp.
(Formerly Sports Asylum, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(UNAUDITED)

NOTE 1 - ORGANIZATION

Nature of Operations

Cell MedX Corp. (the “Company”) was incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010 with 300,000,000 authorized common shares with a par value of $0.001. On March 24, 2014, the Company changed its name to Sports Asylum, Inc. and on September 30, 2014 to Cell MedX Corp.  On November 26, 2014, the Company formed a subsidiary, Avyonce Cosmedics Inc., (the “Avyonce”) under the laws of British Columbia.

The Company is an early development stage company focused on the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes by developing technologies to help manage the illness and related complications.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The Company elected to early adopt the guidance in FASB Topic 915 as of May 31, 2014 and no longer provides the accounting disclosures for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided and all references to development stage operations have been removed.

Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Following are the accounting policies that the Company adopted during the six months period ended November 30, 2014:

Principals of Consolidation

The consolidated financial statements include the accounts of Cell MedX Corp. and its wholly-owned subsidiary, Avyonce Cosmedics Inc., (the “Avyonce”) incorporated under the laws of the Province of British Columbia. All significant intercompany balances and transactions have been eliminated.

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

Cell Medx Corp.
(Formerly Sports Asylum, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(UNAUDITED)

NOTE 3 –TECHNOLOGY

On November 25, 2014, the Company completed the acquisition of a proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments (the “Technology”) from Jean Arnett and Brad Hargreaves (the “Vendors”).

In consideration for the sale of the Technology, the Company paid the Vendors a total of $100,000 and issued the Vendors options for the purchase of up to 20,000,000 shares of the Company’s common stock at an initial exercise price of $0.05 per share. The options vest as follows:

Number of Options to Vest	Vesting Condition
2,500,000	Upon the design and commencement of the first clinical trial.
2,500,000	Upon the completion of the first clinical trial.
2,500,000	Upon the design and commencement of the second clinical trial.
2,500,000	Upon the completion of the second clinical trial.
5,000,000	Upon the design and commencement of the third clinical trial.
5,000,000	Upon the completion of the third clinical trial.
20,000,000

In addition, the Vendors were appointed Vice President, Corporate Strategy and Vice President, Technology and Operations of the Company.

The Technology is amortized over 10 years on a straight line basis. During the six months ended November 30, 2014, amortization expense of $143 (November 30, 2013 - $Nil) was recorded.

The following table represents the book value of the Technology as at November 30, 2014:

November 30, 2014
Acquisition price	$100,000
Patent application	4,655
Amortization	(143)
Total	$104,512

NOTE 4 – RELATED PARTY TRANSACTIONS

Amounts due to related parties at November 30, 2014 and May 31, 2014:

	November 30, 2014	May 31, 2014
Due to the Chief Executive Officer (“CEO”)	$1,461	$-
Due to the Vice President, Corporate Strategy	888	-
Due to the Vice President, Technology and Operations	875	-
Due to the former major shareholder	22,944	19,647
Due to related parties	$26,168	$19,647

Amounts are unsecured, due on demand and bear no interest.

During the six months ended November 30, 2014 and 2013, the Company incurred the following expenses with related parties:

Cell Medx Corp.
(Formerly Sports Asylum, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014
(UNAUDITED)

	November 30, 2014	November 30, 2013
Consulting fees incurred to the Vice President, Corporate Strategy	$34,690	$-
Consulting fees incurred to the Vice President, Technology and Operations	27,752	-
Total transactions with related parties	$62,442	$-

NOTE 5 – NOTES AND ADVANCES PAYABLE

On November 12, 2014, the Company signed a loan agreement with City Group LLC., (the “Lender”) for $125,000. The loan bears interest at 6% per annum, is unsecured and is payable on demand. At the discretion of the Lender, the loan and accrued interest can be converted into restricted shares of common stock of the Company at $0.50 per share. The Company recorded a beneficial conversion feature and associated non-cash financing cost of $52,500 as the conversion price was below the market value of the shares on the date of the transaction.

As of November 30, 2014, the Company recorded $370 in interest expense.

During the six months ended November 30, 2014, the Company received advances of CAD$27,500 ($24,721) and $39,523. These advances do not bear interest, are unsecured and payable on demand.

NOTE 6 – SHARE CAPITAL

During the six months period ended November 30, 2014, the Company did not have any transactions that resulted in issuance of its common stock.

Options

On November 25, 2014, as part of the Technology acquisition, the Company issued to each of the Vendors options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of the Company’s common stock at an initial exercise price of $0.05 per share (Note 3).

As at November 30, 2014, all options remained unvested.

NOTE 7 – SUBSEQUENT EVENT

Convertible Loan Agreement
On December 12, 2014, the Company signed a second loan agreement with the Lender for $70,000. The loan bears interest at 6% per annum, is unsecured and payable on demand. At the discretion of the Lender, the loan and accrued interest can be converted into restricted shares of the common stock of the Company at $0.50 per share.

Management Consulting Agreement
On January 13, 2015, the Company entered into a three-year Management Consulting Agreement (the “Consulting Agreement”) with Dr. John Sanderson, MD (the "Consultant"). Pursuant to the Consulting Agreement, the Consultant will receive a base consulting fee of $10,000 per month.  In addition, the Company agreed to pay the Consultant a signing bonus of $10,000, plus an additional $10,000 as compensation for services provided to the Company's Advisory Board.

The Company also issued to the Consultant non-transferrable options to purchase up to 2,400,000 shares of the Company’s common stock at an exercise price of $0.67 per share. The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" in Part II, Item 1A of this Quarterly Report.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2014, and our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 3, 2014.

Overview

We were incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010. On March 24, 2014, we changed our name to Sports Asylum, Inc. and on September 30, 2014 we changed our name to Cell MedX Corp. to reflect our new business direction.

At the time of formation, our goal was to acquire and develop gold properties while world gold prices were strong, which resulted in the acquisition of a 100% interest in the Plandel Gold Claim located in the Republic of the Philippines. As of the date of this Quarterly Report, we continue to hold our interest in the claim, however, we have terminated all business activities associated with it.

On November 25, 2014, we completed the acquisition of a proprietary method for the application of bioelectric signaling to treat diabetes and related ailments (the “e-balance Technology”).  With our acquisition of the e-balance Technology, we have shifted our business direction to the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes by developing technologies to help manage the illness and related complications.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended November 30, 2014, and up to the date of the filing of this report:

Consulting Agreements

On September 1, 2014, we entered into two separate consulting agreements (the “Agreements”) with Jean Arnett and Brad Hargreaves (collectively, the “Consultants”) to assist us in our business development efforts. The Agreements were in effect for two months, after which term they are automatically extended on a month-to-month basis until terminated by us or the Consultants. In consideration for Ms. Arnett and Mr. Hargreaves agreeing to provide the services to us, we agreed to pay a monthly consulting fee of CDN$12,500 per month to Ms. Arnett, and CDN$10,000 per month to Mr. Hargreaves. In addition to the above consulting fees, we also agreed to reimburse the Consultants for all normal and reasonable travel and other specific expenses incurred by them in connection with the consulting services.

Name Change to “Cell MedX Corp.”

On September 22, 2014, our then sole director and sole executive officer, Frank McEnulty, approved an amendment to our Articles of Incorporation to change our name from “Sports Asylum, Inc.” to “Cell MedX Corp.” (the “Name Change”).  The Name change became effective on September 30, 2014, and was completed by way of merger of our wholly owned subsidiary formed solely for the purpose of completing the name change into our Company pursuant to the provisions of NRS 92A.180.

Formation of an Advisory Board

On November 10, 2014, we formed a scientific Advisory Board with Dr. John Sanderson, MD as its Chairman. Dr. Sanderson, a stem cell researcher and former Johnson & Johnson (LifeScan) medical director, is responsible for the design and executive oversight of our research programs.

Incorporation of Subsidiary

On November 26, 2014, we formed a subsidiary, Avyonce Cosmedics Inc., (the “Avyonce”) under the laws of British Columbia. This subsidiary will concentrate its efforts on the resale and marketing of spa technology and equipment to the worldwide beauty and wellness industry. In December 2014, Avyonce has received its first order for approximately $55,000 from Dubai, United Arab Emirates. As of the date of this report, the order has not been fulfilled.

Acquisition of e-balance Technology

On November 25, 2014, we completed the acquisition of a proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments (the “e-balance Technology”).  The acquisition of the e-balance Technology was made pursuant to the Technology Purchase Agreement made effective as of October 16, 2014 and amended by Amendment No. 1 to the Technology Purchase Agreement made effective as of October 28, 2014 and by Amendment No. 2 to the Technology Purchase Agreement made effective as of November 13, 2014 (as amended, the “Purchase Agreement”) between the Company, Jean Arnett and Bradley Hargreaves, (Ms. Arnett and Mr. Hargreaves collectively, being referred to as the “Vendors”).

Pursuant to the Purchase Agreement, the Vendors sold to us all of their respective rights, title and interests in and to the e-balance Technology. In consideration for the sale of the e-balance Technology, we paid to the Vendors a total of $100,000 USD and issued to each of the Vendors options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an initial exercise price of $0.05 per share (the “Options”). The Options are subject to certain vesting conditions based on the design, initiation and completion of clinical trials for the e-balance Technology. For further details on the Purchase Agreement including the vesting conditions for the options we issued to the Vendors, please refer to the Form 8-K we filed with the Securities and Exchange Commission on December 3, 2014.

Appointment of New Directors and Officers

Upon closing of the acquisition of the e-balance Technology, we appointed the following persons as directors and officers of the Company:

Name	Position
Jean M. Arnett	Director and Vice President, Corporate Strategy
Bradley S. Hargreaves	Vice President, Technology and Operations
Yanika Silina	Treasurer, Chief Financial Officer and Secretary

Pursuant to the provisions of the Purchase Agreement, Mr. Hargreaves and Ms. Silina are expected to be appointed as directors of the Company shortly after the filing of this Quarterly Report.

Change of Auditors

On December 18, 2014, we terminated Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as our independent accountants and appointed Dale Matheson Carr-Hilton Labonte LLP ("DMCL") as our new independent accountants.  Our Board of Directors unanimously approved the engagement of DMCL. The change of auditors was not caused by disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with Sadler Gibb.

Management Consulting Agreement

On January 13, 2015, we entered into a three-year Management Consulting Agreement (the “Consulting Agreement”) with Dr. John Sanderson, MD, head of our scientific Advisory Board. Pursuant to the Consulting Agreement, Dr. Sanderson, was appointed our Chief Medical Officer and will be responsible for design and oversight of all aspects of medical clinical trials relating to our e-balance Technology and further medical research and development activities.

During the term of the Consulting Agreement Dr. Sanderson will receive a base consulting fee of $10,000 per month.  In addition, we agreed to pay Dr. Sanderson a signing bonus of $10,000, plus an additional $10,000 as compensation for services provided by Dr. Sanderson from the date of his appointment to our Advisory Board through to December 31, 2014.

In addition to above fees, we agreed to issue to Dr. Sanderson non-transferrable options to purchase up to 2,400,000 shares of our common stock at an initial exercise price of $0.67 per share. The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date, subject to early termination provisions in the event that Dr. Sanderson ceases to act for us in any capacity.

Convertible Loan Agreements

During the period covered by this Quarterly Report on Form 10-Q, we entered into two convertible loan agreements with City Group LLC., (the “Lender”) for the total of $195,000. The loans bear interest at 6% per annum, compounded monthly, are unsecured and payable on demand. Subject to applicable US securities laws, at the discretion of the Lender, the principal amount outstanding under the loan agreements, together with accrued interest thereon, may be converted into shares of our common stock at $0.50 per share.

Results of Operations for the Three and Six Months ended November 30, 2014 and 2013

	Three months ended November 30,		Changes between the periods ended November 30,	Six months ended November 30,		Changes between the periods ended November 30,
	2014	2013	2014 and 2013	2014	2013	2014 and 2013

Operating expenses
Accounting and audit	$4,800	$1,500	$3,300	$9,800	$5,300	$4,500
Amortization	143	-	143	143	-	143
Consulting fees	80,942	-	80,942	89,942	-	89,942
Corporate communications	69,698	-	69,698	69,698	-	69,698
Due diligence	-	-	-	29,646	-	29,646
Filing and regulatory	8,043	1,339	6,704	10,816	3,466	7,350
Financing fees	52,500	-	52,500	52,500	-	52,500
Interest on loans	370	-	370	370	-	370
Professional fees	40,373	-	40,373	42,111	-	42,111
Office	251	-	251	251	-	251
Travel and entertainment	16,666	-	16,666	16,666	-	16,666
Foreign exchange gain	(1,121)	-	(1,121)	(1,356)	-	(1,356)
Total operating expenses	$272,665	$2,839	$269,826	$320,587	$8,766	$311,821

During the three months period ended November 30, 2014, our operating expenses increased by $269,826 from $2,839 incurred during the three months ended November 30, 2013, to $272,665 incurred during the three months ended November 30, 2014. The increase was associated with our acquisition of e-balance Technology, which resulted in change to our business operations and overall increase to our operating expenses.

During the six months period ended November 30, 2014, our operating expenses increased by $311,821 from $8,766 incurred during the six months ended November 30, 2013, to $320,587 incurred during the six months ended November 30, 2014. The most significant year-to-date changes were as follows:

●
During the six months ended November 30, 2014, we recorded $29,646 in due diligence costs which resulted from the process we initiated to determine the viability of acquisition of the e-balance Technology.

●
During the six months ended November 30, 2014, we incurred $89,942 in consulting fees. Of this amount, $62,442 was paid to Jean Arnett and Brad Hargreaves – the vendors of our e-balance Technology - for assisting us with our business development efforts.

●
In order to bring awareness for our Company and e-balance Technology to the general public, we have incurred $69,698 in corporate communications fees, which included programming and design of our corporate web site, the production of PowerPoint and video presentations.

●
During the six months ended November 30, 2014, we recorded $52,500 in financing fees on the loan agreement we entered into to support our current operations. The non-cash financing fee resulted from the conversion feature of the loan, which was below the market value of the shares on the date of the transaction.

●	Our legal fees for the six months period ended November 30, 2014, were $42,111 and were mainly associated with completing our acquisition of the e-balance Technology.

Liquidity and Capital Resources

Working Capital

	November 30, 2014	May 31, 2014
Current assets	$377	$1,201
Current liabilities	(393,361)	(21,596)
Working capital deficit	$(392,984)	$(20,395)

As of November 30, 2014, we had a cash balance of $339, a working capital deficit of $392,984 and cash flows used in operations of $21,217 for the six months then ended. During the six months ended November 30, 2014, we funded our operations with a $125,000 convertible loan we received from an unrelated party and $64,244 in advances we received during the same period.

Cash Flows

	November 30,
	2014	2013
Net cash used in operating activities	$(21,217)	$(8,708)
Net cash used in investing activities	(104,655)	-
Net cash provided by financing activities	125,000	-
Effect of foreign currency exchange	10	-
Net decrease in cash	$(862)	$(8,708)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2014, was $21,217. This cash was primarily used to cover our cash operating expenses of $269,849 and increase our GST receivable by $38. These uses of cash were offset by $158,096 and $19,435 increases in our accounts payable and accrued liabilities, respectively; by $64,244 advances we received from non-related parties and by $6,525 in additional advances we received from two of our executive officers and a former shareholder.  In addition we accrued $370 in interest on the note payable, which remain unpaid.

Net cash used in operating activities during the six months ended November 30, 2013, was $8,708. This cash was used to cover our cash operating expenses of $8,766, and were offset by increase in our accounts payable of $58.

Non-cash transactions

During the six months period ended November 30, 2014, we recorded $143 in amortization expense on our e-balance Technology, which is being amortized on the straight line basis over a period of ten years. We also recorded $52,500 in non-cash financing costs associated with the conversion feature of the note payable. These non-cash expenses were offset by $1,905 in unrealized foreign exchange gain we recorded on CDN$ liabilities, which we incurred during the six months ended November 30, 2014.

We did not have any non-cash transactions during the six months period ended November 30, 2013.

Net Cash Used in Investing Activities

During the six months ended November 30, 2014, we invested $104,655 to acquire our e-balance Technology. We did not have any investing activities during the same period ended November 30, 2013.

Net Cash Provided by Financing Activities

During the six months ended November 30, 2014, we borrowed $125,000 from City Group LLC (the “Lender”), an unrelated party.  The loan is unsecured, payable on demand and bears interest at 6% per annum, compounded monthly. Subject to applicable US securities laws, at the discretion of the lender the principle amount outstanding and accrued  interest thereon may be converted into shares of our common stock at $0.50 per share.  Subsequent to our period ended November 30, 2014, we borrowed an additional $70,000 from the Lender on the same terms and conditions as the previous loan from the Lender.

During the six months ended November 30, 2013, we did not have any financing transactions.

Going Concern

The notes to our unaudited interim consolidated financial statements at November 30, 2014 disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we were not able to generate revenue from our operations, and our research and development plans for the near future will require large capital expenditures.

We have accumulated a deficit of $403,882 since inception. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We have applied our critical accounting policies and estimation methods consistently.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

On December 18, 2014, we terminated Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as our independent accountants and appointed Dale Matheson Carr-Hilton Labonte LLP ("DMCL") as our new independent accountants.  Our Board of Directors unanimously approved the engagement of DMCL. The change of auditors was not caused by disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with Sadler Gibb.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the quarter ended November 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There is a high degree of risk associated with investing in our securities.  Prospective investors should carefully read this Quarterly Report on Form 10-Q and consider the following risk factors when deciding whether to purchase our securities.

The risk factors outlined below are some of the known, substantial, material and potential risks that could adversely affect our business, financial condition, operating results and common share value. We cannot assure that we will successfully address these or any unknown risks and a failure to do so can have a negative impact on your investment.  We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Risks Associated with our Company and our Industry

We operate in a highly competitive market. We face competition from large, well established medical device manufacturers and pharmaceutical companies in the market for treating and managing diabetes and related ailments.  Many of these companies are very well accepted by health practitioners and have significant resources, and we may not be able to compete effectively.

The market for treatment and management of diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete indirectly with large pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, and Abbott Laboratories. These competitors’ products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate our target market they could threaten our position in the market.

We are subject to numerous governmental regulations which can increase our costs of developing our e-balance Technology and products based on this technology.

Our products will be subject to rigorous regulation by the FDA, Health Canada and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, our products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In addition, no assurance can be given that we will remain in compliance with applicable FDA, Health Canada and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns.

Changes in the health care regulatory environment may adversely affect our business.

A number of the provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and its amendments changed access to health care products and services and established new fees for the medical device industry. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rulemaking.

The expiration or loss of patent protection and licenses may affect our future revenues and operating income.

Our business relies on patents, patent applications and trademarks to protect our intellectual property. Although most of the challenges to our intellectual property may come from other businesses, governments may also challenge intellectual property protections. To the extent our intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow us to compete effectively, our business will suffer. To the extent that countries do not enforce our intellectual property rights or to the extent that countries require compulsory licensing of our intellectual property, our future revenues and operating income will be reduced.

Competitors' intellectual property may prevent us from selling our products or have a material adverse effect on our future profitability and financial condition.

Competitors may claim that our technology infringes upon their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require us to enter into license agreements. We cannot guarantee that we would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our product. Any of these events could have a material adverse effect on our profitability and financial condition.

Our research and development efforts may not result in the development of commercially successful products based on our Technology, which may hinder our profitability and future growth.

We do not currently have any marketable products.  Our e-balance Technology is currently in the research and development stage as are our planned products incorporating this Technology.  In order to develop commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested. Planned products may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others.

Even if we successfully develop marketable products or commercially develop our current technology, we may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations.

Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether our products under development will be launched, whether we will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, causing our revenues and operating results to suffer.

New products and technological advances by our competitors may negatively affect our results of operations.

Our products face intense competition from our competitors. Competitors' products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than our products. We cannot predict with certainty the timing or impact of the introduction of competitors' products.

Significant safety concerns could arise for our products, which could have a material adverse effect on our revenues and financial condition.

Health care products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, we may be required to amend the conditions of use for a product. For example, we may be required to provide additional warnings on a product's label or narrow its approved intended use, either of which could reduce the product's market acceptance. If serious safety issues arise with our product, sales of the product could be halted by us or by regulatory authorities. Safety issues affecting suppliers' or competitors' products also may reduce the market acceptance of our products.

Inability to attract and maintain key personnel may cause our business to fail.

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the healthcare industry to recruit and retain competent employees and consultants.  If we cannot maintain qualified personnel to meet the needs of our anticipated growth, we could face material adverse effects on our business and financial condition.

We are recently formed, lack an operating history and have yet to generate any revenues.  If we cannot generate any profits, our investors may lose their entire investment.

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proved. Currently, there are no operations in place to produce revenue.  We have yet to prove our technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the e-balance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $403,882 and there is no guarantee,  that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our business will fail.

We must obtain additional capital or our business will fail. In order to continue development of our e-balance Technology and to successfully complete clinical trials, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Financing may be subject to numerous factors including investor sentiment, acceptance of our e-balance Technology and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments.

Risks related to our stock

We expect to raise additional capital through the offering of more shares, which will result in dilution to our current shareholders.

Raising additional capital through future offerings of common stock is expected to be necessary for our Company to continue.  However there is no guarantee that we will be successful in raising additional capital. Issuance of additional stock will increase the total number of shares issued and outstanding resulting in decrease of the percentage interest held by each of our shareholders.

There is a limited market for our common stock meaning that our shareholders may not be able to resell their shares.

Our common stock currently has a limited market which may restrict shareholders’ ability to resell their stock or use their stock as collateral. Thus, the shareholders may have to sell their shares privately which may prove very difficult. Private sales are more difficult and often give lower than anticipated prices.

Should a larger public market develop for our stock, future sales of shares may negatively affect their market price.

Even if a larger market develops, the shares may be sparsely traded and have wide share price fluctuations.  Liquidity may be low despite there being a market, making it difficult to get a return on the investment.  The price also depends on potential investor’s feelings regarding the results of our operations, the competition of other companies’ shares, our ability to generate future revenues, and market perception about future of microcurrent technologies.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

• contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
• contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

• contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
• contains a toll-free telephone number for inquiries on disciplinary actions;
• defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
• contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

We have not paid nor anticipate paying cash dividends on our common stock.

We have not declared any dividends on our common stock during the past two fiscal years or at any time in our history.  The Nevada Revised Statutes (the “NRS”), provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or
(b)
except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 25, 2014, as part of the e-balance Technology acquisition, we issued to Jean Arnett and Bradley Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an initial exercise price of $0.05 per share.  The options granted to Ms. Arnett and Mr. Hargreaves are subject to vesting conditions based on the design, initiation and completion of clinical trials for the Technology as follows:

Number of Options to Vest	Vesting Condition
2,500,000	Upon the design and commencement of the first clinical trial.
2,500,000	Upon the completion of the first clinical trial.
2,500,000	Upon the design and commencement of the second clinical trial.
2,500,000	Upon the completion of the second clinical trial.
5,000,000	Upon the design and commencement of the third clinical trial.
5,000,000	Upon the completion of the third clinical trial.
20,000,000	Total

Completion of the trials includes the delivery to us of a final white paper authored by the trial researchers for each respective trial discussing the results of the trial.

The options were granted to Ms. Arnett and Mr. Hargreaves pursuant to the provisions of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) on the basis that Ms. Arnett and Mr. Hargreaves are not “US persons” as defined in Rule 902 of Regulation S. Additional details on the terms and conditions of the options granted to Ms. Arnett and Mr. Hargreaves, is provided under Item 2.01 of the Current Report on Form 8-K we filed with the SEC on December 3, 2014.

On November 12, 2014, the Company entered into a loan agreement with City Group LLC (the "City Group") for the principal sum of $125,000.  On December 12, 2014, the Company entered into an additional loan agreement with City Group for the principal sum of $70,000, on the same terms and conditions as the first loan agreement.  The loans from City Group are unsecured, payable on demand and bear interest at a rate of 6% per annum, compounded monthly.  Subject to applicable US securities laws, at the discretion of City Group, the principal amount outstanding under the loans and accrued interest thereon may be converted into shares of our common stock at a price of $0.50 per share.  The Company entered into the convertible loan agreement with City Group in reliance on the exemption from registration provided by Rule 506(b) of the Securities Act on the basis that City Group is an accredited investor.

On January 13, 2015, we issued to Dr. Sanderson, our Chief Medical Officer and head of scientific Advisory Board, non-transferrable options to purchase up to 2,400,000 shares of our common stock at an initial exercise price of $0.67 per share. The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date, subject to early termination provisions in the event that Dr. Sanderson ceases to act for us in any capacity.  The options were issued to Dr. Sanderson in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
14.1	Code of Ethics(3)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.3	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.4	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC.
10.5	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.6	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.8	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.10	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (extensible Business Reporting Language):
(1) Balance Sheets at November 30, 2014 (unaudited), and May 31, 2014
(2) Unaudited Consolidated Interim Statements of Operations for the three and six month periods ended November 30, 2014 and 2013.
(3) Unaudited Consolidated Statement of Stockholders' Deficit
(4) Unaudited Consolidated Interim Statements of Cash Flows for the six month periods ended November 30, 2014 and 2013.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date:	January 14, 2015	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	January 14, 2015	By:	/s/ Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)