Form 10-Q
period 2015-02-28
Cell MedX Corp.
filed 2015-04-14
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2015

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-54500

Cell MedX Corp.
 (Exact name of registrant as specified in its charter)

Nevada	38-3939625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

74 N. Pecos Road, Suite D, Henderson, NV	89074
(Address of principal executive offices)	(Zip code)

(844)-238-2692
(Registrant’s telephone number, including area code)

4575 Dean Martin Drive, Suite 2206, Las Vegas, NV 89103
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)

Yes [ ]	No [X]

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 14, 2015 was 31,000,000.

CELL MEDX CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at February 28, 2015, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine month periods ended February 28, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Avyonce Cosmedics Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

Page
Balance Sheets	F-1
Statements of Operations	F-2
Statement of Changes in Shareholders’ Deficit	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-8

CELL MEDX CORP.
(Formerly Sports Asylum, Inc.)
CONDENSED BALANCE SHEETS

	February 28, 2015 (Unaudited)	May 31, 2014
ASSETS

Current assets
Cash	$28,905	$1,201
GST receivable	552	-
Inventory	1,446	-
Prepaids	9,167	-
Total current assets	40,070	1,201

Deposit on equipment	18,483	-
Total assets	$58,553	$1,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$186,056	$1,949
Accrued liabilities	23,056	-
Advances payable	61,509	-
Advances from related parties	110,784	19,647
Note payable	198,135	-
Total liabilities	579,540	21,596

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at February 28, 2015 and May 31, 2014	31,000	31,000
Additional paid-in capital	195,354	31,900
Obligation to issue shares	75,000	-
Accumulated deficit	(823,075)	(83,295)
Accumulated other comprehensive income	734	-
Total stockholders' deficit	(520,987)	(20,395)
Total liabilities and stockholders’ deficit	$58,553	$1,201

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
(Formerly Sports Asylum, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenue
Sales	$1,231	$-	$1,231	$-
Services	4,051	-	4,051	-
	5,282	-	5,282	-

Cost of goods sold	(2,429)	-	(2,429)	-

Gross margin	2,853	-	2,853	-

Operating expenses
Consulting fees	94,408	-	184,350	-
General and administrative expenses	70,423	4,370	248,568	13,136
Financing costs	36,400	-	88,900	-
Research and development costs	146,261	-	146,261	-
Stock-based compensation	74,554	-	74,554	-
Total operating expenses	422,046	4,370	742,633	13,136

Net loss	(419,193)	(4,370)	(739,780)	(13,136)

Other comprehensive income
Unrealized foreign exchange gain	724	-	734	-
Comprehensive loss	$(418,469)	$(4,370)	$(739,046)	$(13,136)

Net loss per common share
Basic and diluted	$(0.01)	$-	$(0.02)	$-

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000	31,000,000	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
(Formerly Sports Asylum, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

			Obligation	Additional		Accumulated Other
	Common Stock		to issue	paid-in	Accumulated	Comprehensive
	Shares	Amount	shares	capital	Deficit	Income	Total

Balance - May 31, 2013	31,000,000	$31,000	$-	$31,900	$(64,768)	$-	$(1,868)

Net loss for the nine months ended February 28, 2014	-	-	-	-	(13,136)	-	(13,136)
Balance - February 28, 2014	31,000,000	31,000	-	31,900	(77,904)	-	(15,004)

Net loss for the three months ended May 31, 2014	-	-	-	-	(5,391)	-	(5,391)
Balance - May 31, 2014	31,000,000	31,000	-	31,900	(83,295)	-	(20,395)

Financing costs	-	-	-	88,900	-	-	88,900
Subscriptions received	-	-	75,000	-	-	-	75,000
Stock-based compensation	-	-	-	74,554	-	-	74,554
Net loss for the nine months ended February 28, 2015	-	-	-	-	(739,780)	-	(739,780)
Unrealized foreign currency exchange gain	-	-	-	-	-	734	734
Balance - February 28, 2015	31,000,000	$31,000	$75,000	$195,354	$(823,075)	$734	$(520,987)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP
(Formerly Sports Asylum, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	February 28,
	2015	2014

Cash flows used in operating activities
Net loss	$(739,780)	$(13,136)
Items not involving cash
Financing costs	88,900	-
Stock-based compensation	74,554	-
Unrealized foreign exchange gain	(7,025)	-

Changes in operating assets and liabilities
GST receivable	(552)	-
Inventory	(1,446)	-
Prepaids	(9,167)	-
Accounts payable	187,215	58
Accrued liabilities	23,056	-
Accruals	64,244	-
Due to related parties	92,319	3,300
Accrued interest on notes payable	3,135	-
Net cash flows used in operating activities	(224,547)	(9,778)

Cash flows used in investing activities
Deposit on equipment	(18,483)	-
Net cash used in investing activities	(18,483)	-

Cash flows from financing activities
Cash received on issuance of notes payable	195,000	-
Obligation to issue shares	75,000	-
Net cash provided by financing activities	270,000	-

Effects of foreign currency exchange	734	-
Increase (decrease) in cash	27,704	(9,778)
Cash, beginning	1,201	10,979
Cash, ending	$28,905	$1,201

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015
(UNAUDITED)

NOTE 1 - ORGANIZATION

Nature of Operations

Cell MedX Corp. (the “Company”) was incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010. On March 24, 2014, the Company changed its name to Sports Asylum, Inc. and on September 30, 2014, to Cell MedX Corp. On November 26, 2014, the Company formed a subsidiary, Avyonce Cosmedics Inc., (the “Subsidiary”) under the laws of British Columbia.

The Company is an early development stage company focused on the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes. Through the Subsidiary, the Company is engaged in reselling and marketing spa technology and equipment as well as providing continuing education to the estheticians and healthcare professionals in the field of medical aesthetics.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2015.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of consolidation
The consolidated financial statements include the accounts of Cell MedX Corp. and the Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

Foreign currency translations and transactions
The Company’s functional and reporting currency is the US dollar. Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as part of operating expenses on the statement of operations.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Subsidiary’s functional currency is the Canadian dollar. The Subsidiary translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue recognition
Revenue is recognized when all the following conditions have been met: pervasive evidence of an agreement exists, when delivery of the product has occurred and title has transferred or services have been provided, and when collectability is reasonably assured.

Inventory valuation
Inventories are valued at the lower of cost or net realizable value, net of trade discounts received, with costs being determined based on the weighted average cost basis.

Research and development costs
The Company expenses all in-house research and development costs in the period they were incurred. Acquired research and development costs are capitalized to the extent that the sum of the undiscounted cash flows expected to result from the asset can be reasonable estimated, or may be verified by an appraisal in certain instances, in all other instances the costs are expensed in the period they were incurred. However, acquired research and development costs for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values, are expensed as research and development costs at the time the costs are incurred.

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
20,000,000

In addition, the Vendors were appointed Vice President, Corporate Strategy and Vice President, Technology and Operations of the Company.

The cash consideration paid for acquisition of the Technology has been expensed as research and development costs.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015
(UNAUDITED)

NOTE 4– RELATED PARTY TRANSACTIONS

Amounts due to related parties at February 28, 2015 and May 31, 2014:

	February 28, 2015	May 31, 2014
Due to the Chief Executive Officer (“CEO”) and President	$12,254	$-
Due to the Vice President, Corporate Strategy	35,520	-
Due to the Vice President, Technology and Operations	19,007	-
Due to the Chief Medical Officer	21,059	-
Due to the former major shareholder	22,944	19,647
Due to related parties	$110,784	$19,647

Amounts are unsecured, due on demand and bear no interest.

During the nine months ended February 28, 2015 and 2014, the Company incurred the following expenses with related parties:

	February 28, 2015	February 28, 2014
Management fees incurred to the CEO and President	$10,800	$-
Management fees incurred to the Chief Financial Officer (“CFO”)	3,000	-
Consulting fees incurred to the Vice President, Corporate Strategy	66,305	-
Consulting fees incurred to the Vice President, Technology and Operations	53,044	-
Cash consideration paid for Technology, and recorded as part of research and development costs	100,000	-
Research and development costs incurred to the Chief Medical Officer	40,000	-
Stock-based compensation incurred to the Chief Medical Officer	74,554	-
Total transactions with related parties	$347,703	$-

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015
(UNAUDITED)

NOTE 5 – MANAGEMENT CONSULTING AGREEMENT

On January 13, 2015, the Company entered into a three-year Management Consulting Agreement (the “Consulting Agreement”) with Dr. John Sanderson, MD (the "Consultant"). Pursuant to the Consulting Agreement, the Consultant will receive a base consulting fee of $10,000 per month.  In addition, the Company agreed to pay the Consultant a signing bonus of $10,000, plus an additional $10,000 as compensation for consulting services.

The Company also issued to the Consultant non-transferrable options to purchase up to 2,400,000 shares of the Company’s common stock at an exercise price of $0.67 per share. The first tranche of the options to purchase up to 200,000 shares of the Company’s common stock vested on March 31, 2015 and expire on March 31, 2020. Remaining options will vest quarterly beginning on June 30, 2015 in equal portions of 200,000 shares per vesting period. These options expire on the 5th year anniversary of the applicable vesting date.

During the nine months ended February 28, 2015, the Company recorded stock-based compensation of $74,554 in connection with the vesting of these options.

NOTE 6 – NOTES AND ADVANCES PAYABLE

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

On December 12, 2014, the Company signed a loan agreement with the Lender for $70,000. The loan bears interest at 6% per annum, is unsecured and is payable on demand. At the discretion of the Lender, the loan and accrued interest can be converted into restricted shares of common stock of the Company at $0.50 per share. The Company recorded a beneficial conversion feature and associated non-cash financing cost of $36,400 as the conversion price was below the market value of the shares on the date of the transaction.

As of February 28, 2015, the Company recorded $3,135 in interest expense associated with above loans.

During the nine months ended February 28, 2015, the Company received advances of CAD$27,500 ($24,721) and $39,523. These advances do not bear interest, are unsecured and payable on demand.

NOTE 7 – SHARE CAPITAL

During the quarter ended February 28, 2015, the Company received a subscription for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consists of one share of the Company's common stock and one warrant for the purchase of one additional share of the Company's common stock, exercisable at a price of $1.00 per share, expiring on January 29, 2016. The Units subscribed for have not yet been issued.

Options

On November 25, 2014, as part of the Technology acquisition, the Company issued to each of the Vendors options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of the Company’s common stock at an initial exercise price of $0.05 per share (Note 3). As at February 28, 2015, all options remained unvested.

On January 13, 2015, the Company issued 2,400,000 non-transferrable options to the Consultant (Note 5). The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

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

Overview

We were incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010. On March 24, 2014, we changed our name to Sports Asylum, Inc. and on September 30, 2014, we changed our name to Cell MedX Corp. to reflect our new business direction.

At the time of formation, our goal was to acquire and develop gold properties while world gold prices were strong, which resulted in the acquisition of a 100% interest in the Plandel Gold Claim located in the Republic of the Philippines. As of the date of this Quarterly Report, we continue to hold our interest in the claim, however, we have terminated all business activities associated with it.

On November 25, 2014, we completed the acquisition of a proprietary method for the application of bioelectric signaling to treat diabetes and related ailments (the “e-balance Technology”).  With our acquisition of the e-balance Technology, we have shifted our business direction to the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes by developing technologies to help manage the illness and related complications.   Through our subsidiary, Avyonce Cosmedics Inc., which we incorporated on November 26, 2014 under the laws of British Columbia, we are engaged in reselling and marketing spa technology and equipment as well as providing continuing education to the estheticians and healthcare professionals in the field of medical aesthetics.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended February 28, 2015, and up to the date of the filing of this report:

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

Management Consulting Agreement

On January 9, 2015, we entered into a three-year Management Consulting Agreement (the “Consulting Agreement”) with Dr. John Sanderson, MD, head of our scientific Advisory Board. Pursuant to the Consulting Agreement, Dr. Sanderson, was appointed our Chief Medical Officer and will be responsible for design and oversight of all aspects of medical clinical trials relating to our e-balance Technology and further medical research and development activities.

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

Commencement of Pilot Studies

On January 9, 2015, we commenced the discovery phase of our pilot trial of the e-balance Technology. The pilot study is being conducted on human subjects and is designed to test the safety and efficacy of the e-balance Technology as an adjunctive treatment for diabetes mellitus. Objectives for this trial include the identification of markers of improved diabetic control, insight into optimal treatment parameters, magnitude and timing of clinical effects, and measurement of overall efficacy while monitoring for any potential adverse effects.

The first results of metabolomic assays taken during the Phase 1 pilot clinical trial were released in late February 2015, and additional results became available in mid April 2015.

To further explore the effects of the e-balance Technology we have started recruiting subjects with Type 1 and Type 2 diabetes to continue with our formal Phase 1B clinical trial scheduled to take place in Newport Beach, CA.

Subscription to Common Stock

During the quarter ended February 28, 2015, we received a subscription for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit subscribed for consists of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share, expiring on January 29, 2016.  As of the date of this Quarterly Report, the Units remain unissued.

Results of Operations for the Three and Nine Months ended February 28, 2015 and 2014

Our operating results for the three and nine months ended February 28, 2015 and 2014 and the changes in the operating results between those periods are summarized in the table below.

	Three months ended February 28,		Changes between the periods ended February 28, 2015	Nine months ended February 28,		Changes between the periods ended February 28, 2015
	2015	2014	and 2014	2015	2014	and 2014

Net revenue	$2,853	$-	$2,853	$2,853	$-	$2,853
Operating expenses	(422,046)	(4,370)	417,676	(742,633)	(13,136)	729,497
Net loss	(419,193)	(4,370)	414,823	(739,780)	(13,136)	726,644
Unrealized foreign exchange gain	724	-	724	734	-	734
Comprehensive loss for the period	$(418,469)	$(4,370)	$414,099	$(739,046)	$(13,136)	$(725,910)

Revenue

Our revenue for the three and nine months ended February 28, 2015 and 2014 consisted of the following:

	Three months ended February 28,		Changes between the periods ended February 28, 2015	Nine months ended February 28,		Changes between the periods ended February 28, 2015
	2015	2014	and 2014	2015	2014	and 2014
Revenue
Sales	$1,231	$-	$1,231	$1,231	$-	$1,231
Services	4,051	-	4,051	4,051	-	4,051
Cost of goods sold	(2,429)	-	2,429	(2,429)	-	2,429
Gross margin	$2,853	$-	$2,853	$2,853	$-	$2,853

Our revenue during the three and nine month periods ended February 28, 2015, was associated with the beginning of operations of our wholly-owned subsidiary, Avyonce Cosmedics Inc. The revenue consisted of sales of spa consumable products, as well as continuing education courses that we are offering through our Subsidiary to the estheticians and health care professionals in the field of medical aesthetics.

Operating Expenses

Our operating expenses for the three and nine months ended February 28, 2015 and 2014 consisted of the following:

	Three months ended February 28,		Changes between the periods ended February 28, 2015	Nine months ended February 28,		Changes between the periods ended February 28, 2015
	2015	2014	and 2014	2015	2014	and 2014

Operating expenses
Consulting fees	$94,408	$-	$94,408	$184,350	$-	$184,350
General and administrative expenses	70,423	4,370	66,053	248,568	13,136	235,432
Financing costs	36,400	-	36,400	88,900	-	88,900
Research and development costs	146,261	-	146,261	146,261	-	146,261
Stock-based compensation	74,554	-	74,554	74,554	-	74,554
Total operating expenses	$422,046	$4,370	$417,676	$742,633	$13,136	$729,497

During the three month period ended February 28, 2015, our operating expenses increased by $417,676 from $4,370 incurred during the three months ended February 28, 2014, to $422,046 incurred during the three months ended February 28, 2015. The increase was associated with our acquisition of e-balance Technology, which resulted in change to our business operations and overall increase to our operating expenses.

During the nine month period ended February 28, 2015, our operating expenses increased by $729,497 from $13,136 incurred during the nine months ended February 28, 2014, to $742,633 incurred during the nine months ended February 28, 2015. The most significant year-to-date changes were as follows:

●
During the nine months ended February 28, 2015, we incurred $184,350 in consulting fees. Of this amount, $119,349 was paid or accrued to Jean Arnett and Brad Hargreaves – the vendors of our e-balance Technology - for assisting us with our business development efforts.

●
In order to bring awareness for our Company and e-balance Technology to the general public, we have incurred $73,645 in corporate communications fees, which included programming and design of our corporate web site, the production of PowerPoint and video presentations.

●
During the nine months ended February 28, 2015, we recorded $88,900 in financing fees on the loan agreements we entered into to support our current operations. The non-cash financing fees resulted from the conversion features of the loans, which were below the market value of the shares on the date of the transactions.

●	Our legal fees for the nine month period ended February 28, 2015, were $63,041 and were mainly associated with completing our acquisition of the e-balance Technology.
●
Our research and development fees for the nine month period ended February 28, 2015, amounted to $146,261 and were associated with acquisition of the e-balance Technology and commencement of the pilot study.

●
During the nine months ended February 28, 2015, we recorded $74,554 in stock-based compensation, which was calculated to be a fair market value of the options we issued to Dr. Sanderson pursuant to his Consulting Agreement with us.

●
During the nine months ended February 28, 2015, we recorded $29,646 in due diligence cost which resulted from the process we initiated to determine the viability of acquisition of the e-balance Technology.

Liquidity and Capital Resources

Working Capital

	February 28, 2015	May 31, 2014
Current assets	$40,070	$1,201
Current liabilities	(579,540)	(21,596)
Working capital deficit	$(539,470)	$(20,395)

As of February 28, 2015, we had a cash balance of $28,905, a working capital deficit of $539,470 and cash flows used in operations of $224,547 for the nine months then ended. During the nine months ended February 28, 2015, we funded our operations with $75,000 in subscriptions received for our equity securities, $195,000 received under a convertible loans we received from an unrelated party, and $64,244 in advances we received during the same period.

Cash Flows

	February 28,
	2015	2014
Net cash used in operating activities	$(224,547)	$(9,778)
Net cash used in investing activities	(18,483)	-
Net cash provided by financing activities	270,000	-
Translation gain	734	-
Net increase / (decrease) in cash	$27,704	$(9,778)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2015, was $224,547. This cash was primarily used to cover our cash operating expenses of $583,351, prepay our regulatory fees by $9,167, purchase the inventory for the total of $1,446 and increase our GST receivable by $552. These uses of cash were offset by $187,215 and $23,056 increases in our accounts payable and accrued liabilities, respectively; by $64,244 advances we received from non-related parties and by $92,319 in amounts due to related parties. In addition we accrued $3,135 in interest on the notes payable, which remain unpaid.

Net cash used in operating activities during the nine months ended February 28, 2014, was $9,778. This cash was used to cover our cash operating expenses of $13,136, and was offset by increases in our accounts payable and amounts due to related parties of $58 and $3,300, respectively.

Non-cash Transactions

During the nine month period ended February 28, 2015, we recorded $74,554 in stock-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer. During the same period we also recorded $88,900 in non-cash financing costs associated with the conversion feature of the notes payable. These non-cash expenses were offset by $7,025 in unrealized foreign exchange gains we recorded on the transactions denominated in other than our reporting currency.

We did not have any non-cash transactions during the nine month period ended February 28, 2014.

Net Cash Used in Investing Activities

During the nine months ended February 28, 2015, we paid $18,483 as deposit on equipment which will be used in our pilot trial. We did not have any investing activities during the same period ended February 28, 2014.

Net Cash Provided by Financing Activities

During the nine months ended February 28, 2015, we borrowed a total of $195,000 from City Group LLC (the “Lender”), an unrelated party.  The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. Subject to applicable US securities laws, at the discretion of the Lender the principle amount outstanding and accrued interest thereon may be converted into shares of our common stock at $0.50 per share.  We recorded $88,900 in non-cash financing fees associated with these loans. During the same period we received subscriptions for 150,000 Units at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consists of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share, expiring on January 29, 2016. As of the date of this report, the Units subscribed for remain unissued.

During the nine months ended February 28, 2014, we did not have any financing transactions.

Going Concern

The notes to our unaudited interim consolidated financial statements at February 28, 2015 disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we were able to generate only minimal revenue from the operations of our Subsidiary. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt   financing.

We have accumulated a deficit of $823,075 since inception. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the quarter ended February 28, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Even if we successfully develop marketable products or commercially develop our current e-balance Technology, we may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations.

Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether our e-balance Technology, which is currently under development, will be launched, whether we will be able to develop, license our e-balance Technology, or whether our products based on the e-balance Technology will be commercially successful. Failure to launch successful new products may cause our research and development efforts to become obsolete, causing our revenues and operating results to suffer.

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

We are recently formed, lack an operating history and have generated only minimal revenues.  If we cannot generate any profits, our investors may lose their entire investment.

We are a recently formed company and have generated only minimal revenues. Our revenue for the third quarter ended February 28, 2015 , was insignificant to result in any profits. If we fail to make any profits then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proved. We have yet to prove our e-balance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the e-balance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $823,075 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 12, 2014, we entered into a loan agreement with City Group LLC. (“City Group”) for the principal sum of $70,000. The loan from City Group is unsecured, payable on demand and bears interest at a rate of 6% per annum, compounded monthly.  Subject to applicable US securities laws, at the discretion of City Group, the principal amount outstanding under the loan and accrued interest thereon may be converted into shares of our common stock at a price of $0.50 per share.  We entered into the convertible loan agreement with City Group in reliance on the exemption from registration provided by Rule 506(b) of the Securities Act on the basis that City Group is an accredited investor.

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

During the quarter ended February 28, 2015, we received subscriptions for 150,000 units (each a “Unit”) at a price of $0.50 per Unit, for total proceeds of $75,000. Each Unit consists of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share, expiring on January 29, 2016. The offer and sale of the Units to the subscriber is being made in in reliance upon the exemption from registration provided by Rule 506(b) of the Securities Act of 1933 on the basis that the subscriber is an accredited investor. As of the date of this Quarterly Report on Form 10-Q, the Units remain unissued. We used the proceeds from the subscription to support our day-to-day operations.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
14.1	Code of Ethics(3)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.3	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.4	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC.
10.5	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.6	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.8	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.10	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.(10).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (extensible Business Reporting Language):
(1) Balance Sheets at February 28, 2015 (unaudited), and May 31, 2014
(2) Unaudited Condensed Interim Statements of Operations for the three and nine month periods ended February 28, 2015 and 2014.
(3) Unaudited Condensed Interim Statements of Shareholders’ Deficit for the nine month periods ended February 28, 2015 and 2014.
(4) Unaudited Condensed Interim Statements of Cash Flows for the nine month periods ended February 28, 2015 and 2014.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date:	April 14, 2015	By:	/s/ Frank E. McEnulty
		Name:	Frank E. McEnulty
		Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 14, 2015	By:	/s/ Yanika Silina
		Name:	Yanika Silina
		Title:	Chief Financial Officer
(Principal Accounting Officer)