Form 10-K
period 2015-05-31
Cell MedX Corp.
filed 2015-09-03
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54500

Cell MedX Corp.
(Exact name of registrant as specified in its charter)
Nevada	38-3939625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

74 N. Pecos Road, Suite D Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 238-2692

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$14,874,500 based on average of closing bid and ask for Cell MedX Corp. shares on November 28, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 31, 2015
common stock - $0.001 par value	31,000,000

ii

iii

PART I

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Cell MedX,” “the Company,” “we,” “us,” or “our” are to Cell MedX Corp., collectively with its wholly owned subsidiary Avyonce Cosmedics Inc.

The information in this Annual Report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission.

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of the filing of this Form 10-K and we disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. We may, from time to time, make oral forward-looking statements. We strongly advise that the above paragraphs and the risk factors described in this Annual Report and in our other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause our actual results to materially differ from those in the oral forward-looking statements. We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

GENERAL

We were incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010.  On March 24, 2014 we changed our name to Sports Asylum, Inc. and on September 30, 2014 we changed our name to Cell MedX Corp. to reflect our new business direction.

At the time of formation, our goal was to acquire and develop gold properties while world gold prices were strong, which resulted in the acquisition of a 100% interest in the Plandel Gold Claim located in the Republic of the Philippines. As of the date of this Annual Report on Form 10-K, we continue to hold our interest in the Plandel Gold Claim, however, we have terminated all business activities associated with it.

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

On November 26, 2014, we formed a subsidiary, Avyonce Cosmedics Inc., (the “Avyonce”) under the laws of the Province of British Columbia. Avyonce’s main business activity is channelled towards the resale and marketing of spa technology and equipment to the worldwide beauty and wellness industry, as well as providing continuing education to the estheticians and healthcare professionals in the field of medical aesthetics.

BUSINESS OF CELL MEDX

Technology Purchase Agreement

On November 25, 2014, we completed the acquisition of a proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments (the “e-balance Technology”).  The acquisition of the e-balance Technology was made pursuant to that Technology Purchase Agreement made effective as of October 16, 2014 and amended by that Amendment No. 1 to Technology Purchase Agreement made effective as of October 28, 2014 and by that Amendment No. 2 to Technology Purchase Agreement made effective as of November 13, 2014 (as amended, the “Purchase Agreement”) between us, Jean Arnett and Bradley Hargreaves.

Pursuant to the Purchase Agreement, Ms. Arnett and Mr. Hargreaves sold to us all of their respective rights, title and interests in and to the e-balance Technology. In consideration for the sale of the e-balance Technology, we paid to Ms. Arnett and Mr. Hargreaves a total of $100,000 and issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an initial exercise price of $0.05 per share (the “Options”). Exercise of the Options is subject to certain vesting conditions based on the design, initiation and completion of clinical trials for the e-balance Technology.  On November 30, 2014, we agreed to amend the terms of the Options to re-define the clinical trials to be conducted.  As amended, the Options vest as follows:

Combined Number of Options to Vest	Vesting Condition
2,500,000	Upon the design and commencement of the First Clinical Trial (vested)
2,500,000
Upon the completion of the First Clinical Trial and the delivery to the Company of a final white paper authored by the trial researchers for the First Clinical Trial discussing the results of the First Clinical Trial

2,500,000	Upon the design and commencement of the Second Clinical Trial
2,500,000
Upon the completion of the Second Clinical Trial and the delivery to the Company of a final white paper authored by the trial researchers for the Second Clinical Trial discussing the results of the Second Clinical Trial

5,000,000	Upon the design and commencement of the Third Clinical Trial
5,000,000
Upon the completion of the Third Clinical Trial and the delivery to the Company of a final white paper authored by the trial researchers for the Third Clinical Trial discussing the results of the Third Clinical Trial

20,000,000	Total

The “First Clinical Trial” means a pilot clinical trial conducted on human subjects designed to test the safety and efficacy of the e-balance Technology as an adjunctive treatment for diabetes mellitus. Objectives for this trial will include the identification of markers of improved diabetic control, insight into optimal treatment parameters, magnitude and timing of clinical effects, and measurement of overall efficacy while monitoring for any potential adverse effects.

The “Second Clinical Trial” means a controlled clinical trial conducted on human subjects to evaluate the safety and efficacy of the e-balance Technology in a more formal multicenter format.  Specific objectives and study endpoints will be informed by the results of the pilot clinical trial. The magnitude of the e-balance Technology’s bioelectric impacts on diabetes management and outcomes will be investigated over a longer time frame, while seeking to establish optimal prescriptions of current dosing, frequencies, timing, waveform, pulsing, and patterning. The Second Clinical Trial will also include a series of investigations in vitro and in diabetic model animals to further elucidate mechanisms of action, limits of dosing safety, and to explore for occult adverse effects of bioelectrical therapies.

The “Third Clinical Trial” means a formal, controlled & blinded clinical trial conducted on human subjects designed to demonstrate efficacy and safety of the e-balance device, adhering to the rigorous standards of an FDA approved and monitored Investigational New Device, and producing data adequate to support the Pre-Marketing Approval (PMA) application as well as subsequent filings with regulatory agencies in non-U.S. jurisdictions. The claims for the device will be driven by the discoveries of the first two clinical trials as well as animal safety data. The study design will examine the efficacy of e-balance Technology in ameliorating the signs and symptoms of diabetes mellitus, reducing the incidence and/or impact of common complications of diabetes, and improving overall diabetes control. The cost implications of such benefits will also be examined.

Any Options that vest and become exercisable expire on the 5th year anniversary of the particular vesting date.  Any Options that have not previously vested will expire on December 31, 2019, subject to certain early termination provisions upon the death of the optionee, or if the optionee ceases to act for us in any capacity either voluntarily or as a result of a termination or removal for cause.

Market Opportunity – Diabetes and Its Complications

Diabetes is a severe and debilitating disease with profound consequences, both for the individual and for society. The complications of diabetes are devastating, and the economic costs of care comprise a substantial portion of health care budgets. Despite the best efforts of the scientific community to devise a cure, the incidence of diabetes is on the rise. Today there are 382 million people living with diabetes worldwide and a further 316 million people are at high risk of developing diabetes. These numbers are expected to grow to 592 million and 500 million, respectively, by 2035.

Diabetes mellitus (DM) is a heterogeneous group of metabolic disorders characterized by hyperglycemia (high blood sugar levels) with impaired metabolism of carbohydrate, fat and proteins resulting from defects in insulin secretion, insulin action, or both. Diabetes is one of the world’s oldest diseases with the syndrome being discovered centuries ago. The worldwide increase in the prevalence of diabetes has highlighted the need for increased research efforts into treatment options for both the disease itself and its associated complications.

Type 1 diabetes is caused by destruction of the insulin secreting (beta) cells of the pancreas. The pathogenesis involves autoimmune processes that lead to an absolute insulin deficiency. Type 2 diabetes is caused by a combination of genetic and non-genetic factors that result in insulin resistance and insulin deficiency. Non-genetic factors include increasing age, high caloric intake, obesity, central adiposity, sedentary lifestyle, and low birth weight. This group comprises approximately 90–95% of cases in the diabetes syndrome.

Chronic hyperglycemia leads to various metabolic, hormonal, and physiologic alterations in the body, which further develop a number of secondary complications, resulting in the major increases in morbidity and mortality seen with all types of diabetes. Diabetes dramatically increases the risk of cardiovascular problems, such as coronary artery disease, chest pain (angina), heart attack, stroke, narrowing of arteries (atherosclerosis) and high blood pressure.

High blood sugar over time can injure the walls of the tiny blood vessels (capillaries) that nourish nerves, especially in the legs, causing tingling, numbness, burning or pain. Gradually, all sensation can be lost. Nerve damage in the feet or poor blood flow to the feet increases the risk of various foot complications. In diabetics, minor wounds easily become serious infections, which may heal poorly. Severe damage might require toe, foot or leg amputation.

Diabetes can damage the blood vessels of the retina (diabetic retinopathy), potentially leading to blindness. It also increases the risk of other serious vision conditions, such as cataracts and glaucoma. Diabetic hypertension is a major contributor to kidney failure or irreversible end-stage kidney disease, which often requires dialysis or a kidney transplant.

Damage to the nerves that control digestion can cause problems with nausea, vomiting, diarrhea or constipation. For men, erectile dysfunction may be an issue. Diabetes may leave people more susceptible to a variety of skin disorders, including bacterial and fungal infections. Type 2 diabetes may increase the risk of Alzheimer's disease.

Diabetes Care & Management

In the absence of a cure, the goal of diabetes management is to reduce the likelihood of complications by eliminating the wide fluctuations in blood sugar that define the disease.  The current toolset for managing blood sugar levels is limited.

Diabetes management entails the administration of insulin in combination with careful blood glucose monitoring (Type 1 diabetes) or involves adjustments to diet and exercise levels, use of oral anti-diabetic drugs and insulin administration to control blood sugar (Type 2 diabetes).

Blood sugars may be self-monitored using a portable, personal device that takes a small blood sample obtained with a tiny finger lancet.  Using such a device, tight glycemic control becomes possible, as an adjunct to insulin therapy, either injected or delivered via a wearable insulin pump. This technology-enabled self-care model has been shown to reduce complications and improve the quality of life in Type 1 diabetes.  Replicating these results in Type 2 diabetes has been challenging, largely reflecting the heterogeneous nature of the disease and the fact that it changes with increasing age and other factors.  Implantable sensors that measure blood glucose continually have come into practice more recently.

The value of self-monitoring enablement using electronic devices, including the next generation of wearable health appliances, is aided by incorporating decision support algorithms and other intelligent information technology tools.  The concept of the “artificial pancreas” combines glucose sensing technologies with automated insulin delivery by pump, with software based decision making interposed so that the former drives the latter (fully automated feedback loop). Such systems are under development but have not yet made their way to market.

The e-balance Technology

Based on the science of bioelectric signals affecting epigenetic events, the behavior of cells can be modified to affect tissue, organ, and organism level events.  Cell MedX is developing a radically different and very promising family of devices whose core technology demarcates it from the approaches currently in use and those in the “future advances” pipeline as reflected in current medical literature.

Microcurrent delivery devices used for the treatment of diabetic neuropathy and poor wound healing in diabetics have been in the marketplace for decades. However, the e-balance Technology can be distinguished from those devices, which have a limited utility and are not designed to treat diabetes at its core – the underlying metabolic disorder that leads to hyperglycemia and its sequelae.  It is hoped that devices incorporating the e-balance Technology will effect changes much further “upstream” in the pathophysiology or natural history of diabetes.  Not a “me too” device, nor an incremental improvement in an established realm, devices based on the e-balance Technology could, if proven through diligent research and development, open a new category of diabetes care.

The e-balance Technology is intended to expand the traditional healthcare model of diabetes management by enabling patients to manage their symptoms using a biosignal generating device that is simple to use, causes no discomfort, and can easily be incorporated into any lifestyle.

It is expected that the e-balance Technology, currently in the research and development stage, will form the basis for a product line that will be available to aid in the management of diabetes mellitus (both Type 1 and Type 2) and its complications, both as a professional clinic-based device and as a home use device.  In the future, wearable devices may also be developed.

A research and development plan has been constructed that will perform a series of investigations that will move the product from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the device(s) upon which a set of claims intended for FDA approval through the rigorous Pre-Market Approval (PMA) process will be constructed. A series of pre-clinical and clinical trials is planned (see “Clinical Trials”, below). The final marketing claims for the product, which become the foundation for sales & marketing efforts in subsequent phases, will derive from the clinical trials.  Such claims will likely focus on overall diabetes management, including reductions in average blood sugar (HbA1C) as well as other markers that denote the degree and quality of blood sugar control. Measures that track complications of the disease will also be in focus.

Scientific Foundations

Ion flows and transmembrane gradients produced by ion channels and pumps are key regulators of cell proliferation, migration, and differentiation. Instructive roles for bioelectrical gradients in embryogenesis, regeneration, and neoplasm are being revealed.

The application of electromagnetic forces to human tissues to effect biologic change has been explored since the 19th century. A good deal of that was wishful thinking or deliberate deception. However, recent advances in molecular biology and imaging technology have allowed insight into the sources and downstream consequences of ion flows in complex organisms. In complement to the current focus on molecular genetics and stem cell biology, artificial modulation of bioelectrical signals in somatic tissues is a powerful modality that might result in profound advances in understanding and augmentation of regenerative capacity. Molecular bioelectricity and its role in cell-to-cell signaling and epigenetics (altering cell behavior without altering genes) provides a new pathway to discovery of technologies that can counteract the effects of many diseases.

Many cells in the human body are “electrically excitable” including those involved with production of chemical signals that affect blood sugar.  One example of such a cell of the endocrine type is the L cell, which resides in the gut and secretes cell glucagon-like peptide-1 (GLP-1), glucagon-like peptide-2 (GLP-2), peptide YY (PYY) and oxyntomodulin. GLP-1 is an enteric hormone that stimulates insulin secretion and improves glycaemia in Type 2 diabetes.  There is evidence that in Type 2 diabetes these cells become “unsynchronized”.  Growing these cells in tissue culture and subjecting them to specific electrical signals can act to resynchronize their chemical activity, and alter their behavior as a “dispersed” metabolic organ.  This serves as an illustration of how endogenous ion flows may serve as key epigenetic regulators of cell behavior, and suggests that bioelectric mechanisms might be harnessed at a whole organism level to cause functional regenerative changes.  It is possible that the e-balance Technology may affect these processes, although that has yet to be established.  We intend to explore this hypothesis in greater detail during our clinical trials.

Empirical Modeling

The first-in-human observational research took place over many years and was carefully documented by the discoverers of the e-balance Technology. The results of this research lead the discoverers to believe that a specific device with a specific set of bioelectric signals of known waveform, frequency, amplitude, pulse, and duration, accompanied by sensing circuits that respond to fluctuations in the body’s response, in a closed feedback loop, produced cumulative effects that led to remarkable global effects in functional aspects of living in a person who had lived with Type 1 diabetes since age 10. Casual trials in another person with longstanding diabetes, Type 2 in this case, yielded findings of a similar nature in a limited time frame.

Effects observed in these trials include subjective reports of diminished fatigue, improved cognition, diminished neuropathic limb pain, improved sleep, less leg swelling, and improved skin appearance in color and texture, and a reduction in visual disturbance. Objective measures included healing of wounds, control of blood pressure leading to discontinuation of medication, and greatly improved control of blood sugars with remarkable diminution in HbA1C (which reflects average blood sugar over months).  Remarkably, in the context of Type 1 Diabetes with other potential variables remaining the same, insulin requirements diminished to a considerable degree.

Coincident with these improvements was a series of observations with differing electrical current delivery parameters and response algorithms that were sequentially matched to alterations in diabetes related signs and symptoms.

Clinical Trials

On January 13, 2015, we appointed Dr. John Sanderson, MD, a stem cell researcher and former Johnson & Johnson (LifeScan) medical director, our Chief Medical Officer. Prior to this appointment Dr. Sanderson acted as a member of our Scientific Advisory Board. He is responsible for the design and executive oversight of the e-balance research program.

During January through March 2015, we carried out a preliminary Pilot Trial (the “Pilot Trial”), which was designed to examine the short term metabolic impact of a single treatment with e-balance Technology on two diabetic subjects.  Pre-and post treatment blood samples from each subject were sent for extensive metabolic pathway analysis at the university of Alberta Metabolomics Unit.  From those studies we observed alterations in several pathways, which are known to be deficient in persons with diabetes. The results of the Pilot Trial are notable in that significant shifts in metabolites related to blood sugar handling and disposal occurred in a very short time frame, with the only intervening variable being a 20 minute treatment with e-balance Technology.

The findings from the Pilot Trial were then used to inform further experimentation, including selection of metabolic end points for testing during a Phase IB clinical trial, which we started preparations for in July 2015.  This study is to include up to 30 type 1 and type 2 diabetics meeting admission criteria who will be subject to a variety of measures pre-and post treatment lasting 3-6 months. As of the date of the filing of this Annual Report, we have prepared protocols and set up and equipped the clinic space in preparation for induction of subjects, which we expect to start in mid September 2015.  This clinical trial will allow us to document the response of persons with diabetes to e-balance Technology while controlling as many variables as is practical in an outpatient study.  The primary end point to be followed is HbA1C as the classical measure of long range diabetes control, with a 0.5% decrease in HbA1C as a criterion for improvement in an individual with diabetes.

A positive result from the Phase IB clinical trial would fully justify the next clinical trial; one whose design will meet criteria leading to potential approval as determined by discussions with the FDA and other regulatory bodies, who will be consulted prior to that trial.  In that study, we are planning to employ additional controls in a multi-institutional, multinational protocol.  The test device will be redesigned according to specifications for the finished product. A larger and more complex trial, it will take place over a year.  This trial will give us an opportunity to fine tune and optimize the controllable parameters of e-balance Technology, while also exploring fully the biochemical pathways that are responsible (mechanism of action) for change.

Studies will be reported at their conclusion in standard format, and subjected to peer review, informally through the advisory group and outside independent experts, or formally in preparation for publication in a journal.  Results will also be summarized in a white paper for internal use and investor relations.

Product Development

The prototype e-balance device that will be used in the Phase IB clinical trial will be based on an existing clinical device that has been repurposed and modified for purposes of the clinical trials using compiled data from the casual experiments described in the section“Empirical Modeling.” The working prototype will use a transcutaneous energy delivery device with ionic currents delivered by external electrode arrays, with parameters deriving from embedded intelligence in the form of custom algorithms and artificial intelligence. In addition to effectors, electrodes will act as sensors to create physiologic bioelectric feedback loops that alter multiple current dynamics.

During the research and development phases, the device itself is expected to undergo constant revision to optimize its functionality, add new features and create new form factors, (including, the potential development of wearable devices).

The first product development phase of the e-balance Technology will commence in parallel with the Phase IB clinical trial and will concentrate on redesigning, prototyping and recursively testing the instrument from the basic circuits up, with marketable products under a New Device Application with the US Food and Drug Administration (the “FDA”). A design control process pursuant to current FDA device guidelines will be instituted.

The second product development phase will focus on user interface design, wireless enablement, networking protocols, improvements in the internal hardware components from both cost and functionality viewpoints, refinement and development of algorithms and continued Quality Assurance (QA) testing for all improvements per the design protocol. This phase will mirror the second clinical trial in timing.

The third product development phase will take the core technologies and implement multiple form factors for clinical grade and home use, including the potential development of a miniature or wearable device that can be integrated into wireless local networks in a fashion similar to the latest generation of glucose measurement devices.  Server (cloud-based) tools may be developed, along with applications for portable information appliances (smart phones, tablets, glucose meters and insulin pumps).

As of the date of this Annual Report, we have received several quotes from leading engineering and design firms interested to work with us on the development of the prototype of the e-balance device. We have yet to enter into a formal development contracts with any of these firms.

Current Status of Clincial Trials and Product Development Efforts

As previously discussed in the sections entitled “Clinical Trials” and ”Product Development” we commenced our preliminary Pilot Trial in January 2015. Our costs associated with the Pilot Trial were approximately $103,713 and included $77,867 we recorded as research and development fees, of which $70,000 represents consulting fees we incurred to Dr. Sanderson, and $27,801 we paid to acquire necessary hardware to test e-balance Technology. This amount does not include $100,000 we paid to Ms. Arnett and Mr. Hargreaves for the e-balance Technology, which amount has also been recorded as research and development fees.

Due to the delays in funding of the further clinical trials, our Research and Development costs for fiscal 2015 were lower than budgeted and disclosed in our Current Report on Form 8-K we filed with the SEC on December 3, 2014. In addition, we had to extend the timelines for our further clinical studies and product development.

In July 2015 we started preparations for the Phase IB clinical trial. We prepared protocols and set up and equipped the clinic space in preparation for induction of subjects, which we expect to start in mid September 2015, with expected completion in Fiscal Q3 2016. The estimated total cost of the Phase IB clinical trial is expected to be approximately $192,600 and includes the purchase of additional hardware to test the e-balance Technology, salaries payable to the study personnel, including physicians and other professionals engaged in the trial, and other operating and research costs required to successfully complete the trial.

The Phase II clinical trial will be designed based on the results of the Phase IB clinical trial. We estimate the costs of this Phase to be approximately $181,400.

We are planning to start developing our e-balance device in the Fall 2015 to coincide with our clinical trials. We have estimated that we will require approximately $420,000 to complete the project, of which $350,000 will be required during the fiscal 2016.

The following table summarizes our cash requirements for the fiscal year ending May 31, 2016:

	Phase IB Clinical Trial	Phase II Clinical Trial	Total at May 31, 2016
Research and development
Clinical trials	$192,600	$181,400	$374,000
Development costs	160,000	190,000	350,000
Total research and development	352,600	371,400	724,000
General and administrative costs	430,000	417,000	847,000
Estimated cash requirement	$782,600	$788,400	$1,571,000

Based on our operating budget, our cash requirement for the year ending May 31, 2016, is approximately $1,571,000. As at May 31, 2015, we had $1,258 cash on hand, a working capital deficit of $709,912 and cash flows used in operations of $316,811 for the year then ended. We will require additional capital to support our day-to-day operations and carry out the planned clinical trials and the development of the e-balance Technology. We are planning to raise this capital through debt or equity financing or through a combination of both.

Medical Device Regulations and Government Approvals

The manufacture, packaging, marketing and importing of medical devices is heavily regulated in the United States and Canada.  Further, we expect that any other countries in which we may seek to sell or market devices based on the e-balance Technology will similarly have an extensive regulatory environment.

The U.S. Food and Drug Administration’s (FDA) Center for Devices and Radiological Health (CDRH) is responsible for regulating firms that manufacture, repackage, re-label and/or import medical devices sold in the United States.  Health Canada’s Health Products and Food Branch Inspectorate is responsible for regulating the manufacture, labeling, packaging, distribution and import of medical devices sold in Canada.

Prior to selling any devices based on the e-balance Technology for the treatment in the United States or Canada, we will be required to make applications to obtain approval from the FDA and Health Canada, respectively.  The type of application and complexity of the procedures for obtaining FDA and Health Canada approval will depend upon the classification of the devices that we develop under the provisions of the United States Food and Drugs Act of 1906, as amended, and the Food and Drugs Act (Canada), as amended, respectively, and related regulations.  In addition, we may be required to apply to the FDA for an investigational device exemption (IDE) and/or Health Canada under the Investigational Testing Authorization program for the use of any such devices in clinical trials that we sponsor to test the efficacy of the e-balance Technology in treating diabetes and related ailments.  Such approvals have not yet been obtained.

Third Party Payers / Private Insurers

Reimbursement for medical devices through Medicare and Medicaid in the U.S., and through health protectorates in other nations, is not guaranteed. Third party private payers or private insurers typically follow the lead of government healthcare providers. A decision as to whether a device or treatment is covered involves extensive negotiations and is typically predicated on the concept of health cost savings. If the device can be shown to reduce health care costs through prevention of expensive complications of diabetes, such applications for approvals would be more favorably reviewed.

While health care economic data will be gathered in the third clinical trial, it often requires more longitudinal data (over years) to demonstrate that complications (which are often late stage) have been prevented or ameliorated.  Additional (post-market) studies may be required to demonstrate these effects. A lack of third party coverage would limit sales to private pay consumers in the near term after product launch.

Marketing Plans

Once approved for marketing, the intent is to market devices incorporating the e-balance Technology through authorized dealers and distributors of medical equipment, as well as directly to end users and to professional / institutional users. Devices targeted at end users are expected to be self-managed devices that can be used by individuals in the comfort of their own homes.  Devices targeted at professional / institutional users are expected to be larger scaled devices that can be used in clinical settings. A professional sales force is also expected to be developed. Initially, the Company intends to focus on marketing any products that we develop based on the e-balance Technology in the United States and Canada.  The United States and Canada include approximately 100 million patients suffering from diabetes mellitus and related complications of which 50% are struggling to keep their blood sugar levels within recommended ranges and therefore potentially benefitting from our e-balance Technology.

Competition

The current market for treatments that assist in the control and management of diabetes and its complications is highly competitive. However, since our technology is based on the microcurrent therapy, which is not traditionally used for management of diabetes, direct competition for e-balance Technology is not well defined.

Indirect competitors include a multitude of pharmaceutical companies that produce insulin and other various drugs to maintain and prevent diabetes related complications; companies producing glucose monitoring devices.

Competitors in microcurrent therapy would include BodiHealth Systems, a wholly owned subsidiary of Thrisoint Pty Ltd, focusing on pain relief market in US; Electromedical Products International, Inc., the company that developed Alpha-Stim® PPM, which treats and alleviates acute, chronic or postoperative pain using microcurrent electrical therapy.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

The e-balance Technology is covered by a US provisional patent application filed by Ms. Arnett and Mr. Hargreaves.  We acquired all rights to the e-balance Technology, including the provisional patent application from Ms. Arnett and Mr. Hargreaves on November 25, 2014.

Number of Total Employees and Number of Full Time Employees

We currently have no employees other than our executive officers, who provide their services as independent consultants.  Our wholly owned subsidiary, Avyonce, has one employee. We contract for the services of medical staff we require to administer the trials, as well as other consultants on “as needed” basis.

ITEM 1A. RISK FACTORS.

There is a high degree of risk associated with buying our common stock.  Prospective investors should carefully read this Annual Report on Form 10-K and consider the following risk factors when deciding whether to purchase our shares. These are speculative stocks and should be purchased by only those who can afford to lose their entire investment.

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

The market for treatment and management of diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete indirectly with large pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, MediSense Inc. and TheraSense Inc. These competitors’ products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate our target market they could threaten our position in the market.

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

Our research and development efforts may not result in the development of commercially successful products based on our e-balance Technology, which may hinder our profitability and future growth.

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

Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether our products under development will be launched, whether we will be able to develop, license, or otherwise acquire new products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, causing our revenues and operating results to suffer.

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

We are recently formed, lack an operating history and to date have  generated only minimal revenues through our wholly owned subsidiary, Avyonce.  If we cannot increase our revenues to start generating profits, our investors may lose their entire investment.

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and MediSpa courses through our wholly owned subsidiary, Avyonce. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proved. We have yet to prove our e-balane Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the e-balance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $1,115,460 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our business will fail.

We must obtain additional capital or our business will fail. In order to continue development of our e-balance Technology and to successfully complete clinical trials, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 74 N. Pecos Road, Suite D, Henderson, NV 89074. Our wholly owned subsidiary’s, Avyonce’s, principle office is located at 3989 Henning Drive, Unit 121, Burnaby, BC V5C 6P8. Other than these offices, we do not currently maintain any other facilities, and do not anticipate the need for maintaining other facilities at any time in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets are the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for our common stock are entered on the OTC Link alternative trading system on the OTCQB marketplace under the symbol “CMXC”. The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low
August 31, 2013	$ -	$ -
November 30, 2013	$0.10	$0.10
February 28, 2014	$1.80	$1.00
May 31, 2014	$1.80	$0.78
August 31, 2014	$0.78	$0.21
November 30, 2014	$0.702	$0.21
February 28, 2015	$0.775	$0.26
May 31, 2015	$0.32	$0.11

HOLDERS OF RECORD

As of August 28, 2015, we had approximately 42 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 4045 South Spencer Street, Suite 403 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

DIVIDENDS

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying any cash dividends in the foreseeable future.  We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Our Articles of Incorporation and Bylaws do not contain any restrictions limiting our ability to declare dividends.  Section 78.288 of the Nevada Revised Statutes prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended May 31, 2015, we completed the following unregistered sales of our equity securities:

•
On November 25, 2014, upon completing our acquisition of the e-balance Technology, we issued options to purchase an aggregate of up to 20,000,000 shares of our common stock to Ms. Arnett and Mr. Hargreaves with an initial exercise price of $0.05 per share.  A description of the terms and conditions of the options granted to Ms. Arnett and Mr. Hargreaves, including the vesting provisions attached thereto, is provided in the section entitled “Business Of Cell MedX; Technology Purchase Agreement” in Part I of this Annual Report.

•
In January 2015 we received subscription proceeds for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consists of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share. As of the date of this Annual Report on Form 10-K, the Units subscribed for remain unissued.

PENNY STOCK RULES

The SEC has adopted regulations that regulate broker-dealer practices in connection with transactions in “penny stocks.”  “Penny stocks” are generally defined as being any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. The application of the “penny stock” rules may affect your ability to resell our securities.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10(f) of Regulation SK and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under this caption "Management's Discussion and Analysis" and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

General

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Results of Operation
	Year Ended May 31,		Percentage
	2015	2014	Increase/(Decrease)
Sales	$42,624	$-	n/a
Cost of goods sold	(26,560)	-	n/a
Gross margin	16,064	-	n/a
Operating expenses
Amortization	1,955	-	n/a
Consulting fees	275,146	-	n/a
Financing costs	88,900	-	n/a
General and administrative expenses	300,532	18,527	1,522.1%
Research and development costs	177,867	-	n/a
Stock-based compensation	203,829	-	n/a
Total operating expenses	1,048,229	18,527	5,557.8%
Net loss	$(1,032,165)	$(18,527)	5,471.1%

Revenues

Our revenue during the year ended May 31, 2015, was associated with the beginning of operations of our wholly owned subsidiary, Avyonce Cosmedics Inc. (“Avyonce”). The revenue consisted of sales of spa equipment and consumable products, as well as continuing education courses to estheticians and health care professionals in the field of medical aesthetics.

Operating Expenses

During the year ended May 31, 2015, our operating expenses increased by $1,029,702 from $18,527 incurred during the year ended May 31, 2014, to $1,048,229 incurred during the year ended May 31, 2015. The increase was associated with our acquisition of e-balance Technology, which resulted in change to our business operations and overall increase to our operating expenses.  The most significant year-to-date changes were as follows:

●
During the year ended May 31, 2015, we incurred $275,146 in consulting fees. Of this amount, $172,647 was paid or accrued to Jean Arnett and Brad Hargreaves – the vendors of our e-balance Technology - for assisting us with our business development efforts. In addition, we incurred $27,600 in management fees. We did not have similar expenses during the comparable period in Fiscal 2014.

●
In order to bring awareness for our Company and the e-balance Technology to the general public, we have incurred $80,631 in corporate communications and marketing fees, which included programming and design of our corporate web site, and the production of PowerPoint and video presentations.

●
During the year ended May 31, 2015, we recorded $88,900 in financing fees on the loan agreements we entered into to support our current operations. The non-cash financing fees resulted from the conversion features of the loans, which were below the market value of the shares on the date of the transactions.

●	Our legal fees for the year ended May 31, 2015, were $64,819 and were mainly associated with our acquisition of the e-balance Technology.
●
Our research and development fees for the year ended May 31, 2015, amounted to $177,867, of which $100,000 was associated with the payment we made to the vendors of the e-balance Technology, pursuant to our Technology Purchase Agreement, as amended, and $70,000 were incurred to Dr. Sanderson, as compensation for his agreeing to act as our Chief Medical Officer and to design and carry out our medical studies, which commenced in January 2015 with the Pilot Trial.

●
During the year ended May 31, 2015, we recorded $203,829 in stock-based compensation, which was calculated to be a fair market value of the options we issued to Dr. Sanderson pursuant to his Consulting Agreement with us.

●	During the year ended May 31, 2015, we recorded $29,646 in due diligence costs related to acquisition of the e-balance Technology.
●
Due to increased business activity, our accounting and audit fees increased by $17,993 to $30,093 we incurred during the year ended May 31, 2015, our filing and regulatory fees increased by $15,757 to $22,184 during the same period in Fiscal 2015.

Liquidity and Capital Resources

Working Capital
	Year Ended May 31,		Percentage
	2015	2014	Increase / (Decrease)
Current assets	$20,718	$1,201	1,625.1%
Current liabilities	730,630	21,596	3,283.2%
%Working capital deficit	$(709,912)	$(20,395)	3,380.8%

As of May 31, 2015, we had a cash balance of $1,258, a working capital deficit of $709,912 and cash flows used in operations of $316,811 for the year then ended. During the year ended May 31, 2015, we funded our operations with $205,000 we received from City Group LLC, a non-related party. See “Net Cash Provided By Financing Activities.” Additional financing was received through non-interest bearing advances totalling $65,244 and through subscriptions to our equity securities totalling $75,000.

We did not generated sufficient cash flows from our operating activities to satisfy our cash requirements for Fiscal 2015.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flows
	Year Ended May 31,
	2015	2014
Cash flows used in operating activities	$(316,811)	$(9,778)
Cash flows used in investing activities	(27,801)	-
Cash flows provided by financing activities	345,244	-
Effects of foreign currency exchange on cash	(575)	-
Net increase (decrease) in cash during the period	$57	$(9,778)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2015, was $316,811. This cash was primarily used to cover our cash operating expenses of $742,178, to increase our inventory held by Avyonce by $729 and increase our other current assets mainly associated with the prepayments of future expenses by $18,772. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $222,790 and $30,402, respectively, as well as increases in amounts due to related parties of $185,462 and interest accrued on the notes payable of $6,214.

Net cash used in operating activities during the year ended May 31, 2014, was $9,778. This cash was used to cover our cash operating expenses of $18,527 and was offset by increases in our accounts payable and amounts due to related parties of $1,949 and $6,800, respectively.

Non-cash transactions
During the year ended May 31, 2015, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•	$1,955 in amortization expense we recorded on our equipment that will be used in clinical trials of our e-balance Technology;
•
$88,900 in financing costs associated with the conversion feature of the notes payable we issued to an arms length party, as the conversion price was below the market value of the shares on the date of the transaction;

•
$203,829 in stock-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and

•	$4,697 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

We did not have any non-cash transactions during the year ended May 31, 2014.

Net Cash Provided by Financing Activities

During the year ended May 31, 2015, we borrowed a total of $205,000 from City Group LLC (the “Lender”), an unrelated party.  The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. Subject to applicable US securities laws, at the discretion of the Lender, $195,000 of principle amount outstanding and accrued interest thereon may be converted into shares of our common stock at $0.50 per share.  We recorded $88,900 in non-cash financing fees associated with the conversion feature. In addition, we received $40,523 and $24,721 (CAD$27,500) in non-interest bearing advances from an unrelated party; these advances are due on demand.

In addition to the debt financing, during the same period we received subscriptions for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consists of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share. As of the date of this report, the Units subscribed for remain unissued.

We did not have any financing transactions during the year ended May 31, 2014.

Net Cash Used in Investing Activities

During the year ended May 31, 2015, we paid $27,801 for the equipment which will be used in our clinical trials. We did not have any investing activities during the Fiscal 2014.

Going Concern

The notes to our audited consolidated financial statements at May 31, 2015, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we were able to generate only minimal revenue from the operations of our wholly owned subsidiary, Avyonce. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt   financing.

We have accumulated a deficit of $1,115,460 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cell MedX Corp. and our wholly owned subsidiary, Avyonce Cosmedics Inc. On consolidation, we eliminate all intercompany balances and transactions.

Foreign Currency Translations and Transactions

Our functional and reporting currency is the United States dollar. We translate foreign denominated monetary assets and liabilities into their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as part of operating expenses on the statement of operations.

Our wholly owned subsidiary’s functional currency is the Canadian dollar. On consolidation, the Avyonce translates assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. As of the date of this Annual Report on Form 10-K we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Revenue Recognition

We recognize the revenue when all the following conditions have been met:

•	the sales price is fixed or determinable;
•	pervasive evidence of an agreement exists;
•	when delivery of the product has occurred and title has transferred or services have been provided; and
•	when collectability is reasonably assured.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value, net of trade discounts received, with costs being determined based on the weighted average cost basis.

Research and Development Costs

We expense all in-house research and development costs in the period they were incurred. Acquired research and development costs are capitalized to the extent that the sum of the undiscounted cash flows expected to result from the asset can be reasonable estimated or may be verified by an appraisal in certain instances. In all other instances the costs are expensed in the period they were incurred. Acquired research and development costs for a particular research and development project that have no future economic values, are expensed as research and development costs at the time the costs are incurred.

Accounts Receivable

Receivables represent valid claims against debtors for services provided or goods sold on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At May 31, 2015 and 2014, our allowance for doubtful accounts was $Nil.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to:

•	significant decreases in the market price of the asset;
•	significant adverse changes in the business climate or legal factors;
•	accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;
•	current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and
•	current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over 3 years.

Stock Options and other Share-based Compensation

For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. We recognize the stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

Fair Value of Financial Instruments

Our financial instruments include cash, amounts receivable, accounts payable, notes and advances payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At May 31, 2015, we had $979 in cash on deposit with a large chartered Canadian bank and $279 on deposit with a large US bank. Of these deposits approximately $635 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of sales income generated by our wholly owned subsidiary, Avyonce, and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At May 31, 2015, we had $79 in accounts receivable outstanding.

Recent Accounting Standards and Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. We elected to early adopt the guidance in FASB Topic 915 as of May 31, 2014, and no longer provide the accounting disclosures for development stage companies.

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f) of Regulation SK and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Financial Statements

Page No.
Financial Statements
Reports of Independent Registered Public Accounting Firms	F-1 and F-2
Consolidated Balance Sheets as of May 31, 2015 and May 31, 2014	F-3
Consolidated Statements of Operations for the years ended May 31, 2015 and May 31, 2014	F-4
Consolidated Statement of Stockholders’ Deficit for the years ended May 31, 2015 and May 31, 2014	F-5
Consolidated Statements of Cash Flows for the years ended May 31, 2015 and May 31, 2014	F-6
Notes to the Consolidated Financial Statements	F-7 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of the Company.

We have audited the accompanying consolidated balance sheet of Cell MedX Corp. (the “Company”) as at May 31, 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL
CHARTERED PROFESSIONAL ACCOUNTANTS
Vancouver, Canada
August 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sports Asylum, Inc.

We have audited the accompanying balance sheet of Sports Asylum, Inc. (the Company) as of May 31, 2014, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Sports Asylum, Inc. as of May 31, 2014 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
August 26, 2014

CELL MEDX CORP.
(Formerly Sports Asylum, Inc.)
CONSOLIDATED BALANCE SHEETS

	May 31, 2015	May 31, 2014
ASSETS

Current assets
Cash	$1,258	$1,201
Inventory	707	-
Other current assets	18,753	-
Total current assets	20,718	1,201

Equipment	25,846	-
Total assets	$46,564	$1,201

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$220,010	$1,949
Accrued liabilities	30,339	-
Due to related parties	206,482	19,647
Notes and advances payable	273,799	-
Total liabilities	730,630	21,596

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at May 31, 2015 and 2014	31,000	31,000
Additional paid-in capital	324,629	31,900
Obligation to issue shares	75,000	-
Accumulated deficit	(1,115,460)	(83,295)
Accumulated other comprehensive income	765	-
Total stockholders' deficit	(684,066)	(20,395)
Total liabilities and stockholders’ deficit	$46,564	$1,201

The accompanying notes are an integral part of these consolidated financial statements

CELL MEDX CORP.
(Formerly Sports Asylum, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	May 31,	May 31,
	2015	2014

Revenue
Sales	$42,624	$-
Cost of goods sold	26,560	-
Gross margin	16,064	-

Operating expenses
Amortization	1,955	-
Consulting fees	275,146	-
Financing costs	88,900	-
General and administrative expenses	300,532	18,527
Research and development costs	177,867	-
Stock-based compensation	203,829	-
Total operating expenses	1,048,229	18,527
Net loss	(1,032,165)	(18,527)

Unrealized foreign exchange translation gain	765	-
Comprehensive loss	$(1,031,400)	$(18,527)
Net loss per common share
Basic and diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000

The accompanying notes are an integral part of these consolidated financial statements

CELL MEDX CORP.
(Formerly Sports Asylum, Inc.) CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Obligation	Additional		Accumulated Other
	Common Stock		to issue	paid-in	Deficit	Comprehensive
	Shares	Amount	shares	capital	Accumulated	Income	Total

Balance - May 31, 2013	31,000,000	$31,000		$31,900	$(64,768)	$-	$(1,868)

Net loss for the year ended May 31, 2014	-	-	-	-	(18,527)	-	(18,527)
Balance - May 31, 2014	31,000,000	31,000	-	31,900	(83,295)	-	(20,395)

Financing costs - beneficial conversion feature	-	-	-	88,900	-	-	88,900
Proceeds from share subscription	-	-	75,000	-	-	-	75,000
Stock-based compensation	-	-	-	203,829	-	-	203,829
Net loss for the year ended May 31, 2015	-	-	-	-	(1,032,165)	-	(1,032,165)
Unrealized foreign exchange translation gain	-	-	-	-	-	765	765
Balance - May 31, 2015	31,000,000	$31,000	$75,000	$324,629	$(1,115,460)	$765	$(684,066)

The accompanying notes are an integral part of these consolidated financial statements

CELL MEDX CORP.
(Formerly Sports Asylum, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31,
	2015	2014

Cash flows used in operating activities
Net loss	$(1,032,165)	$(18,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,955	-
Financing costs	88,900	-
Stock-based compensation	203,829	-
Foreign exchange gain	(4,697)	-

Changes in operating assets and liabilities:
Inventory	(729)	-
Other current assets	(18,772)	-
Accounts payable	222,790	1,949
Accrued liabilities	30,402	-
Due to related parties	185,462	6,800
Accrued interest on notes payable	6,214	-
Net cash flows used in operating activities	(316,811)	(9,778)

Cash flows used in investing activities:
Acquisition of equipment	(27,801)	-
Net cash used in investing activities	(27,801)	-

Cash flows from financing activities:
Advances payable	65,244	-
Proceeds from the loans	205,000	-
Proceeds from share subscription	75,000	-
Net cash provided by financing activities	345,244	-

Effects of foreign currency exchange on cash	(575)	-
Increase (decrease) in cash	57	(9,778)
Cash, beginning of year	1,201	10,979
Cash, end of year	$1,258	$1,201

The accompanying notes are an integral part of these consolidated financial statements

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Cell MedX Corp. (the “Company”) was incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010. On March 24, 2014, the Company changed its name to Sports Asylum, Inc. and on September 30, 2014, to Cell MedX Corp. On November 26, 2014, the Company formed a subsidiary, Avyonce Cosmedics Inc., (the “Subsidiary”) under the laws of British Columbia.

The Company is an early development stage company focused on the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes. Through the Subsidiary, the Company is engaged in reselling and marketing spa technology and equipment as well as providing continuing education to the estheticians and health care professionals in the field of medical aesthetics.

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2015, the Company has not achieved profitable operations and has accumulated a deficit of $1,115,460. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principles of consolidation
The consolidated financial statements include the accounts of Cell MedX Corp. and the Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

Accounting estimates
The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of equipment, fair value of stock-based compensation, fair value of financial instruments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign currency translations and transactions
The Company’s functional and reporting currency is the United States dollar. Foreign denominated monetary assets and liabilities are translated into their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as part of operating expenses on the statement of operations.

The Subsidiary’s functional currency is the Canadian dollar. On consolidation, the Subsidiary translates assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Revenue recognition
Revenue is recognized when all the following conditions have been met:
•	the sales price is fixed or determinable;
•	pervasive evidence of an agreement exists;
•	when delivery of the product has occurred and title has transferred or services have been provided; and
•	when collectability is reasonably assured.

Inventory valuation
Inventories are valued at the lower of cost or net realizable value, net of trade discounts received, with costs being determined based on the weighted average cost basis.

Research and development costs
The Company expenses all in-house research and development costs in the period they were incurred. Acquired research and development costs are capitalized to the extent that the sum of the undiscounted cash flows expected to result from the asset can be reasonably estimated or may be verified by an appraisal in certain instances. In all other instances the costs are expensed in the period they were incurred. Acquired research and development costs for a particular research and development project that have no future economic values, are expensed as research and development costs at the time the costs are incurred.

Income taxes
Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Loss per share
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants.

Long-lived assets
In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

Equipment
Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over 3 years.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Financial instruments
The Company’s financial instruments include cash, amounts receivable, accounts payable, notes and advances payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Stock options and other share-based compensation
For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The Company elected to early adopt the guidance in FASB Topic 915 as of May 31, 2014, and no longer provides the accounting disclosures for development stage companies.

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to have a significant impact on the consolidated financial statements of the Company.

NOTE 3 –TECHNOLOGY

On November 25, 2014, the Company completed the acquisition of a proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments (the “Technology”) from Jean Arnett and Brad Hargreaves (the “Vendors”).

In consideration for the sale of the Technology, the Company paid the Vendors a total of $100,000 and issued the Vendors options for the purchase of up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The options vest as follows:

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
As at May 31, 2015, none of the vesting conditions have been met and therefore the Company has not recognized any stock-based compensation expense relating to these options (Note 11).

In addition, the Vendors were appointed Vice President, Corporate Strategy and Vice President, Technology and Operations of the Company.

The cash consideration paid for acquisition of the Technology has been expensed as research and development costs.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015
NOTE 4– RELATED PARTY TRANSACTIONS

Amounts due to related parties at May 31, 2015 and 2014:
	May 31, 2015	May 31, 2014
Due to the Chief Executive Officer (“CEO”) and President	$23,054	$-
Due to the Vice President (“VP”), Corporate Strategy	60,228	-
Due to the VP, Technology and Operations	44,362	-
Due to the Chief Medical Officer	51,059	-
Due to a company owned by VP, Corporate Strategy and VP, Technology and Operations	1,835	-
Due to the Chief Financial Officer (“CFO”)	3,000	-
Due to the former major shareholder	22,944	19,647
Due to related parties	$206,482	$19,647

Amounts are unsecured, due on demand and bear no interest.

During the years ended May 31, 2015 and 2014, the Company had the following transactions with related parties:
	May 31, 2015	May 31, 2014
Management fees incurred to the CEO and President	$21,600	$-
Management fees incurred to the CFO	6,000	-
Consulting fees incurred to the VP, Corporate Strategy	95,915	-
Consulting fees incurred to the VP, Technology and Operations	76,732	-
Equipment acquired from the VP, Technology and Operations and VP, Corporate Strategy (Note 6)	8,500	-
Inventory acquired from a company owned by VP, Technology and Operations and VP, Corporate Strategy	1,689	-
Cash consideration paid for Technology to the VP, Technology and Operations and VP, Corporate Strategy, and recorded as part of research and development costs (Note 3)	100,000	-
Research & development costs incurred to the Chief Medical Officer (Note 5)	70,000	-
Stock-based compensation incurred to the Chief Medical Officer (Notes 5 and 9)	203,829	-
Total transactions with related parties	$584,265	$-

During the year ended May 31, 2014 a former major shareholder of the Company paid expenses on behalf of the Company of $6,800.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

NOTE 5 – MANAGEMENT CONSULTING AGREEMENT

On January 13, 2015, the Company entered into a three-year Management Consulting Agreement (the “Consulting Agreement”) with Dr. John Sanderson, MD (the "Consultant"). Pursuant to the Consulting Agreement, the Company agreed to pay the Consultant a monthly consulting fee of $10,000.  In addition, the Company agreed to pay the Consultant a signing bonus of $10,000, plus an additional $10,000 as compensation for the past consulting services (Note 4). In the event of early termination without cause $60,000 will become payable to the Consultant.

The Company also issued to the Consultant non-transferrable options to purchase up to 2,400,000 shares of the Company’s common stock at an exercise price of $0.67 per share. The first tranche of the options to purchase up to 200,000 shares of the Company’s common stock vested on March 31, 2015 and expire on March 31, 2020. Remaining options vest quarterly beginning on June 30, 2015 in equal portions of 200,000 shares per vesting period. These options expire on the 5th year anniversary of the applicable vesting date subject to early termination provisions in the event that Dr. Sanderson ceases to act for the Company in any capacity (Note 9).

During the year ended May 31, 2015, the Company recorded stock-based compensation of $203,829 in connection with the vesting of these options.

NOTE 6 – EQUIPMENT

Amortization schedule for the equipment at May 31, 2015 and 2014:

	May 31, 2015	May 31, 2014
Book value	$27,801	$-
Amortization	(1,955)	-
Equipment	$25,846	$-

NOTE 7 – INVENTORY

As at May 31, 2015, the inventory consisted of spa supplies held for resale by the Subsidiary, and were valued at lower of cost or net realizable value.

NOTE 8 – NOTES AND ADVANCES PAYABLE

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

On April 20, 2015, the Company signed a loan agreement with the Lender for $10,000. The loan bears interest at 6% per annum, is unsecured and is payable on demand.

As of May 31, 2015, the Company recorded $6,214 in interest expense associated with above loans.

During the year ended May 31, 2015, the Company received advances from an unrelated party of $22,062 (CAD$27,500) and $40,523. These advances do not bear interest, are unsecured and payable on demand.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

The table below summarizes the short-term loans and advances outstanding as at May 31, 2015:

Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$195,000	6%	Convertible	$6,147	$201,147
10,000	6%	Non-convertible	67	10,067
62,585	0%	Advances	-	62,585
$267,585			$6,214	$273,799

NOTE 9 – SHARE CAPITAL

During the year ended May 31, 2015, the Company received a subscription for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consists of one share of the Company’s common stock and one warrant for the purchase of one additional share of the Company’s common stock, exercisable at a price of $1.00 per share, expiring one year after the issuance of the Units. The Units subscribed for have not yet been issued.

Options

On November 25, 2014, as part of the Technology acquisition, the Company issued to the Vendors options for the purchase of up to 20,000,000 shares of the Company’s common stock at an initial exercise price of $0.05 per share (Note 3). As at May 31, 2015, all options remained unvested (Note 11).

On January 13, 2015, the Company issued 2,400,000 non-transferrable options to the Consultant (Note 5). The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

The total fair value of the options was calculated to be $591,503 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At January 13, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.37%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	27%

Of the total fair value of the options $203,829 was recognized as Stock Based Compensation expense for the year ended May 31, 2015, and $387,674 will be recognized in the future periods.

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

The changes in the number of stock options outstanding during the years ended May 31, 2015 and 2014 are as follows:

	Year ended May 31, 2015		Year ended May 31, 2014
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	-	n/a	-	n/a
Options granted	22,400,000	$0.12	-	n/a
Options exercised	-	-	-	n/a
Options outstanding, ending	22,400,000	$0.12	-	n/a
Options exercisable, ending	200,000	$0.67	-	n/a

Details of options outstanding as at May 31, 2015 are as follows:
Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	20,000,000	-
$0.67	January 13, 2015	2,400,000	200,000
		22,400,000	200,000

At May 31, 2015, the weighted average remaining contractual life of the stock options outstanding was 6.21 years.

NOTE 10 – INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2015	May 31, 2014
Net loss	$(1,032,165)	$(18,527)
Statutory tax rate	34%	34%
Expected income tax recovery	(350,936)	(6,300)
Permanent differences	99,528	-
Temporary differences	665	-
Difference in foreign tax rates	1,408	-
Change in valuation allowance	249,335	6,300
Income tax recovery	$-	$-

CELL MEDX CORP.
(FORMERLY SPORTS ASYLUM, INC.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015
The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2015	May 31, 2014
Deferred income tax assets (liabilities)
Losses carried forward	$279,970	$28,320
Equipment	(665)	-
Less: Valuation allowance	(279,305)	(28,320)
Net deferred income tax assets	$-	$-

At May 31, 2015 and 2014, the Company had a deferred tax asset that related to net operating losses. A full valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at May 31, 2015, the Company has net operating loss carry forwards of approximately $774,500 (2014 - $28,320) to reduce future federal and state taxable income. The Company also has non-capital loss carry forwards of approximately $25,000 (2014 - $Nil) to reduce Canadian taxable income. These losses expire by 2035.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 11 – SUBSEQUENT EVENTS

Loan Agreements

Subsequent to the year ended May 31, 2015, the Company received $162,000 under loan agreements with non-related parties. The loans bear interest at 6% per annum, are unsecured, non-convertible and payable on demand. The Company repaid $30,000 in non-interest bearing advances.

Issuance of Options

Subsequent to the year ended May 31, 2015, the Company granted to its CEO, President and a member of the board of directors options to purchase up to 2,500,000 shares of the Company’s common stock (the “CEO Options”). The CEO Options are exercisable at $0.35 per share, subject to the following vesting schedule:

Number of Options to Vest	Vesting Date
500,000	August 5, 2015
500,000	October 1, 2015
500,000	January 1, 2016
500,000	April 1, 2016
500,000	July 1, 2016
2,500,000

Any CEO Options that vest and become exercisable will expire on the 5th year anniversary of the particular vesting date, subject to certain early termination provisions, upon the death of the optionee, or if the optionee ceases to act for the Company in any capacity either voluntarily or as a result of a termination or removal for cause.

On August 26, 2015, the board of directors of the Company has determined that the options to purchase up to  2,500,000 common shares of the Company granted to the Vendors for the Technology, which were to vest upon the design and commencement of the first clinical trial, have vested.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During our fiscal year ended May 31, 2015, we terminated Sadler, Gibb & Associates LLC as our principal independent accountants and appointed Dale Matheson Carr-Hilton Labonte LLP as our new principal independent accountants.  This change in our principal independent accountants was not due to any disagreements with our former principal independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls can be relied upon.

Our independent auditors have not issued an attestation report on management’s assessment of our internal control over financial reporting. As a result, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, our results of operations.

 ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Each of our directors holds office until the earlier of (i) our  next annual meeting of our stockholders, (ii) that director’s successor has been elected and qualified, or (iii) that director resigns.  Each of our executive officers are appointed by our Board of Directors and holds office until he resigns or is removed by the Board.

Our management team is listed below:

Name	Age	Positions
Frank McEnulty	58	Chief Executive Officer, President and Director
Yanika Silina	37	Chief Financial Officer, Treasurer, Corporate Secretary
Dr. John Sanderson, MD	65	Chief Medical Officer
Jean Arnett	59	Vice President, Corporate Strategy, and Director
Bradley Hargreaves	56	Vice President, Technology and Operations

Set forth below is a brief description of the background and business experience of each of our executive officers and directors:

Mr. McEnulty has served as a director and as the Chief Executive Officer and President of our Company since March 6, 2014.  Prior to closing our acquisition of the e-balance Technology, on November 25, 2014, Mr. McEnulty also served as our Chief Financial Officer, Treasurer and Secretary.  Mr. McEnulty is an experienced executive with an extensive background in finance and accounting. Since 1996, Mr. McEnulty has been the President and CEO of Meghan Matthews, Inc., a private investment company. Since 2004, Mr. McEnulty has also been a member of the board and compensation committee for Ojai Oil Company. Ojai Oil Company, currently trades on the OTC Pink marketplace. Since September 2014 until January 2015 Mr. McEnulty has been the director of Madison Technologies, Inc. From 1989 through 1995, Mr. McEnulty was the Chief Operating Officer and Vice President of Finance for Tri-Five Property Management, a foreign owned real estate investment company. Mr. McEnulty received a Masters of Business Administration from the University of Southern California and a Bachelor of Science from California State University, Long Beach.

Ms. Silina has worked in the accounting field for the past nine years.  Since July 2008, Ms. Silina has been an accountant with Da Costa Management Corp. a management and consulting company that provides bookkeeping, accounting and regulatory compliance services to both publicly traded and private companies. Ms. Silina received her Diploma in Accounting in 2011 and currently is working towards her CMA / CPA designation.  Since December 2014, Ms. Silina acts as a member of the board of directors of Kesselrun Resources Ltd. a  mineral exploration company listed on the TSX Venture Exchange; from November 2013 to January 2014, Ms. Silina was Chief Financial Officer of Enfield Exploration Corp., a mineral exploration company listed on the Canadian Securities Exchange.

Dr. Sanderson, MD is a stem cell researcher who began his career in clinical medicine specializing in diabetes and intravenous nutrition of critically ill patients. He has received NIH funding, has multiple issued patents and published numerous academic papers as principal investigator. While a medical director and consultant at Johnson & Johnson, Dr. Sanderson was tasked with due diligence oversight for mergers and acquisition, formulating strategic initiatives, and evaluating new technologies. In 2009 Dr. Sanderson founded Cellese Regenerative Therapeutics, Inc, a private company that focuses exclusively on the application of adult stem cells to dermatologic problems and effects of ageing; Dr. Sanderson is CEO and Chief Scientis with this company. In addition, Dr. Sanderson is a director and co-founder of  Locata Corporation, a privately held technology company headquartered in Canberra, Australia. From April 2005 to January 2007, Dr. Sanderson acted as Medical Director of Johnson & Johnson’s diabetes company, LifeScan. Dr. Sanderson received his masters degree in medicine from University of Manitoba in 1979, and his masters degree in Physiologic Psychology from Occidental College, Los Angeles, CA in 1974.

Ms. Arnett has been involved in delivering world-class customer service to the medispa industry; this includes distribution, business planning & marketing, as well as continuing education. Ms. Arnett’s specialty is the development of strategic business models, addressing both vertical and horizontal markets thereby maximizing return on investment.  Ms. Arnett’s career has also covered banking and stock brokering positions for major banks in Canada.  Ms. Arnett has been in charge of strategic planning for XC Velle Institute Inc., a privately held technology and spa company, since 2009. In addition, from 2001 to 2009, Ms. Arnett worked in the capacity of director of business and strategic planning for a privately held technology and spa company that at one point employed up to 15 employees.  Ms. Arnett is also the inspiration behind our technology, having lived with Type 1 diabetes for more than 49 years.

Mr. Hargreaves’ background is in engineering, with two operations journeyman tickets and four year operations certification from Shell Canada.  During the past eight years Mr. Hargreaves has researched the e-balance Technology and designed and improved treatment protocols for the treatment of disabilities and related ailments. Mr. Hargreaves will provide his expertise and technical support to our research and development team and will oversee the continuous development of the project from an engineering prospective.  Mr. Hargreaves has been the director of operations and principal of XC Velle Institute Inc., a privately held technology and spa company, since 2009.  From approximately 2002 to 2009, Mr. Hargreaves worked operations for a privately held spa company that at one point employed up to 15 employees.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

Ms. Arnett and Mr. Hargreaves are married to each other.  There are no other family relationships between our executive officer or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of Cell MedX’s directors or officers has been:
•	a person against whom a bankruptcy petition was filed;
•
a general partner or executive officer of any partnership, corporation or business association against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•	convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or commodities trading or banking activities;

•
the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of (1) any court of competent jurisdiction, permanently or temporarily enjoining him or otherwise limiting him from acting, or (2) any Federal or State authority barring, suspending or otherwise limiting for more than 60 days his right to act, as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•
found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	any Federal or State securities or commodities law or regulation, or
•
any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

•	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended May 31, 2015, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Jean Arnett Vice President, Corporate Strategy, and Director and Greater than 10% Beneficial Owner	2(1)(3)	2	nil
Bradley Hargreaves Vice President, Technology and Operations and Greater than 10% Beneficial Owner	2(2)(3)	2	nil
Dr. John Sanderson, MD Chief Medical Officer	1(4)	1	nil
(1)
On November 17, 2014, Ms. Arnett acquired 5,000,000 shares of our common stock in a private transaction. The acquisition resulted in Ms. Arnett holding 16.1% of our issued and outsanding common stock. Ms. Arnett filed her Form 3 reflecting her status as over 5% shareholder on December 1, 2014.

(2)
On November 17, 2014, Mr. Hargreaves acquired 5,000,000 shares of our common stock in a private transaction. The acquisition resulted in Mr. Hargreaves holding 16.1% of our issued and outsanding common stock. Mr. Hargreaves filed his Form 3 reflecting his status as over 5% shareholder on December 1, 2014.

(3)
Ms. Arnett and Mr. Hargreaves were late filing their Forms 4 reflecting the change in their ownership of securities when they were granted options to acquire up to 10,000,000 shares of our common stock each (20,000,000 options in total) on November 25, 2014.

(4)
On January 13, 2015, we appointed Dr. Sanderson our Chief Medical Officer and granted him options to acquire up to 2,400,000 shares of our common stock. Dr. Sanderson filed his Form 3 reflecting his status as an officer of the Company and his share position on February 19, 2015.

Nomination Procedure for Directors

We do not have a standing nominating committee. Recommendations for candidates to stand for election as directors are made by our Board of Directors. In carrying out their responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Cell MedX Corp., 74 N. Pecos Road, Suite D, Henderson, NV 89074.

Identification of Audit Committee

We do not have a separately-designated standing audit committee. Rather, our entire Board of Directors performs the required functions of an audit committee.

Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

As of May 31, 2015, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

Audit Committee Financial Expert

Frank McEnulty, our Chief Executive Officer, President and a member of our Board of Directors qualifies as an “audit committee financial expert”, as defined by Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Notwithstanding the fact that Mr. McEnulty is not an independent director, we believe that his experience in analyzing and evaluating financial statements, as well as his prior experience being on the board of directors of other public companies will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to all our executive officers and employees, including our CEO and CFO. Our Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K. We believe that our Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Frank McEnulty CEO and President	2014 2015	Nil 21,600(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 21,600
Yanika Silina CFO	2014 2015	Nil 6,000(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 6,000
Dr. John Sanderson Chief Medical Officer	2014 2015	Nil 70,000(3)	Nil Nil	Nil Nil	Nil 203,829(2)	Nil Nil	Nil Nil	Nil Nil	Nil 273,829
Jean Arnett Vice President, Corporate Strategy	2014 2015	Nil 95,915(4)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 95,915
Bradley Hargreaves Vice President, Technology and Operations	2014 2015	Nil 76,732(4)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 76,732
Mario Gregorio (5) Former CEO	2014 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ean Kremer(6) Former Chief Technology Officer	2014 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)
We do not have any written compensation agreements with Mr. McEnulty or Ms. Silina. Mr. McEnulty and Ms. Silina are being compensated for management services based on verbal agreements between us and Mr. McEnulty and Ms. Silina who invoice us for their services at a monthly rate of $3,600 and $1,000, respectively.

(2)	Option awards represent the value assigned to the options to acquire up to 2,400,000 shares of our common stock issued pursuant to the Management Consulting Agreement with Dr. Sanderson.
(3)	Represents amounts paid or accrued to Dr. Sanderson for consulting services pursuant to the Management Consulting Agreement with Dr. Sanderson.
(4)	Represents amounts paid or accrued to Ms. Arnett and Mr. Hargreaves for consulting services pursuant to the Consulting Agreements among Ms. Arnett, Mr. Hargreaves and us.
(5)	Mr. Gregorio resigned as our Chief Executive Officer on March 6, 2014.
(6)	Mr. Kremer resigned as our Chief Technology Officer on May 16, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unvested stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of May 31, 2015.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date
Jean Arnett(1)	-	1,250,000	$0.05	(1)	5 years after vesting
Vice President, Corporate Strategy	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	2,500,000	$0.05	(1)	5 years after vesting
	-	2,500,000	$0.05	(1)	5 years after vesting

Bradley Hargreaves(1)	-	1,250,000	$0.05	(1)	5 years after vesting
Vice President, Technology and Operations	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	2,500,000	$0.05	(1)	5 years after vesting
	-	2,500,000	$0.05	(1)	5 years after vesting

Dr. Sanderson	200,000	-	$0.67	Mar. 31, 2015	Mar. 31, 2020
Chief Medical Officer	-	200,000	$0.67	Jun. 30, 2015	Jun. 30, 2020
	-	200,000	$0.67	Sept. 30, 2015	Sept. 30, 2020
	-	200,000	$0.67	Dec. 31, 2015	Dec. 31, 2020
	-	200,000	$0.67	Mar. 31, 2016	Mar. 31, 2021
	-	200,000	$0.67	Jun. 30, 2016	Jun. 30, 2021
	-	200,000	$0.67	Sept. 30, 2016	Sept. 30, 2021
	-	200,000	$0.67	Dec. 31, 2016	Dec. 31, 2021
	-	200,000	$0.67	Mar. 31, 2017	Mar. 31, 2022
	-	200,000	$0.67	Jun. 30, 2017	Jun. 30, 2022
	-	200,000	$0.67	Sept. 30, 2017	Sept. 30, 2022
	-	200,000	$0.67	Dec. 31, 2017	Dec. 31, 2022

(1)
On November 24, 2014, we issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share (the “Arnett/Hargreaves Options”). Exercise of the Arnett/Hargreaves Options is subject to certain vesting conditions based on the design, initiation and completion of clinical trials for the e-balance Technology.  On November 30, 2014, we amended the terms of the Arnett/Hargreaves Options to re-define the clinical trials to be conducted.  As amended, the Arnett/Hargreaves Options vest as follows:

Combined Number of Options to Vest	Vesting Condition
2,500,000	Upon the design and commencement of the First Clinical Trial.
2,500,000
Upon the completion of the First Clinical Trial and the delivery to the Company of a final white paper authored by the trial researchers for the First Clinical Trial discussing the results of the First Clinical Trial.

2,500,000	Upon the design and commencement of the Second Clinical Trial.
2,500,000
Upon the completion of the Second Clinical Trial and the delivery to the Company of a final white paper authored by the trial researchers for the Second Clinical Trial discussing the results of the Second Clinical Trial.

5,000,000	Upon the design and commencement of the Third Clinical Trial.
5,000,000
Upon the completion of the Third Clinical Trial and the delivery to the Company of a final white paper authored by the trial researchers for the Third Clinical Trial discussing the results of the Third Clinical Trial.

20,000,000	Total

The “First Clinical Trial” means a pilot clinical trial conducted on human subjects designed to test the safety and efficacy of the e-balance Technology as an adjunctive treatment for diabetes mellitus. Objectives for this trial include the identification of markers of improved diabetic control, insight into optimal treatment parameters, magnitude and timing of clinical effects, and measurement of overall efficacy while monitoring for any potential adverse effects.

The “Second Clinical Trial” means a controlled clinical trial conducted on human subjects to evaluate the safety and efficacy of the e-balance Technology in a more formal multicenter format.  Specific objectives and study endpoints will be informed by the results of the pilot clinical trial. The magnitude of the e-balance Technology’s bioelectric impacts on diabetes management and outcomes will be investigated over a longer time frame, while seeking to establish optimal prescriptions of current dosing, frequencies, timing, waveform, pulsing, and patterning. The Second Clinical Trial will also include a series of investigations in vitro and in diabetic model animals to further elucidate mechanisms of action, limits of dosing safety, and to explore for occult adverse effects of bioelectrical therapies.

The “Third Clinical Trial” means a formal, controlled & blinded clinical trial conducted on human subjects designed to demonstrate efficacy and safety of the e-balance device, adhering to the rigorous standards of an FDA approved and monitored Investigational New Device, and producing data adequate to support the Pre-Marketing Approval (PMA) application as well as subsequent filings with regulatory agencies in non-U.S. jurisdictions. The claims for the device will be driven by the discoveries of the first two clinical trials as well as animal safety data. The study design will examine the efficacy of e-balance Technology in ameliorating the signs and symptoms of diabetes mellitus, reducing the incidence and/or impact of common complications of diabetes, and improving overall diabetes control. The cost implications of such benefits will also be examined.

Any Arnett/Hargreaves Options that vest and become exercisable will expire on the 5th year anniversary of the particular vesting date.  Any Arnett/Hargreaves Options that have not vested will expire on December 31, 2019, subject to certain early termination provisions upon the death of the optionee, or if the optionee ceases to act for the Company in any capacity either voluntarily or as a result of a termination or removal

On August 26, 2015, subsequent to our fiscal year end, our board of directors determined that Arnett/Hargreaves Options for the purchase of up to  2,500,000 shares of our common stock (1,250,000 shares each), which were to vest upon the design and commencement of the first clinical trial, have vested.

Executive Officer Employment / Consulting Agreements

Aside from the agreements described below, there are no employment agreements between us and any other named executive officers, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officers which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Cell MedX or from a change in a named executive officer’s responsibilities following a change in control.

Frank McEnulty and Yanika Silina

We do not have any written compensation agreements with Mr. McEnulty or Ms. Silina. Mr. McEnulty and Ms. Silina are being compensated for management services based on verbal agreements between us and Mr. McEnulty and Ms. Silina who invoice us for their services at a monthly rate of $3,600 and $1,000, respectively.

On August 5, 2015, we granted to Mr. McEnulty, options to purchase up to 2,500,000 shares of our common stock.  The options granted to Mr. McEnulty are exercisable at $0.35 per share and vest in equal installments of 500,000 shares each, with options for the first 500,000 shares vesting on the grant date.  The remaining options vest on October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016, respectively, and expire on the 5th year anniversary of the applicable vesting date, subject to certain early termination provisions, upon death, or if Mr. McEnulty ceases to act for us in any capacity either voluntarily or as a result of a termination or removal for cause.

Dr. John Sanderson, MD

We currently compensate our Chief Medical Officer, Dr. John Sanderson, MD, pursuant to the terms of our three-year Management Consulting Agreement with Dr. Sanderson (the “Sanderson Agreement”). Pursuant to the Sanderson Agreement, Dr. Sanderson is entitled to a base consulting fee of $10,000 per month.  In addition, we agreed to pay Dr. Sanderson a signing bonus of $10,000, plus an additional one time fee of $10,000 as compensation for services provided as a member of our Advisory Board prior to his appointment as our Chief Medical Officer. In the event of early termination without cause Dr. Sanderson will be entitled to $60,000 in severance pay, which will become payable immediately upon termination.

Upon his appointment as our Chief Medical Officer, we also granted to Dr. Sanderson non-transferrable options to purchase up to 2,400,000 shares of our common stock at an exercise price of $0.67 per share. The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date. As of May 31, 2015, we recorded stock-based compensation of $203,829 in connection with the vesting of these options.

Jean Arnett and Bradley Hargreaves

Prior to their appointments as our Vice President of Corporate Strategy and Vice President of Technology and Operations, respectively, we entered into separate consulting agreements with Ms. Arnett and Mr. Hargreaves to assist us in our business development efforts. These agreements extended for an initial term of two months, but have been extended on a month-to-month basis. Under the terms of their consulting agreements, we pay Ms. Arnett and Mr. Hargreaves consulting fees of CAD$12,500 and CAD$10,000 per month, and reimburse them for all normal and reasonable travel and other specific expenses incurred in connection with the consulting services.

DIRECTOR COMPENSATION

The compensation paid to our directors during our May 31, 2015 fiscal year, has been disclosed in the tables above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of August 28, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of August 28, 2015, there were 31,000,000 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jean Arnett 121 - 3989 Henning Drive, Burnaby, BC V5C 6P8	6,250,000(1)	19.38%
Common Stock	Brad Hargreaves 121 - 3989 Henning Drive, Burnaby, BC V5C 6P8	6,250,000(2)	19.38%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Frank McEnulty Chief Executive Officer, President and Director 74 N. Pecos Road, Suite D Henderson, NV 89074	1,000,000(3)	3.13%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer and Secretary 810 – 789 West Pender Street, Vancouver, BC V6C 1H2	50,000	0.16%
Common Stock	Jean Arnett, Vice President, Corporate Strategy and Director 121 - 3989 Henning Drive, Burnaby, BC V5C 6P8	6,250,000(1)	19.38%
Common Stock	Brad Hargreaves Vice President, Technology and Operations 121 - 3989 Henning Drive, Burnaby, BC V5C 6P8	6,250,000(2)	19.38%
Common Stock	Dr. Sanderson, MD Chief Medical Officer 9 Islandview, Irvine, CA 92604	600,000(4)	1.94%
Common Stock	Directors and Executive Officers (as a group)	14,150,000	43.98%
(1)
6,250,000 shares listed as being held by Ms. Arnett include options to purchase 1,250,000 shares of our common stock at an exercise price of $0.05 per share. In addition Ms. Arnett holds options for the purchase of up to additional 8,750,000 shares of our common stock that vest based on the achievement of certain milestones as previously discussed under Item 11. Executive Compensation.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Ms. Arnett as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

(2)
6,250,000 shares listed as being held by Mr. Hargreaves include options to purchase 1,250,000 shares of our common stock at an exercise price of $0.05 per share. In addition, Mr. Hargreaves holds options for the purchase of up to additional 8,750,000 shares of our common stock that vest based on the achievement of certain milestones as previously discussed under Item 11. Executive Compensation.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Mr. Hargreaves as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

(3)
The shares beneficially owned by Mr. McEnulty represent options to purchase up to 1,000,000 shares of our common stock exercisable at a price of $0.35 per share. In addition, Mr. McEnulty holds options for the purchase of up to additional 1,500,000 shares of our common stock, which options vest at a rate of 500,000 shares on January 1, 2016, April 1, 2016 and July 1, 2016.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Mr. McEnulty as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

(4)
The shares beneficially owned by Dr. Sanderson represent options to purchase up to 600,000 shares of our common stock exercisable at a price of $0.67 per share. In addition, Dr. Sanderson holds options for the purchase of up to additional 1,800,000 shares of our common stock, which options vest quarterly starting on December 31, 2015 in equal portions of 200,000 shares.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Dr. Sanderson as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of May 31, 2015, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders (1)	22,400,000	$0.12	None

(1)	At May 31, 2015 we had the following individual compensation arrangements under which we issued options to purchase shares of our common stock:
•
Pursuant to our Technology Purchase Agreement, dated for reference November 25, 2014, we issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share. Exercise of the Options is subject to certain vesting conditions based on the design, initiation and completion of clinical trials for the e-balance Technology, as amended on November 30, 2014. Detailed description of the Options we granted to Ms. Arnett and Mr. Hargreaves has been disclosed in Item 11. Executive Compensation.

•
On January 13, 2015, we granted to Dr. Sanderson non-transferrable options to purchase up to 2,400,000 shares of our common stock at an exercise price of $0.67 per share. The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date, subject to early termination provisions in the event that Dr. Sanderson ceases to act for us in any capacity.

Changes in Control

Other than a change in control resulting from the exercise by Ms. Arnett and Mr. Hargreaves of their options as described above, we are not aware of any arrangements that might result in a change in control of our Company subsequent to the date of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our common stock is quoted on the OTC Link alternative trading system on the OTCQB marketplace, which does not have director independence requirements.  In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide.  We have determined that, under that definition, as of the date of this Annual Report on Form 10-K, none of our directors is independent.

Transactions with Related Persons

Since June 1, 2014, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Purchase of the e-balance Technology from Ms. Arnett and Mr. Hargreaves

On November 25, 2014, we completed the acquisition of a proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments (the “e-balance Technology”) from Jean Arnett, our Vice President of Corporate Strategy and a member of our Board of Directors, and Bradley Hargreaves, our Vice President of Technology and Operations.  Mr.  Hargreaves is the spouse of Ms. Arnett.  A description of our acquisition of the e-balance Technology is provided under Item 1. Description of Business of this Annual Report on Form 10-K.

Additional transactions with Ms. Arnett and Mr. Hargreaves

During the year ended May 31, 2015, we purchased equipment and supplies from Ms. Arnett and Mr. Hargreaves and a company controlled by Ms. Arnett and Mr. Hargreaves totalling $10,335.  As of May 31, 2015, we were indebted to Ms. Arnett in the amount of $60,228 for unpaid consulting fees, reimbursable expenses and equipment we acquired from her during the year.  As of May 31, 2015, we were indebted to Mr. Hargreaves in the amount of $44,362 for unpaid consulting fees, reimbursable expenses and equipment we acquired from him during the year.

Frank McEnulty

As at May 31, 2015, we were indebted to Mr. McEnulty, our CEO, President and a member of our Board of Directors, in the amount of $23,054 on account of unpaid management fees and reimbursable expenses.

Dr. John Sanderson, MD

As at May 31, 2015, we were indebted to Dr. Sanderson, our Chief Medical Officer in the amount of $51,059 on account of unpaid consulting fees and reimbursable expenses

Yanika Silina

As at May 31, 2015, we were indebted to Ms. Silina, our CFO, Treasurer and Corporate Secretary in the amount of $3,000 on account of of unpaid management fees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Cell MedX’s audit of annual financial statements and for review of financial statements included in Cell MedX’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2015 - $2,940 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2015 - $6,800 – Sadler, Gibb & Associates, L.L.C.
2014 - $9,000 – Sadler, Gibb & Associates, L.L.C.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2015 - $Nil – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2015 - $1,000 – Sadler, Gibb & Associates, L.L.C.
2014 - $Nil – Sadler, Gibb & Associates, L.L.C.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2015 - $Nil – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2015 - $Nil – Sadler, Gibb & Associates, L.L.C.
2014 - $Nil – Sadler, Gibb & Associates, L.L.C.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2015 - $Nil – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2015 - $Nil – Sadler, Gibb & Associates, L.L.C.
2014 - $Nil – Sadler, Gibb & Associates, L.L.C.

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee.  Our Board of Directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our Board of Directors prior to engagement of the principal accountant for those services, or were approved by our Board of Directors prior to completion of their audit of our annual financial statements.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Financial Statements

The financial statements of Cell MedX Corp. have been included in Item 8 above.

Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

Exhibits

All Exhibits required to be filed with the Form 10-K are included in this Annual Report or incorporated by reference to Cell MedX Corp.’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54500.

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated January 13, 2015 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015 among Cell MedX Corp., and City Group LLC.
10.16	Loan Agreement and Note Payable dated June 17, 2015 among Cell MedX Corp., and City Group LLC.
10.17	Loan Agreement and Note Payable dated June 29, 2015 among Cell MedX Corp., and Richard N. Jeffs.
10.18	Loan Agreement and Note Payable dated July 7, 2015 among Cell MedX Corp., and City Group LLC.
10.19	Loan Agreement and Note Payable dated July 9, 2015 among Cell MedX Corp., and Richard N. Jeffs.
10.20	Loan Agreement and Note Payable dated July 15, 2015 among Cell MedX Corp., and Richard N. Jeffs.
10.21	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015 among Cell MedX Corp., and Richard N. Jeffs.
14.1	Code of Ethics (3)
21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the year ended May 31, 2015, formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at May 31, 2015 and 2014
(2) Consolidated Statements of Operations for the years ended May 31, 2015 and 2014
(3) Consolidated Interim Statements of Shareholders’ Deficit for the years ended May 31, 2015 and 2014
(4) Consolidated Statements of Cash Flows for for the years ended May 31, 2015 and 2014

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2015
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2015

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.
CELL MEDX CORP.

Date: September 3, 2015	By:	/s/ Frank E. McEnulty
	Name:	Frank E. McEnulty
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 3, 2015	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/Frank E. McEnulty	Chief Executive Officer, President (Principal Executive Officer) and Member of the Board of Directors	September 3, 2015
Frank McEnulty
/s/Jean Arnett	Vice President, Corporate Strategy and Member of the Board of Directors	September 3, 2015
Jean Arnett

/s/Yanika Silina	Chief Financial Officer,(Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer	September 3, 2015
Yanika Silina

/s/Bradley Hargreaves	Vice President, Technology and Operations	September 3, 2015
Bradley Hargreaves

/s/Dr. John Sanderson, MD	Chief Medical Officer	September 3, 2015
Dr. John Sanderson, MD