Form 10-Q
period 2015-08-31
Cell MedX Corp.
filed 2015-10-15
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2015

or

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

n/a
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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 14, 2015 was 31,000,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at August 31, 2015, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended August 31, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Avyonce Cosmedics Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS
	August 31, 2015	May 31, 2015
ASSETS	(Unaudited)

Current assets
Cash	$6,837	$1,258
Inventory	1,063	707
Other current assets	12,470	18,753
Total current assets	20,370	20,718

Equipment	24,384	25,846
Total assets	$44,754	$46,564

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$255,961	$220,010
Accrued liabilities	31,621	30,339
Due to related parties	256,589	206,482
Notes and advances payable	399,161	273,799
Total liabilities	943,332	730,630

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at August 31, 2015 and at May 31, 2015	31,000	31,000
Additional paid-in capital	1,137,559	324,629
Obligation to issue shares	75,000	75,000
Accumulated deficit	(2,144,888)	(1,115,460)
Accumulated other comprehensive income	2,751	765
Total stockholders' deficit	(898,578)	(684,066)
Total liabilities and stockholders’ deficit	$44,754	$46,564

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended
	August 31,
	2015	2014

Revenue
Sales	$1,882	$-
Cost of goods sold	1,205	-
Gross margin	677	-

Operating expenses
Amortization	3,913	-
Consulting fees	86,458	-
General and administrative expenses	72,589	47,922
Research and development costs	553,539	-
Stock-based compensation	316,585	-
Total operating expenses	1,033,084	47,922

Other items
Gain on sale of equipment	2,979	-
Net loss	(1,029,428)	(47,922)

Unrealized foreign exchange translation gain	1,986	-
Comprehensive loss	$(1,027,442)	$(47,922)
Net loss per common share
Basic and diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income	Total

Balance - May 31, 2014	31,000,000	$31,000	$-	$31,900	$(83,295)	$-	$(20,395)

Net loss for the three months ended August 31, 2014	-	-	-	-	(47,922)	-	(47,922)

Balance - August 31, 2014	31,000,000	31,000	-	31,900	(131,217)	-	(68,317)

Financing costs - beneficial conversion feature	-	-	-	88,900	-	-	88,900
Proceeds from share subscription	-	-	75,000	-	-	-	75,000
Stock-based compensation	-	-	-	203,829	-	-	203,829
Net loss for the nine months ended May 31, 2015	-	-	-	-	(984,243)	-	(984,243)
Unrealized foreign exchange translation gain	-	-	-	-	-	765	765
Balance - May 31, 2015	31,000,000	31,000	75,000	324,629	(1,115,460)	765	(684,066)

Options issued for technology	-	-	-	496,345	-	-	496,345
Stock-based compensation	-	-	-	316,585	-	-	316,585
Net loss for the three months ended August 31, 2015	-	-	-	-	(1,029,428)	-	(1,029,428)
Unrealized foreign exchange translation gain	-	-	-	-	-	1,986	1,986

Balance - August 31, 2015	31,000,000	$31,000	$75,000	$1,137,559	$(2,144,888)	$2,751	$(898,578)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	August 31,
	2015	2014

Cash flows used in operating activities:
Net loss	$(1,029,428)	$(47,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,913	-
Gain on sale of equipment	(2,979)	-
Research and development costs - non-cash	496,345	-
Stock-based compensation	316,585	-
Foreign exchange gain	(7,489)	-

Changes in operating assets and liabilities:
Inventory	(410)	-
Other current assets	6,241	(4,655)
Accounts payable	35,787	36,513
Accrued liabilities	1,974	1,738
Due to related parties	77,235	3,297
Accrued interest on notes payable	4,627	-
Net cash flows used in operating activities	(97,599)	(11,029)

Cash flows used in investing activities:
Acquisition of equipment	(18,773)	-
Net cash used in investing activities	(18,773)	-

Cash flows from financing activities:
Advances payable	(30,000)	9,828
Proceeds from notes payable	152,000	-
Net cash provided by financing activities	122,000	9,828

Effects of foreign currency exchange on cash	(49)	-
Increase (decrease) in cash	5,579	(1,201)
Cash, beginning of period	1,258	1,201
Cash, end of period	$6,837	$-

Non-cash investing transactions:
Sale of equipment recorded as settlement of due to related parties	$19,301	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015
(UNAUDITED)

NOTE 1 - ORGANIZATION

Cell MedX Corp. (the “Company”) is an early development stage company focused on the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes. Through its subsidiary, Avyonce Cosmedics Inc. (the “Subsidiary”) the Company is engaged in reselling and marketing spa technology and equipment.

Unaudited Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended August 31, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

Reclassifications
Certain prior period amounts in the accompanying unaudited consolidated interim financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Going Concern
The accompanying unaudited consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2– RELATED PARTY TRANSACTIONS

Amounts due to related parties at August 31, 2015 and May 31, 2015:
	August 31, 2015	May 31, 2015
Due to the Chief Executive Officer (“CEO”) and President	$33,854	$23,054
Due to the Vice President (“VP”), Corporate Strategy	82,000	60,228
Due to the VP, Technology and Operations	44,002	44,362
Due to the Chief Medical Officer	66,059	51,059
Due to a company owned by VP, Corporate Strategy and VP Technology and Operations	1,730	1,835
Due to the Chief Financial Officer (“CFO”)	6,000	3,000
Due to the former major shareholder	22,944	22,944
Due to related parties	$256,589	$206,482

Amounts are unsecured, due on demand and bear no interest.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015
(UNAUDITED)

During the three months ended August 31, 2015 and 2014, the Company had the following transactions with related parties:
	August 31, 2015	August 31, 2014
Management fees incurred to the CEO and President	$10,800	$-
Stock-based compensation incurred to the CEO and President (Note 6)	223,731	-
Management fees incurred to the CFO	3,000	-
Consulting fees incurred to the VP, Corporate Strategy	27,199	-
Consulting fees incurred to the VP, Technology and Operations	21,759	-
Equipment sold to the VP, Technology and Operations and VP, Corporate Strategy	(19,301)	-
Value of options issued and vested for Technology acquired from the VP, Technology and Operations and VP, Corporate Strategy, and recorded as part of research and development costs (Note 6)	496,345	-
Consulting fees incurred to the Chief Medical Officer and recorded as part of research and development costs	30,000	-
Stock-based compensation incurred to the Chief Medical Officer (Note 6)	92,854	-
Research and development costs incurred to a company controlled by the Chief Medical Officer	25,053	-
Total transactions with related parties	$911,440	$-

NOTE 3 – EQUIPMENT

Amortization schedule for the equipment at August 31, 2015 and May 31, 2015:

	August 31, 2015	May 31, 2015
Book value, beginning of the period	$25,846	$27,801
Changes during the period	2,451	-
Amortization	(3,913)	(1,955)
Book value, end of the period	$24,384	$25,846

NOTE 4 – INVENTORY

As at August 31, 2015, the inventory consisted of spa supplies held for resale, and was valued at $1,063 (May 31, 2015 - $707). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

NOTE 5 – NOTES AND ADVANCES PAYABLE

During the three month period ended August 31, 2015, the Company entered into a number of loan agreements with unrelated parties for a total of $152,000. These loans bear interest at 6% per annum, are unsecured and are payable on demand.

During the three month period ended August 31, 2015, the Company repaid $30,000 in non-interest bearing advances. These advances were unsecured and payable on demand.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015
(UNAUDITED)

The tables below summarize the short-term loans and advances outstanding as at August 31, 2015 and May 31, 2015, all of which are due and payable on demand:

As at August 31, 2015
Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$195,000	6%	Convertible	$9,204	$204,204
162,000	6%	Non-convertible	1,637	163,637
31,320	0%	Advances	-	31,320
$388,320			$10,841	$399,161

As at May 31, 2015
Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$195,000	6%	Convertible	$6,147	$201,147
10,000	6%	Non-convertible	67	10,067
62,585	0%	Advances	-	62,585
$267,585			$6,214	$273,799

The convertible loans may be converted into common shares of the Company at the option of the Lender at a price of $0.50 per share.

NOTE 6 – SHARE CAPITAL

During the three months ended August 31, 2015, the Company did not have any transactions that resulted in the issuance of its common stock.

Options

On November 25, 2014, as part of the technology purchase agreement dated for reference as of October 16, 2014, and as amended on October 28, 2014 and November 13, 2014, the Company issued to the vendors of the technology (the “Vendors”) options for the purchase of up to 20,000,000 shares of the Company’s common stock at an initial exercise price of $0.05 per share and expiring on the 5th year anniversary of the applicable vesting date, or on December 31, 2019 for those options that have not vested.

On August 26, 2015, the board of directors of the Company determined that the options to purchase up to 2,500,000 common shares of the Company’s common stock granted to the Vendors for the Technology, which were to vest upon the design and commencement of the first clinical trial, have vested.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015
(UNAUDITED)

The total fair value of the vested options was calculated to be $496,345 (Note 2) and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At August 26, 2015
Expected Life of Options	5 years
Risk-Free Interest Rate	1.49%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	216%

As of August 31, 2015, the remaining options for the purchase of up to 17,500,000 shares of the Company’s common stock remained unvested.

On January 13, 2015, the Company issued 2,400,000 non-transferrable options to its Consultant. The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

The total fair value of the options was calculated to be $591,503 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At January 13, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.37%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	27%

As of August 31, 2015, options to acquire up to 400,000 shares of the Company’s common stock have vested, and the Company recognized $92,854 as Stock Based Compensation expense for the three months ended August 31, 2015. Further $294,820 will be recognized in the future periods.

On August 5, 2015, the Company issued to its CEO, President and a member of the board of directors options to purchase up to 2,500,000 shares of the Company’s common stock (the “CEO Options”). The CEO Options are exercisable at $0.35 per share, subject to the following vesting schedule:
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

The total fair value of the options was calculated to be $616,971 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At August 5, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.65%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	218%

Of the total fair value of the options $223,731 was recognized as Stock Based Compensation expense for the three months ended August 31, 2015, and $393,240 will be recognized in the future periods.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2015
(UNAUDITED)

The changes in the number of stock options outstanding during the three months ended August 31, 2015 and the year ended May 31,  2015 are as follows:

	Three months ended August 31, 2015		Year ended May 31, 2015
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	22,400,000	$0.12	-	n/a
Options granted	2,500,000	$0.35	22,400,000	$0.12
Options exercised	-	n/a	-	n/a
Options outstanding, ending	24,900,000	$0.14	22,400,000	$0.12
Options exercisable, ending	3,400,000	$0.17	200,000	$0.67

Details of options outstanding as at August 31, 2015 are as follows:
Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	20,000,000	2,500,000
$0.67	January 13, 2015	2,400,000	400,000
$0.35	August 5, 2015	2,500,000	500,000
		24,900,000	3,400,000

At August 31, 2015, the weighted average remaining contractual life of the stock options outstanding was 4.95 years.

NOTE 7 – SUBSEQUENT EVENTS

Loan Agreements

Subsequent to the three month period ended August 31, 2015, the Company received $70,000 under loan agreements with non-related parties. The loans bear interest at 6% per annum, are unsecured, non-convertible and payable on demand. The Company repaid $10,000 (CAD$13,184) in non-interest bearing advances.

Issuance of Options

Subsequent to the three month period ended August 31, 2015, the Company granted to its consultant options to purchase up to 150,000 shares of the Company’s common stock at $0.20 per share expiring September 1, 2017.

Prototype Development Agreement

On October 1, 2015, the Company entered into an eBalance Prototype Development Agreement (the “Development Agreement”) with an unrelated party (the “Developer”). Based on the Development Agreement the Company agreed to pay the Developer $13,440 (EURO €12,000), of which $5,462 (EURO €4,800) was paid on September 10, 2015, and further $4,090 (EURO €3,600) was paid on October 2, 2015. In addition to the cash payment, upon successful completion of the development of the first eBalance Prototype, the Company agreed to issue to the Vendor 100,000 shares of the Company’s common stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on September 3, 2015.

Overview

We were incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010. On March 24, 2014, we changed our name to Sports Asylum, Inc. and on September 30, 2014, we changed our name to Cell MedX Corp. to reflect our new business direction.

On November 25, 2014, we completed the acquisition of a proprietary method for the application of bioelectric signaling to treat diabetes and related ailments (the “eBalance Technology”).  With our acquisition of the eBalance Technology, we have shifted our business direction to the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes by developing technologies to help manage the illness and related complications.

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

Recent Corporate Developments

The following corporate developments occurred during the quarter ended August 31, 2015, and up to the date of the filing of this report:

Update on Clinical Trials

In July 2015 we started preparations for the Phase IB clinical trial. We engaged Newport Aesthetics Research (the “Newport Research”), a research division of Cellese Regenerative Therapeutics Inc. of which Dr. Sanderson, our Chief Medical Officer, is a founder and managing director. The engagement is on a month-to-month basis. We submitted our initial application to the institutional review boar (IRB) for approval of our clinical study; prepared protocols and set up and equipped the clinic space in preparation for induction of subjects. Following an initial review by IRB, we were requested to amend certain information within the application, as a result, as of the date of this filing we are awaiting the final approval which will allow us to induct our subjects.

Option Agreement with Mr. Frank McEnulty

On August 5, 2015, we granted to Mr. McEnulty, our President, Chief Executive Officer and a member of our Board of Directors, options to purchase up to 2,500,000 shares of our common stock.  The options granted to Mr. McEnulty are exercisable at $0.35 per share and vest in equal installments of 500,000 shares each, with options for the first 500,000 shares vesting on the grant date.  The remaining options vest on October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016, respectively, and expire on the 5th year anniversary of the applicable vesting date, subject to certain early termination provisions, upon death, or if Mr. McEnulty ceases to act for us in any capacity either voluntarily or as a result of a termination or removal for cause.

Consulting Agreement

On September 23, 2015, we entered into a Consulting Agreement (the “Consulting Agreement”), effective as of September 1, 2015, with Mr. Steve Bulwa, an unrelated party. Under the terms of the Consulting Agreement, Mr. Bulwa agreed to provide us with corporate communication services for a term of four months, expiring on December 31, 2015. In consideration for Mr. Bulwa agreeing to provide his services to us, we issued Mr. Bulwa non-transferrable options to purchase up to 150,000 shares of our common stock at an exercise price of $0.20 per share, expiring on September 1, 2017, subject to earlier termination in the event that Mr. Bulwa ceases to act as our consultant prior to December 31, 2015.

eBalance Prototype Development Agreement

On October 1, 2015, we entered into a development agreement with Mr. Claudio Tassi (the “Development Agreement”) for the development of the first prototype of the eBalance device. Based on the Development Agreement we agreed to pay BioforMed Aestetic SL, a company Mr. Tassi is a director of, $13,440 (EURO €12,000) and, upon successful completion of the development of the first eBalance Prototype, issue to Mr. Tassi, 100,000 shares of the Company’s common stock.

Loan Agreements

During the period covered by this Quarterly Report on Form 10-Q, we entered into a number of loan agreements with an unrelated parties for the total of $222,000. The loans bear interest at 6% per annum, compounded monthly, are unsecured and payable on demand. During the same period we  repaid $40,000 in non-interest bearing advances. These advances were unsecured and payable on demand.

Results of Operations for the Three Months ended August 31, 2015 and 2014

Our operating results for the three months ended August 31, 2015 and 2014 and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended August 31,		Percentage
	2015	2014	Increase
Sales	$1,882	$-	n/a
Cost of goods sold	(1,205)	-	n/a
Gross margin	677	-	n/a
Operating expenses
Amortization	3,913	-	n/a
Consulting fees	86,458	9,000	860.6%
General and administrative expenses	72,589	38,922	86.5%
Research and development costs	553,539	-	n/a
Stock-based compensation	316,585	-	n/a
Total operating expenses	1,033,084	47,922	2,055.8%
Gain on sale of equipment	2,979	-	n/a
Net loss	$(1,029,428)	$(47,922)	2,048.1%

Revenues

Our revenue during the three month period ended August 31, 2015, was associated with the operations of Avyonce. The revenue consisted of sales of spa equipment and consumable products, as well as continuing education courses to estheticians and health care professionals in the field of medical aesthetics. We did not generate any revenue during the three month period ended August 31, 2014.

Operating Expenses

During the three month period ended August 31, 2015, our operating expenses increased by $985,162 from $47,922 incurred during the three months ended August 31, 2014, to $1,033,084 incurred during the three months ended August 31, 2015. The increase was associated with our acquisition of the eBalance Technology, which resulted in change to our business operations and overall increase to our operating expenses.  The most significant year-to-date changes were as follows:

●
During the three month period ended August 31, 2015, we incurred $86,458 in consulting fees. Of this amount, $48,958 was paid or accrued to Jean Arnett and Brad Hargreaves – the vendors of our eBalance Technology - for assisting us with our business development efforts. In addition, we incurred $13,800 in management fees. During the three month period ended August 31, 2014, we paid or accrued $9,000 in consulting fees to an unrelated company. We did not incur any management fees during the three months ended August 31, 2014.

●
In order to bring awareness for our Company and the eBalance Technology to the general public, we have incurred $21,250 in corporate communications and marketing fees; we did not have similar expenses during the comparable period in Fiscal 2015.

●
Our legal fees for the three month period ended August 31, 2015, were $5,260, as compared to $1,738 we incurred during the same period in Fiscal 2015. The change was associated with increased operating activity during the first quarter of our Fiscal 2016.

●
Our research and development fees for the three month period ended August 31, 2015, amounted to $553,539, of which $496,345 was associated with the fair value of options to acquire up to 2,500,000 shares of our common stock that we granted to Mr. Arnett and Mr. Hargreaves (the vendors of the eBalance Technology), pursuant to our Technology Purchase Agreement, as amended. In addition, we incurred $30,000 pursuant to our Management Consulting Agreement with Dr. Sanderson, and $25,053 to Newport Aesthetics Research, for conducting our clinical study.

●
During the three month period ended August 31, 2015, we recorded $316,585 in stock-based compensation, which was calculated to be a fair market value of the options we issued to Dr. Sanderson pursuant to his Consulting Agreement with us and to Mr. McEnulty pursuant to his Option Agreement with us.

●
During the three months ended August 31, 2014, we recorded $29,646 in due diligence costs related to acquisition of the eBalance Technology, we did not have similar expenses during the three month period ended August 31, 2015.

●	Due to increased business activity during the three month period ended August 31, 2015, our filing and regulatory fees increased by $4,306 to $7,079 as compared to the same period in Fiscal 2015.
●
During the three months ended August 31, 2015, we recorded $9,739 in rent, $4,823 in wages paid to our employees and $2,774 in office expenses. These expenses were associated with operations of our wholly owned subsidiary, Avyonce, which we incorporated in November 2014. We did not have similar expenses during the comparative period in Fiscal 2015.

Liquidity and Capital Resources

Working Capital
	As at August 31, 2015	As at May 31, 2015	Percentage Increase / (Decrease)

Current assets	$20,370	$20,718	(1.7)%
Current liabilities	943,332	730,630	29.1%
Working capital deficit	$(922,962)	$(709,912)	30.0%

As of August 31, 2015, we had a cash balance of $6,837, a working capital deficit of $922,962 and cash flows used in operations of $97,599 for the three month period then ended. During the three months ended August 31, 2015, we funded our operations with $152,000 we received from non-related parties. See “Net Cash Provided By Financing Activities.”

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three month period ended August 31, 2015.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flows
	Three Months Ended August 31,
	2015	2014

Cash flows used in operating activities	$(97,599)	$(11,029)
Cash flows used in investing activities	(18,773)	-
Cash flows provided by financing activities	122,000	9,828
Effects of foreign currency exchange on cash	(49)	-
Net increase (decrease) in cash during the period	$5,579	$(1,201)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2015, was $97,599. This cash was primarily used to cover our cash operating expenses of $223,053, and to increase our inventory held by Avyonce by $410. These uses of cash were offset by decreases in other current assets of $6,241, increases in our accounts payable and accrued liabilities of $35,787 and $1,974, respectively, as well as increases in amounts due to related parties of $ 77,235 and interest accrued on the notes payable of $ 4,627.

Net cash used in operating activities during the three months ended August 31, 2014, was $11,029. This cash was used to cover our cash operating expenses of $47,922 and to increase our prepaid expenses by $4,655. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $36,513 and $1,738, respectively, and  by increase in the amounts due to related parties of $3,297.

Non-cash transactions
During the three months ended August 31, 2015, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•	$3,913 in amortization expense we recorded on our equipment that will be used in clinical trials of our eBalance Technology;
•
$2,979 gain we recorded on the sale of our equipment to Ms. Jean Arnett and Mr. Brad Hargreaves; $19,301 in proceeds from the sale were used to reduce amounts owed to Mr. Hargreaves and Ms. Arnett for services they provided to the Company;

•
$92,854 in stock-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $223,731 in stock-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Frank McEnulty, our CEO and President;

•
$496,345 in stock-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock, which we issued to Ms. Jean Arnett and Mr. Brad Hargreaves as part of the options to purchase up to 20,000,000 shares of our common stock pursuant to our Technology Purchase Agreement, dated for reference November 25, 2014, and which vested on August 26, 2015.

•	$7,489 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated transactions.

We did not have any non-cash transactions during the three month period ended August 31, 2014.

Net Cash Used in Investing Activities

During the three month period ended August 31, 2015, we paid $18,773 for the equipment which will be used in our clinical studies. We did not have any investing activities during the comparative period in Fiscal 2015.

Net Cash Provided by Financing Activities

During the three months ended August 31, 2015, we borrowed a total of $152,000 from unrelated parties.  The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. During the same period we repaid $30,000 in non-interest bearing advances to a non-related party.

During the three months ended August 31, 2014, we borrowed $9,828 from an unrelated party, the advances did not bear interest and were payable on demand.

Going Concern

The notes to our unaudited interim consolidated financial statements at August 31, 2015, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we were able to generate only minimal revenue from the operations of our wholly owned subsidiary, Avyonce. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt   financing.

We have accumulated a deficit of $2,144,888 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

None.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the quarter ended August 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for treatment and management of diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete indirectly with large pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, the MediSense Inc. and TheraSense Inc. These competitors’ products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate our target market they could threaten our position in the market.

We are subject to numerous governmental regulations which can increase our costs of developing our eBalanceTechnology and products based on this technology.

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

Our research and development efforts may not result in the development of commercially successful products based on our eBalanceTechnology, which may hinder our profitability and future growth.

We do not currently have any marketable products.  Our eBalance Technology is currently in the research and development stage as are our planned products incorporating this technology.  In order to develop commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested. Planned products may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and MediSpa courses through our wholly owned subsidiary, Avyonce. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proved. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $2,144,888 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our business will fail.

We must obtain additional capital or our business will fail. In order to continue development of our eBalance Technology and to successfully complete clinical trials, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, we issued to Mr. McEnulty, our CEO, President and a member of the board of directors, options to purchase up to 2,500,000 shares of our common stock (the “CEO Options”). The CEO Options are exercisable at $0.35 per share, subject to the following vesting schedule:

Number of Options to Vest	Vesting Date
500,000	August 5, 2015
500,000	October 1, 2015
500,000	January 1, 2016
500,000	April 1, 2016
500,000	July 1, 2016
2,500,000

The options were issued to Mr. McEnulty in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On September 23, 2015, we issued to Mr. Bulwa, our consultant, options to purchase up to 150,000 shares of our common stock at an exercise price of $0.20 per share expiring September 1, 2017. We issued these options pursuant to the provisions of Regulation S of the Securities Act of 1933 (the "Act"), relying on the representation we received from Mr. Bulwa that he was not a US person as defined in Regulation S of the Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.16	Loan Agreement and Note Payable dated June 17, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.17	Loan Agreement and Note Payable dated June 29, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.18	Loan Agreement and Note Payable dated July 7, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.19	Loan Agreement and Note Payable dated July 9, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.20	Loan Agreement and Note Payable dated July 15, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.21	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.23	Loan Agreement and Note Payable dated September 3, 2015 among Cell MedX Corp., and Richard N. Jeffs.
10.24	Consulting Agreement dated September 1, 2015 among Cell MedX Corp., and Steven H. Bulwa.
10.25	Stock Option Agreement dated September 23, 2015 among Cell MedX Corp. and Steven H. Bulwa.
10.26	Loan Agreement and Note Payable dated September 24, 2015 among Cell MedX Corp., and City Group LLC.
10.27	Loan Agreement and Note Payable dated September 28, 2015 among Cell MedX Corp., and Richard N. Jeffs.
10.28	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi.

14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three month period ended August 31, 2015, formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at August 31, 2015 (unaudited), and May 31, 2015.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the Three Months ended August 31, 2015 and 2014.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three Month Period Ended August 31, 2015.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three Months ended August 31, 2015 and 2014.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2015
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2015
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 3, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date:	October 15, 2015	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 15, 2015	By:	/s/ Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)