Form 10-Q
period 2015-11-30
Cell MedX Corp.
filed 2016-01-14
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2015

or

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

(844) 238-2692
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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 14, 2016 was 31,000,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at November 30, 2015, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month periods ended November 30, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Avyonce Cosmedics Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

	November 30, 2015	May 31, 2015
ASSETS	(Unaudited)

Current assets
Cash	$1,543	$1,258
Inventory	752	707
Prepaids	10,349	18,753
Total current assets	12,644	20,718

Equipment	35,213	25,846
Total assets	$47,857	$46,564

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$301,535	$220,010
Accrued liabilities	8,682	30,339
Unearned revenue	6,608	-
Due to related parties	318,351	206,482
Notes and advances payable	479,759	273,799
Total liabilities	1,114,935	730,630

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at November 30, 2015 and at May 31, 2015	31,000	31,000
Additional paid-in capital	1,448,204	324,629
Obligation to issue shares	75,000	75,000
Accumulated deficit	(2,624,502)	(1,115,460)
Accumulated other comprehensive income	3,220	765
Total stockholders' deficit	(1,067,078)	(684,066)
Total liabilities and stockholders’ deficit	$47,857	$46,564

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Revenue
Sales	$3,767	$-	$5,649	$-
Cost of goods sold	2,897	-	4,102	-
Gross margin	870	-	1,547	-

Operating expenses
Amortization	2,587	143	6,500	143
Consulting fees	103,252	80,942	189,710	89,942
Financing fees	-	52,500	-	52,500
General and administrative expenses	59,179	139,080	131,768	178,002
Research and development costs	25,185	-	578,724	-
Share-based compensation	290,281	-	606,866	-
Total operating expenses	480,484	272,665	1,513,568	320,587

Other items
Gain on sale of equipment	-	-	2,979	-
Net loss	(479,614)	(272,665)	(1,509,042)	(320,587)

Unrealized foreign exchange translation gain	469	10	2,455	10
Comprehensive loss	$(479,145)	$(272,655)	$(1,506,587)	$(320,577)
Net loss per common share
Basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000	31,000,000	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Capital	Deficit	Income	Total

Balance - May 31, 2014	31,000,000	$31,000	$-	$31,900	$(83,295)	$-	$(20,395)

Financing costs - beneficial conversion feature	-	-	-	52,500	-	-	52,500
Net loss for the six months ended November 30, 2014	-	-	-	-	(320,587)	-	(320,587)
Unrealized foreign exchange translation gain	-	-	-	-	-	10	10

Balance - November 30, 2014	31,000,000	31,000	-	84,400	(403,882)	10	(288,472)

Financing costs - beneficial conversion feature	-	-	-	36,400	-	-	36,400
Proceeds from share subscription	-	-	75,000	-	-	-	75,000
Share-based compensation	-	-	-	203,829	-	-	203,829
Net loss for the six months ended May 31, 2015	-	-	-	-	(711,578)	-	(711,578)
Unrealized foreign exchange translation gain	-	-	-	-	-	755	755
Balance - May 31, 2015	31,000,000	31,000	75,000	324,629	(1,115,460)	765	(684,066)

Options issued for technology included in research and development costs	-	-	-	496,345	-	-	496,345
Options issued for consulting fees	-	-	-	20,364	-	-	20,364
Share-based compensation	-	-	-	606,866	-	-	606,866
Net loss for the six months ended November 30, 2015	-	-	-	-	(1,509,042)	-	(1,509,042)
Unrealized foreign exchange translation gain	-	-	-	-	-	2,455	2,455

Balance - November 30, 2015	31,000,000	$31,000	$75,000	$1,448,204	$(2,624,502)	$3,220	$(1,067,078)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 30,
	2015	2014

Cash flows used in operating activities:
Net loss	$(1,509,042)	$(320,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,500	143
Consulting fees - non-cash	20,364	-
Financing costs	-	52,500
Foreign exchange gain	(8,190)	(1,905)
Gain on sale of equipment	(2,979)	-
Research and development costs - non-cash	496,345	-
Share-based compensation	606,866	-
Changes in operating assets and liabilities:
Inventory	(94)	-
Other current assets	8,349	(38)
Accounts payable	81,663	158,096
Accrued liabilities	(21,024)	19,435
Unearned revenue	6,592	-
Due to related parties	140,525	6,525
Accrued interest on notes payable	11,085	370
Net cash flows used in operating activities	(163,040)	(85,461)

Cash flows used in investing activities:
Acquistion of equipment	(32,838)	-
Acquistion of technology	-	(104,655)
Net cash used in investing activities	(32,838)	(104,655)

Cash flows from financing activities
Advances payable	(45,800)	64,244
Proceeds from notes payable	242,000	125,000
Net cash provided by financing activities	196,200	189,244

Effects of foreign currency exchange on cash	(37)	10
Increase (decrease) in cash	285	(862)
Cash, beginning of period	1,258	1,201
Cash, end of period	$1,543	$339

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
(UNAUDITED)

NOTE 1 - ORGANIZATION

Cell MedX Corp. (the “Company”) is an early development stage company focused on the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes. Through its subsidiary, Avyonce Cosmedics Inc. (the “Subsidiary”) the Company is engaged in reselling and marketing spa technology and equipment.

Unaudited Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

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

NOTE 2– RELATED PARTY TRANSACTIONS

Amounts due to related parties at November 30, 2015 and May 31, 2015:
	November 30, 2015	May 31, 2015
Due to the Chief Executive Officer (“CEO”) and President	$44,654	$23,054
Due to the Vice President (“VP”), Corporate Strategy	100,482	60,228
Due to the VP, Technology and Operations	60,484	44,362
Due to the Chief Medical Officer	81,059	51,059
Due to a company owned by VP, Corporate Strategy and VP Technology and Operations	1,716	1,835
Due to the Chief Financial Officer (“CFO”)	7,012	3,000
Due to the former major shareholder	22,944	22,944
Due to related parties	$318,351	$206,482

Amounts are unsecured, due on demand and bear no interest.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
(UNAUDITED)

During the six months ended November 30, 2015 and 2014, the Company had the following transactions with related parties:
	November 30, 2015	November 30, 2014
Management fees incurred to the CEO and President	$21,600	$-
Share-based compensation incurred to the CEO and President (Note 6)	446,942	-
Management fees incurred to the CFO	6,000	-
Consulting fees incurred to the VP, Corporate Strategy	55,669	34,690
Consulting fees incurred to the VP, Technology and Operations	43,768	27,752
Cash consideration paid for Technology to the VP, Technology and Operations and VP, Corporate Strategy	-	100,000
Equipment sold to the VP, Technology and Operations and VP, Corporate Strategy	(19,301)	-
Value of options issued and vested for Technology acquired from the VP, Technology and Operations and VP, Corporate Strategy, and recorded as part of research and development costs (Note 6)	496,345	-
Consulting fees incurred to the Chief Medical Officer and recorded as part of research and development costs	50,000	-
Share-based compensation incurred to the Chief Medical Officer (Note 6)	159,924	-
Research and development costs incurred to a company controlled by the Chief Medical Officer	25,700	-
Total transactions with related parties	$1,286,647	$162,442

NOTE 3 – EQUIPMENT

On October 1, 2015, the Company entered into an eBalance Prototype Development Agreement (the “Development Agreement”) with an unrelated party (the “Developer”) for development of its first eBalance Professional Series Device (the “Prototype”). Based on the Development Agreement, upon delivery of the Prototype the Company paid the Developer $12,848 (EURO €12,000).

In addition to the cash payment, the Company agreed to issue the Vendor 100,000 shares of the Company’s common stock upon successful testing of the Prototype. The tests were completed subsequent to November 30, 2015.

Amortization schedule for the equipment at November 30, 2015 and May 31, 2015:

	November 30, 2015	May 31, 2015
Book value, beginning of the period	$25,846	$27,801
Changes during the period	15,867	-
Amortization	(6,500)	(1,955)
Book value, end of the period	$35,213	$25,846

NOTE 4 – INVENTORY

As at November 30, 2015, the inventory consisted of supplies held for resale, and was valued at $752 (May 31, 2015 - $707). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

NOTE 5 – NOTES AND ADVANCES PAYABLE

During the six month period ended November 30, 2015, the Company entered into a number of loan agreements with unrelated parties for a total of $242,000. These loans bear interest at 6% per annum, are unsecured and are payable on demand.

During the six month period ended November 30, 2015, the Company repaid $45,800, net of additions, in non-interest bearing advances. These advances were unsecured and payable on demand.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
(UNAUDITED)

The tables below summarize the short-term loans and advances outstanding as at November 30, 2015 and May 31, 2015:

As at November 30, 2015
Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$195,000	6%	Convertible	$12,274	$207,274
252,000	6%	Non-convertible	5,025	257,025
15,460	0%	Advances	-	15,460
$462,460			$17,299	$479,759

As at May 31, 2015
Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$195,000	6%	Convertible	$6,147	$201,147
10,000	6%	Non-convertible	67	10,067
62,585	0%	Advances	-	62,585
$267,585			$6,214	$273,799

NOTE 6 – SHARE CAPITAL

During the six months ended November 30, 2015, the Company did not have any transactions that resulted in the issuance of its common stock.

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

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
(UNAUDITED)

The total fair value of the vested options was calculated to be $496,345 (Note 2) and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At August 26, 2015
Expected Life of Options	5 years
Risk-Free Interest Rate	1.49%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	216%

As of November 30, 2015, the remaining options for the purchase of up to 17,500,000 shares of the Company’s common stock remained unvested.

On January 13, 2015, the Company issued 2,400,000 non-transferrable options to its Chief Medical Officer. The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

The total fair value of the options was calculated to be $591,503 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At January 13, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.37%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	27%

As of November 30, 2015, options to acquire up to 600,000 shares of the Company’s common stock have vested, and the Company recognized $159,924 as share-based compensation expense for the six months ended November 30, 2015. Further $227,750 will be recognized in the future periods.

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

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
(UNAUDITED)

The total fair value of the options was calculated to be $616,971 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At August 5, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.65%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	218%

Of the total fair value of the options $446,942 was recognized as share-based compensation expense for the six months ended November 30, 2015 and $170,029 will be recognized in the future periods.

On September 23, 2015, the Company issued 150,000 non-transferrable options to a consultant. The options vested immediately and expire on September 1, 2017.

The total fair value of the options was calculated to be $20,365 and was recorded as share-based compensation for consulting fees during the six month period ended November 30, 2015. The fair value of the options granted was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At September 23, 2015
Expected Life of Options	1.94 years
Risk-Free Interest Rate	0.7%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	214%

The changes in the number of stock options outstanding during the six months ended November 30, 2015 and the year ended May 31, 2015 are as follows:

	Six months ended November 30, 2015		Year ended May 31, 2015
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	22,400,000	$0.12	-	n/a
Options granted	2,650,000	$0.34	22,400,000	$0.12
Options outstanding, ending	25,050,000	$0.14	22,400,000	$0.12
Options exercisable, ending	4,250,000	$0.21	200,000	$0.67

Details of options outstanding and exercisable as at November 30, 2015 are as follows:
Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	20,000,000	2,500,000
$0.67	January 13, 2015	2,400,000	600,000
$0.35	August 5, 2015	2,500,000	1,000,000
$0.20	September 23, 2015	150,000	150,000
		25,050,000	4,250,000

At November 30, 2015, the weighted average remaining contractual life of the stock options outstanding was 4.40 years.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to November 30, 2015, the Company received $150,000 under a loan agreement with a non-related party. The loan bears interest at 6% per annum, is unsecured and payable on demand. The Company repaid approximately $14,600 in non-interest bearing advances, net of additions.

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

Overview

We were incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010. On March 24, 2014, we changed our name to Sports Asylum, Inc. and on September 30, 2014, we changed our name to Cell MedX Corp. to reflect our current business direction.

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

On November 26, 2014, we formed a subsidiary, Avyonce Cosmedics Inc., (the “Avyonce”) under the laws of the Province of British Columbia.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended November 30, 2015, and up to the date of the filing of this report:

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

Technology Development and License Agreements

On October 1, 2015, we entered into a development agreement with Mr. Claudio Tassi (the “Development Agreement”) for the development of the first eBalance Professional Series Device (the “Prototype”). Based on the Development Agreement we agreed to pay BioforMed Aestetic SL (“Bio4Med”), a company Mr. Tassi is a director of, $12,848 (EURO €12,000) and, upon successful completion of the development of the first eBalance Prototype, issue to Mr. Tassi, 100,000 shares of our common stock. We received the first Prototype in November 2015.

On December 4, 2015, we executed a non-binding letter of intent (“LOI”) with Mr. Tassi and Bio4Med. The LOI contemplates that (i) we will enter into a technology development and license agreements with Mr. Tassi and Bio4Med to continue development of therapeutic devices based on the eBalance technology; (ii) upon approval of the first Prototype, we will place an order for the production of 25 devises; and (iii) Mr. Tassi will provide his services for an initial term of four months commencing on December 4, 2015.

As consideration for the services, we agreed to pay Mr. Tassi a monthly consulting fee totalling $5,000 per month upon signing of the LOI; and upon execution of the definitive agreements to issue Mr. Tassi 3,000,000 shares of our common stock, and grant a royalty on the sale of devices of approximately $200 per device.

On December 15, 2015, we placed an order for the additional 25 devices, which we expect to be delivered to us in February 2016. We are planning to distribute these devices to clinical practitioners to continue our ongoing research efforts.

Loan Agreements

During the quarter ended November 30, 2015 and up to the date of the filing of this report we entered into a number of loan agreements with unrelated parties for the total of $240,000. The loans bear interest at 6% per annum, compounded monthly, are unsecured and payable on demand. During the same period we repaid approximately $30,400 in non-interest bearing advances, net of additions. These advances were unsecured and payable on demand.

Results of Operations for the Three and Six Months ended November 30, 2015 and 2014

Our operating results for the three and six month periods ended November 30, 2015 and 2014 and the changes in the operating results between those periods are summarized in the table below.
	Three Months Ended November 30,		Percentage	Six Months Ended November 30,		Percentage
	2015	2014	Change	2015	2014	Change

Sales	$3,767	$-	n/a	$5,649	$-	n/a
Cost of goods sold	2,897	-	n/a	4,102	-	n/a
Gross margin	870	-	n/a	1,547	-	n/a
Operating expenses
Amortization	2,587	143	1709.1%	6,500	143	4445.5%
Consulting fees	103,252	80,942	27.6%	189,710	89,942	110.9%
Financing fees	-	52,500	(100.0)%	-	52,500	(100.0)%
General and administrative expenses	59,179	139,080	(57.4)%	131,768	178,002	(26.0)%
Research and development costs	25,185	-	n/a	578,724	-	n/a
Share-based compensation	290,281	-	n/a	606,866	-	n/a
Total operating expenses	480,484	272,665	76.2%	1,513,568	320,587	372.1%
Gain on sale of equipment	-	-	n/a	2,979	-	n/a
Net loss	$(479,614)	$(272,665)	75.9%	$(1,509,042)	$(320,587)	370.7%

Revenues

Our revenue during the three and six month periods ended November 30, 2015, was associated with operations of Avyonce. The revenue consisted of sales of spa equipment and services, as well as continuing education courses to estheticians and health care professionals in the field of medical aesthetics. We did not generate any revenue during the three and six month periods ended November 30, 2014. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three month period ended November 30, 2015, our operating expenses increased by $207,819 from $272,665 we incurred during the three months ended November 30, 2014, to $480,484 we incurred during the three months ended November 30, 2015. The increase was associated with our acquisition of the eBalance Technology, which resulted in change to our business operations and overall increase to our operating expenses.

During the six month period ended November 30, 2015, our operating expenses increased by $1,192,981 from $320,587 we incurred during the six months ended November 30, 2014, to $1,513,568 we incurred during the six months ended November 30, 2015. The most significant year-to-date changes were as follows:

●
During the six month period ended November 30, 2015, we incurred $189,710 in consulting fees, as compared to $89,942 we incurred during the six month period ended November 30, 2014. Of this amount, $99,437 (2014 - $62,442) was paid or accrued to Jean Arnett and Brad Hargreaves – the vendors of our eBalance Technology - for assisting us with our business development efforts. In addition, we incurred $27,600 in management fees. We did not incur any management fees during the six months ended November 30, 2014.

●
In order to continue providing information about our Company and the eBalance Technology to the general public, during the six month period ended November 30, 2015, we incurred $25,000 in corporate communications and $4,545 in marketing fees; these costs decreased significantly compared to $69,698 we incurred for corporate communications fees during the six month period ended November 30, 2014, which included programming and design of our new corporate web site, the production of PowerPoint and video presentations associated with our new business direction.

●
Our legal fees for the six month period ended November 30, 2015, were $10,684, as compared to $42,111 we incurred during the same period in Fiscal 2015. Higher legal fees during the period ended November 30, 2014 were associated with the acquisition of the eBalance Technology.

●
Our research and development fees for the six month period ended November 30, 2015, amounted to $578,724, of which $496,345 was associated with the fair value of options to acquire up to 2,500,000 shares of our common stock that we granted to Ms. Arnett and Mr. Hargreaves (the vendors of the eBalance Technology), pursuant to our Technology Purchase Agreement, as amended. In addition, we incurred $50,000 pursuant to our Management Consulting Agreement with Dr. Sanderson, and $25,700 with Newport Aesthetics Research, for conducting our clinical study.

●
During the six month period ended November 30, 2015, we recorded $606,866 in share-based compensation, which was calculated to be a fair market value of the options we issued to Dr. Sanderson pursuant to his consulting agreement with us and to Mr. McEnulty pursuant to his option agreement with us.

●
During the six months ended November 30, 2014, we recorded $29,646 in due diligence costs related to acquisition of the eBalance Technology; we did not have similar expenses during the six month period ended November 30, 2015.

●	Due to increased business activity during the six month period ended November 30, 2015, our filing and regulatory fees increased by $2,772 to $13,588 as compared to the same period in Fiscal 2015.
●
During the six months ended November 30, 2015, we recorded $16,693 in rent, $7,480 in wages paid to our employee and $6,418 in office expenses. These expenses were associated with operations of our wholly owned subsidiary, Avyonce, which we incorporated in November 2014. Aside from $251 we incurred in office expenses, we did not have similar expenses during the comparative period in Fiscal 2015.

●	During the six months ended November 30, 2015, we accrued $11,085 in interest associated with the outstanding notes payable we issued to non-related parties.

Liquidity and Capital Resources

Working Capital
	As at	As at
	November 30, 2015	May 31, 2015	Percentage Change
Current assets	$12,644	$20,718	(39.0%)
Current liabilities	1,114,935	730,630	52.6%
Working capital deficit	$(1,102,291)	$(709,912)	55.3%

As of November 30, 2015, we had a cash balance of $1,543, a working capital deficit of $1,102,291 and cash flows used in operations of $163,040 for the six month period then ended. During the six months ended November 30, 2015, we funded our operations with $242,000 we received from non-related parties. See “Net Cash Provided By Financing Activities.”

We did not generated sufficient cash flows from our operating activities to satisfy our cash requirements for the six month period ended November 30, 2015.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flows
	Six Months Ended November 30,
	2015	2014
Cash flows used in operating activities	$(163,040)	$(85,461)
Cash flows used in investing activities	(32,838)	(104,655)
Cash flows provided by financing activities	196,200	189,244
Effects of foreign currency exchange on cash	(37)	10
Net increase (decrease) in cash during the period	$285	$(862)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2015, was $163,040. This cash was primarily used to cover our cash operating expenses of $390,136, and to increase our inventory and decrease the accrued liabilities by $94 and $21,024, respectively. These uses of cash were offset by decreases in other current assets of $8,349, increases in our accounts payable of $81,663, as well as increases in the amounts due to related parties of $140,525 and interest accrued on the notes payable of $11,085. In addition, we received $6,592 as payments for the spa equipment, which we recorded as unearned revenue pending delivery of the equipment to our customers.

Net cash used in operating activities during the six months ended November 30, 2014, was $85,461. This cash was primarily used to cover our cash operating expenses of $269,849 and increase other current assets by $38. These uses of cash were offset by $158,096 and $19,435 increases in our accounts payable and accrued liabilities, respectively; and by $6,525 increase in amounts due to related and former related parties.  In addition we accrued $370 in interest on the outstanding note payable.

Non-cash transactions

During the six months ended November 30, 2015, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•	$6,500 in amortization expense we recorded on the equipment that is being used in our research of the eBalance Technology;
•
$159,924 in share-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $446,942 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Frank McEnulty, our CEO and President;

•
$496,345 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock, which we issued to Ms. Arnett and Mr. Hargreaves as part of the options to purchase up to 20,000,000 shares of our common stock pursuant to our Technology Purchase Agreement, dated for reference November 25, 2014, and which vested on August 26, 2015; and

•
$20,364 in share-based compensation associated with the fair value of the options to purchase up to 150,000 shares of our common stock, which we issued to Mr. Bulwa, as part of his Consulting Agreement with us.

The above expenses were in part offset by the following non-cash transactions:

•	$8,190 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated transactions; and
•
$2,979 gain we recorded on the sale of our equipment to Ms. Arnett and Mr. Hargreaves; $19,301 in proceeds from the sale were used to reduce amounts owed to Mr. Hargreaves and Ms. Arnett for services they provided to the Company.

During the six months period ended November 30, 2014, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•	$143 in amortization expense on our eBalance Technology; and
•	$52,500 in non-cash financing costs associated with the conversion feature of the note payable.

The above expenses were in part offset by $1,905 gain in unrealized foreign exchange gain we recorded on Canadian Dollar denominated transactions.

Net Cash Used in Investing Activities

During the six month period ended November 30, 2015, we paid $32,838 for the equipment which is being used in our ongoing research and development of the eBalance Technology and devices.

During the six months ended November 30, 2014, we invested $104,655 to acquire our eBalance Technology.

Net Cash Provided by Financing Activities

During the six months ended November 30, 2015, we borrowed a total of $242,000 from unrelated parties.  The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. During the same period we repaid $45,800 in non-interest bearing advances to a non-related party.

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

Going Concern

The notes to our unaudited interim consolidated financial statements at November 30, 2015, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we were able to generate only minimal revenue from the operations of our wholly owned subsidiary, Avyonce. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt   financing.

We have accumulated a deficit of $2,624,502 since inception and increased financing will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the quarter ended November 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to numerous governmental regulations which can increase our costs of developing our eBalance Technology and products based on this technology.

Our products may be subject to rigorous regulation by the FDA, Health Canada and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, our products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In addition, no assurance can be given that we will remain in compliance with applicable FDA, Health Canada and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and post-marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns.

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

Our research and development efforts may not result in the development of commercially successful products based on our eBalance Technology, which may hinder our profitability and future growth.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment, services, and MediSpa courses through our wholly owned subsidiary, Avyonce. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $2,624,502 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2015, we issued to Mr. Bulwa, our consultant, options to purchase up to 150,000 shares of our common stock at an exercise price of $0.20 per share expiring September 1, 2017. We issued these options in reliance on the exemption from registration provided by Rule 506(b) of the Securities Act on the basis that Mr. Bulwa is an accredited investor.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated November 30, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.16	Loan Agreement and Note Payable dated June 17, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.17	Loan Agreement and Note Payable dated June 29, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.18	Loan Agreement and Note Payable dated July 7, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.19	Loan Agreement and Note Payable dated July 9, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.20	Loan Agreement and Note Payable dated July 15, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)

Exhibit Number	Description of Document
10.21	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.23	Loan Agreement and Note Payable dated September 3, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)
10.24	Consulting Agreement dated September 1, 2015 and effective as of September 23, 2015 among Cell MedX Corp., and Steven H. Bulwa. (14)
10.25	Stock Option Agreement dated September 23, 2015 among Cell MedX Corp. and Steven H. Bulwa.(14)
10.26	Loan Agreement and Note Payable dated September 24, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.27	Loan Agreement and Note Payable dated September 28, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)
10.28	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (14)
10.29	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.
10.30	Loan Agreement and Note Payable dated December 23, 2015, among Cell MedX Corp., and Coventry Capital LLC.

14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three and six month periods ended November 30, 2015, formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at November 30, 2015 (unaudited), and May 31, 2015.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Six Months ended November 30, 2015 and 2014.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Six Month Period Ended November 30, 2015.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six Months ended November 30, 2015 and 2014.
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2015
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2015
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 3, 2015
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 15, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date:	January 14, 2016	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	January 14, 2016	By:	/s/ Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)