Form 10-Q
period 2016-02-29
Cell MedX Corp.
filed 2016-04-14
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2016

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-54500

Cell MedX Corp.
 (Exact name of registrant as specified in its charter)

Nevada	38-3939625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2857 Sumter Valley Circle Henderson, NV	89052
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 13, 2016 was 31,000,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at February 29, 2016, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine month periods ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Avyonce Cosmedics Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	February 29, 2016	May 31, 2015
ASSETS	(Unaudited)

Current assets
Cash	$14,795	$1,258
Inventory	1,242	707
Other current assets	118,031	18,753
Total current assets	134,068	20,718

Equipment	32,486	25,846
Total assets	$166,554	$46,564

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$326,190	$220,010
Accrued liabilities	10,549	30,339
Unearned revenue	28,998	-
Due to related parties	327,686	206,482
Notes and advances payable	673,785	273,799
Total liabilities	1,367,208	730,630

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at February 29, 2016 and at May 31, 2015	31,000	31,000
Additional paid-in capital	1,612,226	324,629
Obligation to issue shares	75,000	75,000
Accumulated deficit	(2,920,517)	(1,115,460)
Accumulated other comprehensive income	1,637	765
Total stockholders' deficit	(1,200,654)	(684,066)
Total liabilities and stockholders’ deficit	$166,554	$46,564

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(Unaudited)

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Revenue
Sales	$2,602	$5,282	$8,251	$5,282
Cost of goods sold	1,335	2,429	5,437	2,429
Gross margin	1,267	2,853	2,814	2,853

Operating expenses
Amortization	3,420	-	9,920	-
Consulting fees	72,592	94,408	262,302	184,350
Financing fees	-	36,400	-	88,900
General and administrative expenses	41,605	70,423	173,373	248,568
Research and development costs	15,643	146,261	594,367	146,261
Share-based compensation	164,022	74,554	770,888	74,554
Total operating expenses	297,282	422,046	1,810,850	742,633

Other items
Gain on sale of equipment	-	-	2,979	-
Net loss	(296,015)	(419,193)	(1,805,057)	(739,780)

Unrealized foreign exchange translation gain	(1,583)	724	872	734
Comprehensive loss	$(297,598)	$(418,469)	$(1,804,185)	$(739,046)
Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000	31,000,000	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(EXPRESSED IN US DOLLARS)
(Unaudited)

			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Accumulated	Income	Total

Balance - May 31, 2014	31,000,000	$31,000	$-	$31,900	$(83,295)	$-	$(20,395)

Financing costs - beneficial conversion feature	-	-	-	88,900	-	-	88,900
Proceeds from share subscription	-	-	75,000	-	-	-	75,000
Stock-based compensation	-	-	-	74,554	-	-	74,554
Net loss for the period ended February 28, 2015	-	-	-	-	(739,780)	-	(739,780)
Unrealized foreign exchange translation gain	-	-	-	-	-	734	734

Balance - February 28, 2015	31,000,000	31,000	75,000	195,354	(823,075)	734	(520,987)

Stock-based compensation	-	-	-	129,275	-	-	129,275
Net loss for the period ended May 31, 2015	-	-	-	-	(292,385)	-	(292,385)
Unrealized foreign exchange translation gain	-	-	-	-	-	31	31
Balance - May 31, 2015	31,000,000	31,000	75,000	324,629	(1,115,460)	765	(684,066)

Options issued for technology	-	-	-	496,345	-	-	496,345
Options issued for consulting fees	-	-	-	20,364	-	-	20,364
Stock-based compensation	-	-	-	770,888	-	-	770,888
Net loss for the period ended February 29, 2016	-	-	-	-	(1,805,057)	-	(1,805,057)
Unrealized foreign exchange translation gain	-	-	-	-	-	872	872

Balance - February 29, 2016	31,000,000	$31,000	$75,000	$1,612,226	$(2,920,517)	$1,637	$(1,200,654)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(Unaudited)

	Nine Months Ended
	February 29,	February 28,
	2016	2015

Cash flows used in operating activities
Net loss	$(1,805,057)	$(739,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	9,920	-
Consulting fees - non-cash	20,364	-
Financing costs	-	88,900
Foreign exchange gain	(10,386)	(7,025)
Gain on sale of equipment	(2,979)	-
Research and development costs - non-cash	496,345	-
Stock-based compensation	770,888	74,554
Changes in operating assets and liabilities:
Inventory	(601)	(1,446)
Other current assets	(101,358)	(9,719)
Accounts payable	101,008	187,215
Accrued liabilities	(19,134)	23,056
Customer deposit	29,315	-
Due to related parties	153,959	92,319
Accrued interest on notes payable	19,953	3,135
Net cash flows used in operating activities	(337,763)	(288,791)

Cash flows used in investing activities:
Acquisition of equipment	(33,548)	(18,483)
Net cash used in investing activities	(33,548)	(18,483)

Cash flows from financing activities
Advances payable	(60,212)	64,244
Proceeds from notes payable	442,000	195,000
Obligation to issue shares	-	75,000
Net cash provided by financing activities	381,788	334,244

Effects of foreign currency exchange on cash	3,060	734
Increase in cash	13,537	27,704
Cash, beginning	1,258	1,201
Cash, ending	$14,795	$28,905

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2016
(UNAUDITED)

NOTE 1 - ORGANIZATION

Cell MedX Corp. (the “Company”) is an early development stage company focused on the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes. Through its subsidiary, Avyonce Cosmedics Inc. (the “Subsidiary”) the Company is engaged in reselling and marketing spa technology and equipment.

Unaudited Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2016.

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

NOTE 2– RELATED PARTY TRANSACTIONS

Amounts due to related parties at February 29, 2016 and May 31, 2015:
	February 29, 2016	May 31, 2015
Due to the Chief Executive Officer (“CEO”) and President	$55,454	$23,054
Due to the Vice President (“VP”), Corporate Strategy	97,424	60,228
Due to the VP, Technology and Operations	59,670	44,362
Due to the Chief Medical Officer	81,059	51,059
Due to a company owned by VP, Corporate Strategy and VP Technology and Operations	1,692	1,835
Due to the Chief Financial Officer (“CFO”)	9,443	3,000
Due to the former major shareholder	22,944	22,944
Due to related parties	$327,686	$206,482

Amounts are unsecured, due on demand and bear no interest.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 29, 2016
(UNAUDITED)

During the nine months ended February 29, 2016 and February 28, 2015, the Company had the following transactions with related parties
	February 29, 2016	February 28, 2015
Management fees incurred to the CEO and President	$32,400	$10,800
Stock-based compensation incurred to the CEO and President (Note 7)	554,376	-
Management fees incurred to the CFO	9,000	3,000
Consulting fees incurred to the VP, Corporate Strategy	70,669	66,305
Consulting fees incurred to the VP, Technology and Operations	58,768	53,044
Cash consideration paid for Technology to the VP, Technology and Operations and VP, Corporate Strategy	-	100,000
Payments (or prepayments) made for equipment acquired (or to be acquired) from the VP, Technology and Operations and VP, Corporate Strategy	(29,691)	-
Value of options issued and vested for Technology acquired from the VP, Technology and Operations and VP, Corporate Strategy, and recorded as part of research and development costs (Note 7)	496,345	-
Consulting fees incurred to the Chief Medical Officer and recorded as part of research and development costs	50,000	40,000
Stock-based compensation incurred to the Chief Medical Officer (Note 7)	216,512	74,544
Research & development costs incurred to a company controlled by the Chief Medical Officer	26,700	-
Accrued interest expense incurred to a significant shareholder, included in General and administrative expense (Note 6)	4,953	-
Total transactions with related parties	$1,490,032	$347,693

NOTE 3 – EQUIPMENT

On October 1, 2015, the Company entered into an eBalance Prototype Development Agreement (the “Development Agreement”) with an unrelated party (the “Developer”) for development of its first eBalance Professional Series Device (the “Prototype”). Based on the Development Agreement, upon delivery of the Prototype the Company paid the Developer $12,848 (EURO €12,000).

Amortization schedule for the equipment at February 29, 2016 and May 31, 2015:

	February 29, 2016	May 31, 2015
Book value, beginning of the period	$25,846	$27,801
Changes during the period	16,560	-
Amortization	(9,920)	(1,955)
Book value, end of the period	$32,486	$25,846

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 29, 2016
(UNAUDITED)

NOTE 4 – INVENTORY

As at February 29, 2016, the inventory consisted of supplies held for resale, and was valued at $1,242 (May 31, 2015 - $707). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

NOTE 5 – PRODUCTION ORDER

On December 15, 2015, the Company submitted its first manufacturing order with the Developer to manufacture 25 eBalance Professional Series devices (the “eBalance Pro Devices”) based on the Prototype delivered to the Company in November 2015 (Note 3). For the order to be fulfilled the Company was required to make partial progress payments. During the quarter ended February 29, 2016, the Company paid a total of $89,116 (€82,006), which payments were recorded as part of other current assets. First eBalance Pro Devices were delivered to the Company subsequent to February 29, 2016. The Company is planning to use these devices in its clinical and observational studies as well as for use in its initial marketing campaign (Note 8).

NOTE 6 – NOTES AND ADVANCES PAYABLE

During the nine month period ended February 29, 2016, the Company entered into a number of loan agreements with unrelated parties for a total of $442,000. These loans bear interest at 6% per annum, are unsecured and are payable on demand.

During the nine month period ended February 29, 2016, the Company repaid $60,212, net of additions, in non-interest bearing advances. These advances were unsecured and payable on demand.

The tables below summarize the short-term loans and advances outstanding as at February 29, 2016 and May 31, 2015:

As at February 29, 2016
Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$195,000	6%	Convertible	$15,390	$210,390
310,000	6%	Non-convertible	5,824	315,824
142,000	6%	Related Party(1)	4,953	146,953
618	0%	Advances	-	618
$647,618			$26,167	$673,785
(1)	Related party loans are with Richard Jeffs, who holds more than 5% of the Company’s issued and outstanding common shares.

As at May 31, 2015
Principal outstanding	Interest rate per annum	Additional description	Accrued interest	Total
$195,000	6%	Convertible	$6,147	$201,147
10,000	6%	Non-convertible	67	10,067
62,585	0%	Advances	-	62,585
$267,585			$6,214	$273,799

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 29, 2016
(UNAUDITED)
NOTE 7 – SHARE CAPITAL

During the nine months ended February 29, 2016, the Company did not have any transactions that resulted in the issuance of its common stock.

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

As of February 29, 2016, the remaining options for the purchase of up to 17,500,000 shares of the Company’s common stock remained unvested.

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

As of February 29, 2016, options to acquire up to 800,000 shares of the Company’s common stock have vested, and the Company recognized $216,512 as share-based compensation expense for the nine months ended February 29, 2016. Further $171,162 will be recognized in the future periods.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 29, 2016
(UNAUDITED)

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

The total fair value of the options was calculated to be $616,885 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At August 5, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.65%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	218%

Of the total fair value of the options $554,376 was recognized as share-based compensation expense for the nine months ended February 29, 2016 and $62,509 will be recognized in the future periods.

On September 23, 2015, the Company issued 150,000 non-transferrable options to a consultant. The options vested immediately and expire on September 1, 2017.

The total fair value of the options was calculated to be $20,365 and was recorded as share-based compensation for consulting fees during the nine months ended February 29, 2016. The fair value of the options granted was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 23, 2015
Expected Life of Options	1.94 years
Risk-Free Interest Rate	0.7%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	214%

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FEBRUARY 29, 2016
(UNAUDITED)

The changes in the number of stock options outstanding during the nine months ended February 29, 2016 and the year ended May 31, 2015 are as follows:

	Nine months ended February 29, 2016		Year ended May 31, 2015
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	22,400,000	$0.12	-	n/a
Options granted	2,650,000	$0.34	22,400,000	$0.12
Options outstanding, ending	25,050,000	$0.16	22,400,000	$0.12
Options exercisable, ending	4,950,000	$0.22	200,000	$0.67

Details of options outstanding and exercisable as at February 29, 2016 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	20,000,000	2,500,000
$0.67	January 13, 2015	2,400,000	800,000
$0.35	August 5, 2015	2,500,000	1,500,000
$0.20	September 23, 2015	150,000	150,000
		25,050,000	4,950,000

At February 29, 2016, the weighted average remaining contractual life of the stock options outstanding was 4.15 years.

NOTE 8 – SUBSEQUENT EVENTS

Loan agreements
On March 3, 2016, the Company entered into a loan agreement with Richard Jeffs, a significant shareholder of the Company (the “Lender”) for a loan in the principal amount of $50,000 maturing March 3, 2017, with interest payable at a rate of 6% per annum (the “Loan”).  As additional consideration for the Loan, the Company issued to the Lender share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of the Company’s common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year.

In addition to the loan agreement above, subsequent to February 29, 2016, the Company received $155,000 under separate loan agreements with non-related parties, and $30,000 under a loan agreement with a significant shareholder. The loans bear interest at 6% per annum, are unsecured and payable on demand.

Clinical Studies

On March 15, 2016, the Company entered into a service agreement with Nutrasource Diagnostics Inc. (“Nutrasource”) for its clinical studies in Canada (the “Clinical Studies”). The Clinical Studies will span over a 3 to 8 month period and will examine the effects of eBalance's therapy on diabetes and associated complications. The estimated cost of the Clinical Studies is approximately CAD$345,000, payable in monthly instalments of CAD$20,242.

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

On November 26, 2014, we formed a subsidiary, Avyonce Cosmedics Inc., (the “Avyonce”) under the laws of the Province of British Columbia. Avyonce is a reseller of spa technology and equipment and provides continuing education to estheticians and health care professionals in the field of medical aesthetics.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended February 29, 2016, and up to the date of the filing of this report:

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

On December 15, 2015, as contemplated under the LOI, we placed an order for the additional 25 devices (the “First Order”). These devices are test products that we are planning to distribute to clinical practitioners to continue our observational studies. These observational studies will allow us to get more insight on additional improvements and modifications that will be required in order to bring our eBalance devices to market. In addition, we are planning to use these additional devices in our clinical study, which commenced in Canada in early April. As of the filing of this report on Form 10-Q we have received first nine devices from the First Order.

Loan Agreement with Richard Jeffs

On March 3, 2016, we entered into a loan agreement with Richard Jeffs (the “Lender”) for a loan in the principal amount of $50,000 maturing March 3, 2017, with interest payable at a rate of 6% per annum, compounded annually  (the “Loan”).  As additional consideration for the Loan, we issued to the Lender share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of our common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year.

Other Loan Agreements

During the quarter ended February 29, 2016 and up to the date of the filing of this report we entered into a number of loan agreements with unrelated parties for a total of $385,000. The loans bear interest at 6% per annum, compounded monthly, are unsecured and payable on demand. During the same period we repaid approximately $14,412 in non-interest bearing advances, net of additions. These advances were unsecured and payable on demand.

Clinical Study

On March 15, 2016, we entered into a service agreement with Nutrasource Diagnostics Inc. (“Nutrasource”) for our clinical studies in Canada (the “Clinical Studies”). The Clinical Studies will span a 3 to 8 month period and will examine the effects of the eBalance Therapy on diabetes and associated complications. The estimated cost of the Clinical Studies is approximately CAD$345,000, payable in monthly instalments of CAD$20,242. As of the date of this Quarterly Report on Form 10-Q we are working with Nutrasource on the initial set up of the study, which includes determination of end-points, defining the protocols and securing all required Health Canada approvals.

Results of Operations for the Three and Nine months ended February 29, 2016 and February 28, 2015

Our operating results for the three and nine month periods ended February 29, 2016 and February 28, 2015 and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Nine Months Ended
	February 29, 2016	February 28, 2015	Percentage Change	February 29, 2016	February 28, 2015	Percentage Change

Sales	$2,602	$5,282	(50.7)%	$8,251	$5,282	56.2%
Cost of goods sold	1,335	2,429	(45)%	5,437	2,429	123.8%
Gross margin	1,267	2,853	(55.6)%	2,814	2,853	(1.4)%
Operating expenses
Amortization	3,420	-	n/a	9,920	-	n/a
Consulting fees	72,592	94,408	(23.1)%	262,302	184,350	42.3%
Financing fees	-	36,400	(100.0)%	-	88,900	(100.0)%
General and administrative expenses	41,605	70,423	(40.9)%	173,373	248,568	(30.3)%
Research and development costs	15,643	146,261	(89.3)%	594,367	146,261	306.4%
Share-based compensation	164,022	74,554	120%	770,888	74,554	934.0%
Total operating expenses	297,282	422,046	(29.6)%	1,810,850	742,633	143.8%
Gain on sale of equipment	-	-	n/a	2,979	-	n/a
Net loss	$(296,015)	$(419,193)	(29.4)%	$(1,805,057)	$(739,780)	144.0%

Revenues

Our revenue during the three and nine month periods ended February 29, 2016, and during the comparative periods ended February 28, 2015, was associated with operations of Avyonce. The revenue consisted of sales of spa equipment and services, as well as continuing education courses to estheticians and health care professionals in the field of medical aesthetics. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three month period ended February 29, 2016, our operating expenses decreased from $422,046 incurred during the three months ended February 28, 2015 to $297,282 incurred during the three months ended February 29, 2016. The change in the operating expenses resulted from our reduced business and research activity while we were waiting for the delivery of our first eBalance Pro Devices, which would enable us to continue with our research and clinical studies. We received our first nine eBalance Pro Devices that were based on our eBalance Prototype subsequently to February 29, 2016.

During the nine month period ended February 29, 2016, our operating expenses increased from $742,663 incurred during the nine months ended February 28, 2015 to $1,810,850 incurred during the nine months ended February 29, 2016. The most significant year-to-date changes were as follows:

●
During the nine month period ended February 29, 2016, we incurred $262,302 in consulting fees, as compared to $184,350 incurred during the nine month period ended February 28, 2015. Of this amount, $129,437 (2015 - $119,349) was paid or accrued to Jean Arnett, our Vice President, Corporate Strategy and a member of our Board of Directors, and Brad Hargreaves, our Vice President, Technology and Operations.  Ms. Arnett and Mr. Hargreaves are also the vendors of our eBalance Technology. In addition, we incurred $41,400 (2015 - $13,800) in management fees.

●
In order to continue providing information about our Company and the eBalance Technology to the general public, during the nine month period ended February 29, 2016, we incurred $27,073 in corporate communications and $4,231 in marketing fees; these costs decreased significantly compared to $73,645  incurred for corporate communications fees during the nine month period ended February 28, 2015, which included programming and design of our new corporate web site, the production of PowerPoint and video presentations associated with our new business direction.

●
Our legal fees for the nine month period ended February 29, 2016, were $19,247, as compared to $63,041 we incurred during the same period in Fiscal 2015. Higher legal fees during the period ended February 28, 2015 were associated with the acquisition of the eBalance Technology.

●
Our research and development fees for the nine month period ended February 29, 2016, amounted to $594,367, of which $496,345 was associated with the fair value of options to acquire up to 2,500,000 shares of our common stock that we granted to Ms. Arnett and Mr. Hargreaves in connection with our acquisition from them of the eBalance Technology pursuant to our Technology Purchase Agreement, as amended. In addition, we incurred $50,000 pursuant to our Management Consulting Agreement with Dr. Sanderson, and $26,700 with Newport Aesthetics Research, for conducting our US-based clinical study (which we have suspended during the 2nd quarter of our Fiscal 2016).

●
During the nine month period ended February 29, 2016, we recorded $770,888 in share-based compensation, which was calculated to be a fair market value of the options we issued to Dr. Sanderson pursuant to his consulting agreement with us and to Mr. McEnulty pursuant to his option agreement with us.

●
During the nine months ended February 28, 2015, we recorded $29,646 in due diligence costs related to acquisition of the eBalance Technology; we did not have similar expenses during the nine month period ended February 29, 2016.

●
Our filing and regulatory fees for the nine month period ended February 29, 2016, were $18,145, which is  comparable to $19,388 in filing and regulatory fees we incurred during the same period in Fiscal 2015.

●
During the nine months ended February 29, 2016, we recorded $19,635 (2015 - $8,799) in rent, $6,992 (2015 - $4,218) in wages paid to our former employee and $7,996 ($6,807) in office expenses. These expenses were associated with operations of our wholly owned subsidiary, Avyonce, which we incorporated in November 2014.

●	During the nine months ended February 29, 2016, we accrued $19,953 ($3,135) in interest associated with the outstanding notes payable we issued to non-related parties.

Liquidity and Capital Resources

Working Capital

	As at	As at
	February 29, 2016	May 31, 2015	Percentage Change
Current assets	$134,068	$20,718	547.1%
Current liabilities	1,367,208	730,630	87.1%
Working capital deficit	$(1,233,140)	$(709,912)	73.7%

As of February 29, 2016, we had a cash balance of $14,795, a working capital deficit of $1,233,140 and cash flows used in operations of $337,763 for the nine month period then ended. During the nine months ended February 29, 2016, we funded our operations with $442,000 we received from related and non-related parties. See “Net Cash Provided By Financing Activities.”

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine month period ended February 29, 2016.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes and advances payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources or our business could fail.

Cash Flows

	Nine months ended
	February 29, 2016	February 28, 2015
Cash flows used in operating activities	$(337,763)	$(288,791)
Cash flows used in investing activities	(33,548)	(18,483)
Cash flows provided by financing activities	381,788	334,244
Effects of foreign currency exchange on cash	3,060	734
Net increase in cash during the period	$13,537	$27,704

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 29, 2016, was $337,763. This cash was primarily used to cover our cash operating expenses of $520,905, and to increase our other current assets associated mainly with deposits we made for the manufacture of 25 eBalance devices by $101,358. In addition, we used cash to increase our inventory by $601 and decrease the accrued liabilities by $19,134. These uses of cash were offset by increases in our accounts payable of $101,008, as well as increases in the amounts due to related parties of $153,959 and interest accrued on the notes payable of $19,953. In addition, we received $29,315 as payments for the spa equipment, which we recorded as unearned revenue pending delivery of the equipment to our customers.

Net cash used in operating activities during the nine months ended February 28, 2015, was $288,791. This cash was primarily used to cover our cash operating expenses of $583,351, prepay our regulatory fees by $9,167, purchase the inventory for the total of $1,446 and increase our GST receivable by $552. These uses of cash were offset by $187,215 and $23,056 increases in our accounts payable and accrued liabilities, respectively, and by $92,319 in amounts due to related parties. In addition we accrued $3,135 in interest on the notes payable, which remain unpaid.

Non-cash transactions
During the nine months ended February 29, 2016, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•	$9,920 in amortization expense we recorded on the equipment that is being used in our research of the eBalance Technology;
•
$216,512 in share-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $554,376 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Frank McEnulty, our CEO and President;

•
$496,345 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock, which we issued to Ms. Arnett and Mr. Hargreaves as part of the options to purchase up to 20,000,000 shares of our common stock pursuant to our Technology Purchase Agreement, dated for reference November 25, 2014, and which vested on August 26, 2015; and

•
$20,364 in share-based compensation associated with the fair value of the options to purchase up to 150,000 shares of our common stock, which we issued to Mr. Bulwa, as apart of his Consulting Agreement with us.

The above expenses were in part offset by the following non-cash transactions:

•	$10,386 gain that resulted from foreign exchange fluctuations on Canadian dollar denominated transactions; and
•
$2,979 gain we recorded on the sale of our equipment to Ms. Arnett and Mr. Hargreaves; $19,301 in proceeds from the sale were used to reduce amounts owed to Mr. Hargreaves and Ms. Arnett for services they provided to the Company.

During the nine months period ended February 28, 2015, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•
$74,554 in stock-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer;

•	$88,900 in non-cash financing costs associated with the conversion feature of the notes payable.

The above expenses were offset by $7,025 in unrealized foreign exchange gains we recorded on the transactions denominated in other than our reporting currency.

Net Cash Used in Investing Activities

During the nine month period ended February 29, 2016, we paid $33,548 for equipment being used for our ongoing research and development of the eBalance Technology and devices.

During the nine months ended February 28, 2015, we paid $18,483 as a deposit on equipment for use in our research and development of the eBalance Technology and devices.

Net Cash Provided by Financing Activities

During the nine months ended February 29, 2016, we borrowed a total of $300,000 from unrelated parties and $142,000 from our major shareholder.  The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. During the same period we repaid $60,212 in non-interest bearing advances, net of any additions, to a non-related party.

During the nine months ended February 28, 2015, we borrowed a total of $195,000 from City Group LLC (the “Lender”), an unrelated party.  The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. Subject to applicable US securities laws, at the discretion of the Lender the principle amount outstanding and accrued interest thereon may be converted into shares of our common stock at $0.50 per share.  We recorded $88,900 in non-cash financing fees associated with these loans. During the same period we received subscriptions for 150,000 Units at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consists of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share, which expired on January 29, 2016. As of the date of this report, the common shares subscribed for remain unissued.

Going Concern

The notes to our unaudited interim consolidated financial statements at February 29, 2016, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we have been able to generate only minimal revenue from the operations of our wholly owned subsidiary, Avyonce. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt   financing.

We have accumulated a deficit of $2,920,517 since inception and increased financing will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the quarter ended February 29, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market for devices and therapies for treating and managing diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete indirectly with large pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, MediSense Inc. and TheraSense Inc. These competitors’ products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate our target market they could threaten our position in the market.

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

Inability to protect and enforce our intellectual property rights could adversely affect our financial results.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, tradenames and other forms of trade dress, are important to our business. An inability to defend, protect and enforce our intellectual property rights could adversely affect our financial results, even if we are successful in developing and marketing products based on the eBalance Technology. In addition, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow our competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition or results of operations.

The cost to us of any patent litigation or interference proceeding could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or interference proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and interference proceedings could also absorb significant management time.

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

Healthcare products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, we may be required to amend the conditions of use for a product. For example, we may be required to provide additional warnings on a product's label or narrow its approved intended use, either of which could reduce the product's market acceptance. If serious safety issues arise with our product, sales of the product could be halted by us or by regulatory authorities. Safety issues affecting suppliers' or competitors' products also may reduce the market acceptance of our products.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and services through our wholly owned subsidiary, Avyonce. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $2,920,517 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2016, in association with the Loan  we received from Richard Norman Jeffs (the “Lender”), we issued to the Lender share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of our common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year.

The Warrants were issued to the Lender in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S of the Securities Act, on the basis of representations made by the Lender that he is not a "US Person" (as that term is deﬁned in Regulation S) and was not in the United States at the time the Lender acquired the Warrants.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.16	Loan Agreement and Note Payable dated June 17, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.17	Loan Agreement and Note Payable dated June 29, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.18	Loan Agreement and Note Payable dated July 7, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.19	Loan Agreement and Note Payable dated July 9, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.20	Loan Agreement and Note Payable dated July 15, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.21	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.23	Loan Agreement and Note Payable dated September 3, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)
10.24	Consulting Agreement dated September 1, 2015 and effective as of September 23, 2015 among Cell MedX Corp., and Steven H. Bulwa. (14)
10.25	Stock Option Agreement dated September 23, 2015 among Cell MedX Corp. and Steven H. Bulwa.(14)
10.26	Loan Agreement and Note Payable dated September 24, 2015 among Cell MedX Corp., and City Group LLC. (14)
10.27	Loan Agreement and Note Payable dated September 28, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)

Exhibit Number	Description of Document
10.28	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (14)
10.29	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(15)
10.30	Loan Agreement and Note Payable dated November 5, 2015, among Cell MedX Corp., and Tradex Capital Corp.
10.31	Loan Agreement and Note Payable dated December 23, 2015, among Cell MedX Corp., and Coventry Capital LLC.(14)
10.32	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.33	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.34	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (16)
10.35	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.36	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.37	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs.
14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from this Quarterly Report on Form 10-Q for the three and nine month periods ended February 29, 2016, and February 28, 2015 formatted in XBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets at February 29, 2016 (unaudited), and May 31, 2015.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Nine months ended February 29, 2016 and February 28, 2015.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Nine month period ended February 29, 2016.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine months ended February 29, 2016 and February 28, 2015.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2015
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2015
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 3, 2015
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2016
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 15, 2015
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date:	April 14, 2016	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 14, 2016	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)