Form 10-K
period 2016-05-31
Cell MedX Corp.
filed 2016-09-13
CIK 1493712

l;,,,,,,,,,,,,,,,,,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54500

Cell MedX Corp.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	38-3939625 (I.R.S. Employer Identification No.)
2872 Sumter Valley Circle Henderson, NV (Address of principal executive offices)	89052 (Zip Code)

Registrant’s telephone number, including area code: (844) 238-2692

2857 Sumter Valley Circle, Henderson, NV 89052
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
Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ x ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,304,500 based on average of closing bid and ask for Cell MedX Corp. shares on November 28, 2015.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 13, 2016
common stock - $0.001 par value	31,000,000

ii

iii

PART I

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Cell MedX,” “the Company,” “we,” “us,” or “our” are to Cell MedX Corp., collectively with its wholly owned subsidiaries Avyonce Cosmedics Inc. and Cell MedX (Canada) Corp.

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2016, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On November 26, 2014, we formed a subsidiary, Avyonce Cosmedics Inc., (the “Avyonce”) under the laws of the Province of British Columbia. Avyonce’s main business activity is channelled towards the resale and marketing of spa technology and equipment to the worldwide beauty and wellness industry. Avyonce is also instrumental in carrying out the observational studies using eBalance Technology.

On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (the “Cell MedX Canada”) under the laws of the Province of British Columbia, in anticipation of increased business activity in Canada. As of the date of this Annual Report on Form 10-K this subsidiary remained dormant.

BUSINESS OF CELL MEDX

eBalance Technology Acquisition

We acquired our proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments, which we call eBalance Technology, on November 25, 2014, when we entered into a Technology Purchase Agreement with Jean Arnett and Bradley Hargreaves (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, Ms. Arnett and Mr. Hargreaves sold to us all of their respective rights, title and interests in and to the eBalance Technology. In consideration for the sale of the eBalance Technology, we paid to Ms. Arnett and Mr. Hargreaves a total of $100,000 and issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an initial exercise price of $0.05 per share (the “Options”). Exercise of the Options is subject to certain vesting conditions based on the design, initiation and completion of clinical trials for the eBalance Technology as follows:

Combined Number of Options to Vest	Vesting Condition
2,500,000	Upon the design and commencement of the First Clinical Trial (vested on August 26, 2015)
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

eBalance Technology

eBalance Technology is based on the science of bioelectric signals, their affect on epigenetic events within human body, and ability to modify and affect the behavior of cells, tissue, and organs.  Based on this technology Cell MedX is developing a radically different and very promising family of devices whose core technology demarcates it from the approaches currently in use and those in the “future advances” pipeline as reflected in current medical literature.

Microcurrent delivery devices used for the treatment of diabetic neuropathy and poor wound healing in diabetics have been in the marketplace for decades. However, the eBalance Technology can be distinguished from those devices, which have a limited utility and are not designed to treat diabetes at its core – the underlying metabolic disorder that leads to hyperglycemia and its sequelae.  It is hoped that devices incorporating the eBalance Technology will effect changes much further “upstream” in the pathophysiology or natural history of diabetes.  Not a “me too” device, nor an incremental improvement in an established realm, devices based on the eBalance Technology could, if proven through diligent research and development, open a new category of diabetes care.

The eBalance Technology is intended to expand the traditional healthcare model of diabetes management by enabling patients to manage their symptoms using a biosignal generating device that is simple to use, causes no discomfort, and can easily be incorporated into any lifestyle.

It is expected that the eBalance Technology, currently in the research and development stage, will form the basis for a product line that will be available to aid in the management of diabetes mellitus (both Type 1 and Type 2) and its complications, both as a professional clinic-based device and as a home use device.  In the future, wearable devices may also be developed.

A research and development plan has been constructed that will perform a series of investigations that will move the product from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the device(s) upon which a set of claims intended for FDA, Health Canada and European Medical CE approval through the rigorous Pre-Market Approval (PMA) process will be constructed. A series of pre-clinical and clinical trials are planned (see “Clinical Trials”, below). The final marketing claims for the product, which will become the foundation for sales & marketing efforts in subsequent phases, will derive from the clinical trials.  Such claims will likely focus on overall diabetes management, including reductions in average blood sugar (HbA1C) as well as other markers that denote the degree and quality of blood sugar control. Measures that track complications of the disease will also be in focus.

Market Opportunity – Diabetes and Its Complications

Diabetes is a severe and debilitating disease with profound consequences, both for the individual and for society. The complications of diabetes are devastating, and the economic costs of care comprise a substantial portion of health care budgets. Despite the best efforts of the scientific community to devise a cure, the incidence of diabetes is on the rise. According to the information published by International Diabetes Association (“IDA”) in its Diabetes Atlas1, in 2015 there were 415 million people living with diabetes worldwide and a further 318 million people were at high risk of developing diabetes. These numbers were expected to grow to 642 million and 481 million, respectively, by 2040. It is estimated that each year 86,000 new cases of juvenile diabetes are being diagnosed.

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

1International Diabetes Federation. (2015). IDF Diabetes Atlas – Seventh Edition, 12 and 52.

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

Diabetes Care and Management

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

Many cells in the human body are “electrically excitable” including those involved with production of chemical signals that affect blood sugar.  One example of such a cell of the endocrine type is the L cell, which resides in the gut and secretes cell glucagon-like peptide-1 (GLP-1), glucagon-like peptide-2 (GLP-2), peptide YY (PYY) and oxyntomodulin. GLP-1 is an enteric hormone that stimulates insulin secretion and improves glycaemia in Type 2 diabetes.  There is evidence that in Type 2 diabetes these cells become “unsynchronized”.  Growing these cells in tissue culture and subjecting them to specific electrical signals can act to resynchronize their chemical activity, and alter their behavior as a “dispersed” metabolic organ.  This serves as an illustration of how endogenous ion flows may serve as key epigenetic regulators of cell behavior, and suggests that bioelectric mechanisms might be harnessed at a whole organism level to cause functional regenerative changes.  It is possible that the eBalance Technology may affect these processes, although that has yet to be established.  We intend to explore this hypothesis in greater detail during our clinical trials.

Empirical Modeling

The first-in-human observations took place over many years and were carefully documented. The results of these observations lead to the belief that a specific device with a specific set of bioelectric signals of known waveform, frequency, amplitude, pulse, and duration, accompanied by sensing circuits that respond to fluctuations in the body’s response, in a closed feedback loop, produced cumulative effects that led to remarkable global effects in functional aspects of living in a person who had lived with Type 1 diabetes since age 10. Casual trials in another person with longstanding diabetes, Type 2 in this case, yielded findings of a similar nature in a limited time frame. These observations were followed by broader observational studies by Cell MedX’s team.

Effects observed in these observational studies include subjective reports of diminished fatigue, improved cognition, diminished neuropathic limb pain, improved sleep, reduction in swelling of extremities, improved skin appearance in color and texture, and a reduction in visual disturbance. Objective measures included healing of wounds, control of blood pressure leading to discontinuation or reduction of medication, and greatly improved control of blood sugars with remarkable diminution in HbA1C (which reflects average blood sugar over months).  Remarkably, in the context of Type 1 Diabetes with other potential variables remaining the same, insulin requirements diminished to a considerable degree.

Clinical Trials

On January 13, 2015, we appointed Dr. John Sanderson, MD, a stem cell researcher and former Johnson & Johnson (LifeScan) medical director, our Chief Medical Officer. Prior to this appointment Dr. Sanderson acted as a member of our Scientific Advisory Board.

During January through March 2015, we carried out a preliminary Pilot Trial (the “Pilot Trial”), which was designed to examine the short term metabolic impact of a single treatment with eBalance Technology on two diabetic subjects.  Pre- and post-treatment blood samples from each subject were sent for extensive metabolic pathway analysis at the University of Alberta Metabolomics Unit.  From those studies we observed alterations in several pathways, which are known to be deficient in persons with diabetes. The results of the Pilot Trial are notable in that significant shifts in metabolites related to blood sugar handling and disposal occurred in a very short time frame, with the only intervening variable being a 20 minute treatment with eBalance Technology.

The findings from the Pilot Trial were then used to inform further experimentation, including selection of metabolic end points for testing during a Phase IB clinical trial, which we started preparations for in July 2015. Due to shortage in available funding, we decided to temporarily postpone the Phase IB clinical Trial.

During the fourth quarter of our fiscal 2016 we engaged Nutrasource Diagnostics Inc. (“Nutrasource”) to commence observational clinical trials in Canada (“Clinical Study”) to assess and quantify eBalance technology’s ability to alter key metabolic pathways while targeting improved blood sugar control. The trial has been designed to include a site in Ontario with possibility of an additional site in British Columbia. The protocol has been designed to include the following end points:

1) Reduction in HbA1c levels;
2) Improvement in insulin sensitivity and a reduction in insulin resistance;
3) Improvement in such complications directly related to diabetes as;

•	Diabetic neuropathy;
•	Acceleration in wound healing; and
•	Improvement in blood pressure control.

The Clinical Study is expected to span a 3 to 8 month period at an estimated cost of CAD$345,000, payable in monthly instalments of CAD$20,242.

As of the date of this Annual Report on Form 10-K we, with assistance of Nutrasource, have secured the main research facility in Hamilton, Ontario, completed an investigational protocol as well as Informed Consent and Ethics Board submission documentation.

Product Development

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

On December 15, 2015, as contemplated under the LOI, we placed an order for an additional 25 eBalance devices, which we received between March and June of 2016. We consider these devices test prototypes of our eBalance Professional Series model (eBalance Pro Prototype). As of the date of this Annual Report on Form 10-K, we have distributed most of our eBalane Pro Prototypes to clinical practitioners to augment our observational data bank.

Several of eBalance Pro Prototypes will be used in our Clinical Study carried out by Nutrasource.

In August of 2016 we commenced the work on designing a new generation of our eBalance Pro Devices, which are being designed for use by practitioners, however, will be more compact and easier to operate. We expect to receive these devices in the 2nd quarter of our Fiscal 2017.

The following table summarizes our estimated cash requirements for the following 12 month period ending August 31, 2017:

	Period Ending November 30, 2017	Period Ending February 28, 2017	Period Ending May 31, 2017	Period Ending August 31, 2017	Total at May 31, 2017
Research and development
Clinical observational trials	$106,977	$131,074	$209,074	$209,074	$656,199
Development costs	83,000	393,500	106,500	424,000	1,007,000
Total research and development	189,977	524,574	315,574	633,074	1,663,199
General and administrative costs	437,560	462,000	438,583	423,667	1,761,810
Estimated cash requirement	$627,537	$986,574	$754,157	$1,056,741	$3,425,009

Based on our operating budget, our cash requirement for the next 12 month period is approximately $3,425,009. As at May 31, 2016, we had $27,561 cash on hand, a working capital deficit of $1,619,635 and cash flows used in operations of $421,572 for the year then ended. We will require additional capital to support our day-to-day operations and carry out the planned clinical trials and the development of the eBalance Technology. We are planning to raise this capital through debt or equity financing or through a combination of both.

Medical Device Regulations and Government Approvals

The manufacture, packaging, marketing and importing of medical devices is heavily regulated in the United States, Canada and Europe.  Further, we expect that any other countries in which we may seek to sell or market devices based on the eBalance Technology will similarly have an extensive regulatory environment.

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

Prior to selling any devices based on the eBalance Technology for the treatment in the United States or Canada, we will be required to make applications to obtain approval from the FDA and Health Canada, respectively.  The type of application and complexity of the procedures for obtaining FDA and Health Canada approval will depend upon the classification of the devices that we develop under the provisions of the United States Food and Drugs Act of 1906, as amended, and the Food and Drugs Act (Canada), as amended, respectively, and related regulations.  In addition, we may be required to apply to the FDA for an investigational device exemption (IDE) and/or Health Canada under the Investigational Testing Authorization (“ITA”) program for the use of any such devices in clinical trials that we sponsor to test the efficacy of the eBalance Technology in treating diabetes and related ailments. An application for an ITA has been submitted to Health Canada in July 2016 and is currently being reviewed by Health Canada.

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

Marketing Plans

Once approved for marketing, the intent is to market devices incorporating the eBalance Technology through authorized dealers and distributors of medical equipment, as well as directly to end users and to professional / institutional users. Devices targeted at end users are expected to be self-managed devices that can be used by individuals in the comfort of their own homes.  Devices targeted at professional / institutional users are expected to be larger scaled devices that can be used in clinical settings. A professional sales force is also expected to be developed. Initially, the Company intends to focus on marketing any products that we develop based on the eBalance Technology in the United States and Canada.  The North America and Caribbean include approximately 44.3 million patients suffering from diabetes mellitus and related complications of which 50% are struggling to keep their blood sugar levels within recommended ranges and therefore potentially benefitting from our eBalance Technology.

Competition

The current market for treatments that assist in the control and management of diabetes and its complications is highly competitive. However, since our technology is based on the microcurrent therapy, which is not traditionally used for management of diabetes, direct competition for eBalance Technology is not well defined.

Indirect competitors include a multitude of pharmaceutical companies that produce insulin and other various drugs to maintain and prevent diabetes related complications; companies producing glucose monitoring devices.

Competitors in microcurrent therapy would include BodiHealth Systems, focusing on pain relief market in US; Electromedical Products International, Inc., the company that developed Alpha-Stim® PPM, which treats and alleviates acute, chronic or postoperative pain using microcurrent therapy.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

Our eBalance Technology is not protected by a patent or a trademark.

As of the date of the filing of this Annual Report on Form 10-K, we are continuing our negotiations with Bio4Med on the licensing agreement for the microcurrent technology that underlies our eBalance Technology. When completed, we expect that the Licensing Agreement will also include royalty payable to Bio4Med for each device sold based on this technology.

Number of Total Employees and Number of Full Time Employees

We currently have no employees other than our executive officers, who provide their services as independent consultants. We contract for the services of medical and technical staff we require to administer our observational studies and the  clinical trials, as well as other consultants on “as needed” basis.

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

We are subject to numerous governmental regulations which can increase our costs of developing the eBalance Technology and products based on this technology.

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

The cost to us of any patent litigation or interference proceeding could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or interference proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and interference proceedings could also absorb significant management time

Competitors' intellectual property may prevent us from selling our products or have a material adverse effect on our future profitability and financial condition.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and MediSpa courses through our wholly owned subsidiary, Avyonce. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proved. We have yet to prove our eBalane Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $3,254,597 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our business will fail.

We must obtain additional capital or our business will fail. In order to continue development of our eBalance Technology and to successfully complete observational and clinical trials, we must secure more funds. Currently, we have very limited resources and have already accumulated a deficit. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 2872 Sumter Valley Circle, Henderson, NV 89052. Our wholly owned subsidiary’s, Avyonce’s, and Cell MedX (Canada) Corp.’s principle office is located at 810 – 789 West Pender Street, Vancouver, BC V6C 1H2. Other than these offices, we do not currently maintain any other facilities, and do not anticipate the need for maintaining other facilities at any time in the foreseeable future.

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

High & Low Bids
Period ended	High	Low
August 31, 2014	$0.78	$0.21
November 30, 2014	$0.702	$0.21
February 28, 2015	$0.775	$0.26
May 31, 2015	$0.32	$0.11
August 31, 2015	$0.33	$0.255
November 30, 2015	$0.21	$0.10
February 29, 2016	$0.32	$0.065
May 31, 2016	$0.29	$0.10

HOLDERS OF RECORD

As of September 12, 2016, we had approximately 41 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended May 31, 2016, we completed the following unregistered sales of our equity securities:

•
On August 5, 2015, we issued to our CEO, President and a member of the board of directors options to purchase up to 2,500,000 shares of our common stock (the “CEO Options”). The CEO Options are exercisable at $0.35 per share, subject to the following vesting schedule:

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

•
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

•
On March 3, 2016, as additional consideration for Mr. Richard Jeffs lending us $50,000 in exchange for an unsecured promissory note, we issued to Mr. Jeffs share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of the Company’s common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year.

The Warrants were issued to Mr. Jeffs in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S of the Securities Act, on the basis of representations made by Mr. Jeffs that he is not a "US Person" (as that term is deﬁned in Regulation S) and was not in the United States at the time the Lender acquired the Warrants.

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2016	2015	(Decrease)
Sales	$36,557	$42,624	(14.2)%
Cost of goods sold	(28,416)	(26,560)	7.0%
Gross margin	8,141	16,064	(49.3)%
Operating expenses
Amortization	20,603	1,955	953.9%
Consulting fees	331,587	275,146	20.5%
Financing costs	-	88,900	(100.0)%
General and administrative expenses	241,666	294,318	(17.9)%
Research and development costs	650,377	177,867	265.7%
Stock-based compensation	868,160	203,829	325.9%
Total operating expenses	2,112,393	1,042,015	102.7%
Other items
Accretion expense	(5,028)	-	n/a
Gain on sale of equipment	2,979	-	n/a
Interest	(32,836)	(6,214)	428.4%
Net loss	$(2,139,137)	$(1,032,165)	107.2%

Revenues

Our revenue during the years ended May 31, 2016 and 2015 was associated with the operations of our wholly owned subsidiary, Avyonce Cosmedics Inc. (“Avyonce”). The revenue consisted of sales of spa equipment and consumable products, as well as continuing education courses to estheticians and health care professionals in the field of medical aesthetics. During the year ended May 31, 2016, due to the unforeseen downward trend in spa equipment supply market, the business efforts of Avyonce were redirected to the observational studies of the effects of the eBalance Therapy.

Operating Expenses

During the year ended May 31, 2016, our operating expenses increased by 102.7% from $1,042,015 incurred during the year ended May 31, 2015, to $2,112,393 incurred during the year ended May 31, 2016. The increase was mainly associated with our increased research and development activities during the year as well as stock-based compensation we granted to our senior officers. The most significant year-to-date changes were as follows:

●
Our research and development fees for the year ended May 31, 2016, increased by $472,510, from $177,867 we incurred during the year ended May 31, 2015 to $650,377 for the year ended May 31, 2016. We recorded $496,345 as fair value of options to acquire up to 2,500,000 shares of our common stock that we granted to Ms. Arnett and Mr. Hargreaves in connection with our acquisition from them of the eBalance Technology pursuant to our Technology Purchase Agreement, as amended. In addition, we incurred $50,000 pursuant to our Management Consulting Agreement with Dr. Sanderson, and $26,700 with Newport Aesthetics Research, for conducting our US-based clinical study (which we have terminated during the year ended May 31, 2016, when the clinical trials were moved to Canada during the 4th quarter of our Fiscal 2016). In the comparative period, our research and development costs included $100,000 we paid Ms. Arnett and Mr. Hargreaves for the eBalance Technology, pursuant to our Technology Purchase Agreement, as amended, and $70,000 we paid or accrued to Dr. Sanderson, as compensation for his agreeing to act as our Chief Medical Officer and to design and carry out our medical studies.

●
During the year ended May 31, 2016, we recorded $868,160 in share-based compensation, an increase of $664,331 as compared to $203,829 we recorded during the year ended May 31, 2015. The share-based compensation included $262,874 (2015 - $203,829) in fair market value of the options we issued to Dr. Sanderson pursuant to his consulting agreement with us, and $605,286 (2015 - $Nil) in fair market value of the options we issued to Mr. McEnulty pursuant to his option agreement with us.

●
During the year ended May 31, 2016, our consulting and management fees increased by $56,441 and $27,600, respectively. We incurred $331,587 in consulting fees (2015 - $275,146), of this amount, $159,437 (2015 - $172,647) was paid or accrued to Jean Arnett and Brad Hargreaves – the vendors of our eBalance Technology - for assisting us with our business development efforts. Our management fees for the year ended May 31, 2016, totaled $55,200 (2015 - $27,600).

●
In order to continue providing information about our Company and the eBalance Technology to the general public, during the year ended May 31, 2016, we incurred $28,375 in corporate communications and $4,801 in marketing fees; these costs decreased significantly compared to $80,631 we incurred for corporate communications and marketing fees during the year ended May 31, 2015, which included programming and design of our corporate web site, the production of PowerPoint and video presentations associated with our eBalance technology and the business of the Company.

●
During the year ended May 31, 2015, we recorded $88,900 in financing fees on the loan agreements we entered into to support our current operations. The non-cash financing fees resulted from the conversion features of the loans, which were below the market value of the shares on the date of the transactions.

●
Our legal fees for the year ended May 31, 2016, were $39,807, as compared to $64,819 we incurred during the year ended May 31, 2015. Higher legal fees during the year ended May 31, 2015 were associated with the acquisition of the eBalance Technology. In addition, during the year ended May 31, 2015, we recorded $29,646 in due diligence costs related to the acquisition of the eBalance Technology.

Other Items

●
During the year ended May 31, 2016, we accrued $32,836 (2015 - $6,214) in interest associated with the outstanding notes payable. Of this interest, $7,620 was accrued on $197,000 in notes payable we issued to Mr. Jeffs, our major shareholder.

●	During the year ended May 31, 2016, we recorded $2,979 in a gain on sale of equipment which we sold to Mr. Hargreaves for total proceeds of $19,301.
●
During the year ended May 31, 2016, we recorded $5,028 (2015 - $Nil) in accretion expense which resulted from the difference between the 6%  stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs.

Liquidity and Capital Resources

Working Capital
	Year Ended May 31,		Percentage
	2016	2015	Increase / (Decrease)
Current assets	$61,844	$20,718	198.5%
Current liabilities	1,681,479	730,630	130.1%
Working capital deficit	$(1,619,635)	$(709,912)	128.1%

As of May 31, 2016, we had a cash balance of $27,561, a working capital deficit of $1,619,635 and cash flows used in operations of $421,572 for the year then ended. During the year ended May 31, 2016, we funded our operations with $247,000 we received from Mr. Jeffs, our major shareholder, and with $480,000 we received from non-related parties. See “Net Cash Provided By Financing Activities”.

We did not generated sufficient cash flows from our operating activities to satisfy our cash requirements for the Fiscal 2016.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flows
	Year Ended May 31,
	2016	2015
Cash flows used in operating activities	$(421,572)	$(316,811)
Cash flows used in investing activities	(218,790)	(27,801)
Cash flows provided by financing activities	666,788	345,244
Effects of foreign currency exchange on cash	(123)	(575)
Net increase in cash during the period	$26,303	$57

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2016, was $421,572. This cash was primarily used to cover our cash operating expenses of $689,172, to increase our inventory by $3,925 and increase our other current assets mainly associated with the prepayments of future expenses by $8,429. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $136,278 and $8,268, respectively, as well as an increase in the amounts due to related parties of $135,408.

Net cash used in operating activities during the year ended May 31, 2015, was $316,811. This cash was primarily used to cover our cash operating expenses of $735,964, to increase our inventory held by Avyonce by $729 and increase our other current assets mainly associated with the prepayments of future expenses by $18,772. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $222,790 and $30,402, respectively, as well as an increase in the amounts due to related parties of $185,462.

Non-cash transactions

During the year ended May 31, 2016, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•
$496,345 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock, which we issued to Ms. Arnett and Mr. Hargreaves as part of the options to purchase up to 20,000,000 shares of our common stock pursuant to our Technology Purchase Agreement, dated for reference November 25, 2014, and which vested on August 26, 2015;

•
$262,874 in share-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $605,286 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Frank McEnulty, our CEO and President;

•	$32,836 in interest we accrued on the outstanding notes payable. Of this interest, $7,620 was accrued on $197,000 in notes payable we issued to Mr. Jeffs, our major shareholder;
•
$5,028 in accretion expense which resulted from the difference between the 6%  stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs;

•	$20,603 in amortization expense we recorded on the equipment that is being used in our research of the eBalance Technology;
•
$20,364 in share-based compensation associated with the fair value of the options to purchase up to 150,000 shares of our common stock, which we issued to Mr. Bulwa, as apart of his Consulting Agreement with us;

•	$9,608 loss that resulted from foreign exchange fluctuations on Canadian dollar denominated transactions; and
•	$2,979 gain on sale of equipment, which we sold to Mr. Hargreaves.

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

•	$6,214 in interest we accrued on the outstanding notes payable we issued to non-related parties;
•	$1,955 in amortization expense we recorded on our equipment to be used in clinical trials of our eBalance Technology; and
•	$4,697 gain that resulted from foreign exchange fluctuations on Canadian Dollar denominated loans and advances we received.

Net Cash Provided by Financing Activities

During the year ended May 31, 2016, we borrowed a total of $480,000 from unrelated parties and $197,000 from our major shareholder.  These loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. In addition, we borrowed $50,000 from our major shareholder, which is to be repaid on or before March 3, 2017. The loan bears a 6% interest rate, however, due to the issuance of the warrants to acquire up to 2,000,000 shares of the Company’s common stock, which were issued to Mr. Jeffs as consideration for lending us the funds, the fair value of the loan, at the time of the transaction, was determined to be $25,000, which resulted in 77.51% implied interest.

During the same period we repaid $60,212 in non-interest bearing advances, net of any additions, to a non-related party.

During the year ended May 31, 2015, we borrowed a total of $205,000 from City Group LLC (the “Lender”), an unrelated party.  The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. Subject to applicable US securities laws, at the discretion of the Lender, $195,000 of principle amount outstanding and accrued interest thereon may be converted into shares of our common stock at $0.50 per share.  We recorded $88,900 in non-cash financing fees associated with the conversion feature. In addition, we received $40,523 and $24,721 (CAD$27,500) in non-interest bearing advances from an unrelated party; these advances were due on demand and were repaid during our Fiscal 2016.

In addition to the debt financing, during the same period we received subscriptions for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consisted of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share. As of the date of this report, the Units subscribed for remain unissued.

Net Cash Used in Investing Activities

During the year ended May 31, 2016, we paid $218,790 for the equipment which is being used in our clinical and observational studies. During the year ended May 31, 2015, we paid $27,801 for the equipment which is being used in our observational studies.

Going Concern

The notes to our audited consolidated financial statements at May 31, 2016, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we were able to generate only minimal revenue from the operations of our wholly owned subsidiary, Avyonce. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing.

We have accumulated a deficit of $3,254,597 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Principals of consolidation

The consolidated financial statements include the accounts of Cell MedX Corp. and our wholly owned subsidiaries, Avyonce Cosmedics Inc. and Cell MedX (Canada) Corp. On consolidation, we eliminate all intercompany balances and transactions.

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

The functional currency of our wholly owned subsidiaries is the Canadian dollar. On consolidation, the subsidiaries translate the assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translate revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. As of the date of this Annual Report on Form 10-K we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Accounts receivable

Receivables represent valid claims against debtors for services provided or goods sold on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At May 31, 2016 and 2015, our allowance for doubtful accounts was $Nil.

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

At May 31, 2016, we had $27,561 in cash on deposit with a large chartered Canadian bank and a large US bank. Of these deposits approximately $4,662 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Accounts receivable consists of sales income generated by our wholly owned subsidiary, Avyonce, and is not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. We routinely assess the financial strength of our source of revenue income and as a consequence, concentration of credit risk is limited. At May 31, 2016, we had $1,040 in accounts receivable outstanding.

Recent accounting standards and pronouncements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of May 31, 2016 and May 31, 2015	F-2
Consolidated Statements of Operations for the years ended May 31, 2016 and May 31, 2015	F-3
Consolidated Statement of Stockholders’ Deficit for the years ended May 31, 2016 and May 31, 2015	F-4
Consolidated Statements of Cash Flows for the years ended May 31, 2016 and May 31, 2015	F-5
Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cell MedX Corp.

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. (the “Company”) as of May 31, 2016 and 2015, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Cell MedX Corp. as of May 31, 2016 and 2015, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                                                                                                                                               /s/DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS
Vancouver, Canada
September 12, 2016

CELL MEDX CORP.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	May 31, 2016	May 31, 2015
ASSETS

Current assets
Cash	$27,561	$1,258
Inventory	4,599	707
Other current assets	29,684	18,753
Total current assets	61,844	20,718

Equipment	207,083	25,846
Total assets	$268,927	$46,564

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$384,147	$242,954
Accrued liabilities	37,966	30,339
Due to related parties	307,650	183,538
Notes and advances payable	951,716	273,799
Total liabilities	1,681,479	730,630

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at May 31, 2016 and 2015	31,000	31,000
Additional paid-in capital	1,734,498	324,629
Obligation to issue shares	75,000	75,000
Accumulated deficit	(3,254,597)	(1,115,460)
Accumulated other comprehensive income	1,547	765
Total stockholders' deficit	(1,412,552)	(684,066)
Total liabilities and stockholders’ deficit	$268,927	$46,564

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	Year ended	Year ended
	May 31,	May 31,
	2016	2015

Revenue
Sales	$36,557	$42,624
Cost of goods sold	28,416	26,560
Gross margin	8,141	16,064

Operating expenses
Amortization	20,603	1,955
Consulting fees	331,587	275,146
Financing fees	-	88,900
General and administrative expenses	241,666	294,318
Research and development costs	650,377	177,867
Stock-based compensation	868,160	203,829
Total operating expenses	2,112,393	1,042,015

Other items
Accretion expense	(5,028)	-
Gain on sale of equipment	2,979	-
Interest	(32,836)	(6,214)
Net loss	(2,139,137)	(1,032,165)

Unrealized foreign exchange translation gain	782	765
Comprehensive loss	$(2,138,355)	$(1,031,400)
Net loss per common share
Basic and diluted	$(0.07)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(EXPRESSED IN US DOLLARS)

			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Accumulated	Income	Total

Balance - May 31, 2014	31,000,000	$31,000	$-	$31,900	$(83,295)	$-	$(20,395)

Financing costs - beneficial conversion feature	-	-	-	88,900	-	-	88,900
Proceeds from share subscription	-	-	75,000	-	-	-	75,000
Stock-based compensation	-	-	-	203,829	-	-	203,829
Net loss for the year ended May 31, 2015	-	-	-	-	(1,032,165)	-	(1,032,165)
Translation to reporting currency	-	-	-	-	-	765	765

Balance - May 31, 2015	31,000,000	31,000	75,000	324,629	(1,115,460)	765	(684,066)

Options issued for technology	-	-	-	496,345	-	-	496,345
Options issued for consulting fees	-	-	-	20,364	-	-	20,364
Stock-based compensation	-	-	-	868,160	-	-	868,160
Warrants issued for term loan	-	-	-	25,000	-	-	25,000
Net loss for the year ended May 31, 2016	-	-	-	-	(2,139,137)	-	(2,139,137)
Translation to reporting currency	-	-	-	-	-	782	782

Balance - May 31, 2016	31,000,000	$31,000	$75,000	$1,734,498	$(3,254,597)	$1,547	$(1,412,552)

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2016	2015

Cash flows used in operating activities:
Net loss	$(2,139,137)	$(1,032,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	5,028	-
Accrued interest on notes payable	32,836	6,214
Amortization	20,603	1,955
Consulting fees - non-cash	20,364	-
Financing costs	-	88,900
Foreign exchange loss (gain)	9,608	(4,697)
Gain on sale of equipment	(2,979)	-
Research and development costs - non-cash	496,345	-
Stock-based compensation	868,160	203,829
Changes in operating assets and liabilities:
Inventory	(3,925)	(729)
Other current assets	(8,429)	(18,772)
Accounts payable	136,278	222,790
Accrued liabilities	8,268	30,402
Due to related parties	135,408	185,462
Net cash flows used in operating activities	(421,572)	(316,811)

Cash flows used in investing activities:
Acquisition of equipment	(218,790)	(27,801)
Net cash used in investing activities	(218,790)	(27,801)

Cash flows from financing activities
Advances payable	(60,212)	65,244
Proceeds from notes payable	727,000	205,000
Obligation to issue shares	-	75,000
Net cash provided by financing activities	666,788	345,244

Effects of foreign currency exchange on cash	(123)	(575)
Increase in cash	26,303	57
Cash, beginning	1,258	1,201
Cash, ending	$27,561	$1,258

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Cell MedX Corp. (the “Company”) was incorporated under the laws of the State of Nevada. On November 26, 2014, the Company formed a subsidiary, Avyonce Cosmedics Inc., (“Avyonce”) and on April 26, 2016, the Company formed an additional subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada”). Both subsidiaries were formed under the laws of British Columbia.

The Company is an early development stage company focused on the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes. Through Avyonce, the Company is engaged in reselling and marketing spa technology and equipment.

Going concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2016, the Company has not achieved profitable operations and has accumulated a deficit of $3,254,597. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principles of consolidation
The consolidated financial statements include the accounts of Cell MedX Corp. and its subsidiaries, Avyonce and Cell MedX Canada. On consolidation, all intercompany balances and transactions are eliminated.

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

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

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

The functional currency of Avyonce and Cell MedX Canada is the Canadian dollar. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

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

Financial instruments
The Company’s financial instruments include cash, inventory, amounts receivable, accounts payable, notes and advances payable, and amounts due to related parties. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Stock options and other stock-based compensation
For equity awards, such as stock options, total compensation cost is based on the grant date fair value and for liability awards, such as stock appreciation rights, total compensation cost is based on the settlement value. The company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

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

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016
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

During the year ended May 31, 2015, the cash consideration paid for acquisition of the Technology has been expensed as research and development costs.

On August 26, 2015, the board of directors of the Company determined that the options to purchase up to 2,500,000 common shares of the Company’s common stock granted to the Vendors for the Technology, which were to vest upon the design and commencement of the first clinical trial, have vested. The total fair value of the vested options was calculated to be $496,345 (Note 10) and was expensed as research and development costs.

NOTE 4– RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Notes 8 and 9) at May 31, 2016 and 2015:
	May 31, 2016	May 31, 2015
Due to the Chief Executive Officer (“CEO”) and President	$66,254	$23,054
Due to the Vice President (“VP”), Corporate Strategy	95,575	60,228
Due to the VP, Technology and Operations	56,596	44,362
Due to the Chief Medical Officer	81,059	51,059
Due to a company owned by VP, Corporate Strategy and VP Technology and Operations	1,747	1,835
Due to the Chief Financial Officer (“CFO”)	6,419	3,000
Due to related parties	$307,650	$183,538

Amounts are unsecured, due on demand and bear no interest.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

During the years ended May 31, 2016 and 2015, the Company had the following transactions with related parties:

	May 31, 2016	May 31, 2015
Management fees incurred to the CEO and President	$43,200	$21,600
Stock-based compensation incurred to the CEO and President (Note 10)	605,286	-
Management fees incurred to the CFO	12,000	6,000
Consulting fees incurred to the VP, Corporate Strategy	85,669	95,915
Consulting fees incurred to the VP, Technology and Operations	73,768	76,732
Cash consideration paid for Technology to the VP, Technology and Operations and VP, Corporate Strategy	-	100,000
Net payments made (received) for equipment acquired from (sold to) the VP, Technology and Operations and VP, Corporate Strategy	(8,911)	8,500
Value of options issued and vested for Technology acquired from the VP, Technology and Operations and VP, Corporate Strategy, and recorded as part of research and development costs (Notes 3 and 10)	496,345	-
Inventory acquired from a company owned by VP, Technology and Operations and VP, Corporate Strategy	-	1,689
Consulting fees incurred to the Chief Medical Officer and recorded as part of research and development costs (Note 5)	50,000	70,000
Stock-based compensation incurred to the Chief Medical Officer (Notes 5 and 10)	262,874	203,829
Research and development costs incurred to a company controlled by the Chief Medical Officer	26,700	-
Accrued interest expense incurred to a significant shareholder, included in general and administrative expense (Note 8)	7,620	-
Accretion expense associated with a loan agreement entered into with significant shareholder (Note 9)	5,028	-
Total transactions with related parties	$1,659,579	$584,265

NOTE 5 – MATERIAL AGREEMENTS

Management Consulting Agreement

On January 13, 2015, the Company entered into a three-year Management Consulting Agreement (the “Consulting Agreement”) with Dr. John Sanderson, MD. Pursuant to the Consulting Agreement, the Company agreed to pay Dr. Sanderson a monthly consulting fee of $10,000.  In addition, the Company agreed to pay Dr. Sanderson a signing bonus of $10,000, plus an additional $10,000 as compensation for the past consulting services (Note 4). In the event of early termination without cause $60,000 will become payable to Dr. Sanderson.

The Company also issued to Dr. Sanderson non-transferrable options to purchase up to 2,400,000 shares of the Company’s common stock at an exercise price of $0.67 per share. The options vest quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date subject to early termination provisions in the event that Dr. Sanderson ceases to act for the Company in any capacity. As of May 31, 2016, the options to purchase up to 1,000,000 shares of the Company’s common stock had vested. During the year ended May 31, 2016, the Company recorded stock-based compensation of $262,874 (2015 - $203,829) in connection with the vesting of these options (Note 10).

During the year ended May 31, 2016, the Company and Dr. Sanderson reached an agreement to suspend his consulting services until further notice, since the Company decided to move its clinical and observational studies to Canada.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

Service Agreement for Observational Clinical Trials

On March 15, 2016, the Company entered into a service agreement with Nutrasource Diagnostics Inc. (“Nutrasource”) for its observational clinical studies in Canada (the “Clinical Studies”). The Clinical Studies will span over a 3 to 8 month period and will examine the effects of eBalance therapy on diabetes and associated complications. The estimated cost of the Clinical Studies is approximately CAD$345,000, payable in monthly instalments of CAD$20,242 over a period of 17 months.

NOTE 6 – EQUIPMENT

On October 1, 2015, the Company entered into an eBalance Prototype Development Agreement (the “Development Agreement”) with an unrelated party (the “Developer”) for development of its first eBalance Professional Series Device (the “Prototype”). Based on the Development Agreement, upon delivery of the Prototype the Company paid the Developer $12,848 (EURO €12,000).

On December 15, 2015, the Company submitted its first manufacturing order with the Developer to manufacture 25 eBalance Professional Series devices (the “eBalance Pro Devices”) based on the Prototype delivered to the Company in November 2015. The Company incurred a total of $185,027 in costs associated with commissioning of 25 eBalance Pro Devices, which were recorded as part of equipment and are being amortized on a straight line basis over their estimated useful lives of three (3) years.

These prototypes were received in spring of 2016 and have been provided to various clinicians to aid the Company with collection of data.

During the year ended May 31, 2016, the Company sold equipment to a director of the Company for proceeds of $19,301 resulting in a gain on sale of equipment of $2,979 recorded in the statement of operations.

Amortization schedule for the equipment at May 31, 2016 and 2015:

	May 31, 2016	May 31, 2015
Book value, beginning of the period	$25,846	$-
Changes during the period	201,840	27,801
Amortization	(20,603)	(1,955)
Book value, end of the period	$207,083	$25,846

NOTE 7 – INVENTORY

As at May 31, 2016, the inventory consisted of supplies held for resale, and was valued at $4,599 (May 31, 2015 - $707). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

NOTE 8 – NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at May 31, 2016 and 2015:

As at May 31, 2016
Principal outstanding	Interest rate per annum	Additional description	Accrued Interest / Accretion	Total Book Value
$195,000	6%	Convertible	$18,588	$213,588
490,000	6%	Non-convertible	12,842	502,842
197,000	6%	Related Party (Note 4)	7,620	204,620
50,000	6%	Related Party Term Loan (Notes 4 and 9)	5,028	30,028
638	0%	Advances	-	638
$932,638			$44,078	$951,716
.

As at May 31, 2015
Principal outstanding	Interest rate per annum	Additional description	Accrued Interest / Accretion	Total Book Value
$195,000	6%	Convertible	$6,147	$201,147
10,000	6%	Non-convertible	67	10,067
62,585	0%	Advances	-	62,585
$267,585			$6,214	$273,799

During the year ended May 31, 2016, the Company entered into a number of loan agreements with unrelated parties for a total of $480,000 (2015 - $205,000). These loans bear interest at 6% per annum, are unsecured and are payable on demand. During the same period, the Company entered into a number of loan agreements with Mr. Richard Jeffs (“Mr. Jeffs”), the Company’s major shareholder, for a total of $247,000 (2015 – $Nil). The loans for a total of $197,000 bear interest at 6% per annum, are unsecured and are payable on demand. The remaining loan for $50,000 bears interest at 6% per annum compounded annually, and is payable on March 3, 2017 (Note 9).

During the year ended May 31, 2016, the Company repaid $60,212, net of additions, in non-interest bearing advances. These advances were unsecured and payable on demand.

As of May 31, 2016, the Company recorded $32,836 (2015 - $6,214) in interest expense associated with above loans, not including the interest accumulated on the Term Loan with Mr. Jeffs (Note 9).

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

Convertible Loans

During the year ended May 31, 2015, the Company signed two loan agreements with City Group LLC., (the “Lender”) for $125,000 and $70,000. The loans bear interest at 6% per annum, are unsecured and payable on demand. At the discretion of the Lender, the loans and accrued interest thereon can be converted into restricted shares of common stock of the Company at $0.50 per share. Since at the time of the transactions the conversion price was below the market value of the shares of the Company’s common stock, the Company recorded a beneficial conversion feature and associated non-cash financing costs of $88,900.

NOTE 9 – TERM LOAN

On March 3, 2016, the Company entered into a loan agreement (the “Term Loan Agreement”) with Richard Jeffs for a loan in the principal amount of $50,000 maturing March 3, 2017, with interest payable at a rate of 6% per annum (the “Term Loan”).  As additional consideration for the Term Loan, the Company issued to the Mr. Jeffs share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of the Company’s common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year. The Warrants were determined to be detachable from the debt instrument, as the debt instrument does not have to be surrendered to exercise the warrant. Under the guidance provided by ASC 470-20-25-2, proceeds from the sale of debt instrument with stock purchase warrants must be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was $25,000 and was recorded to additional paid-in capital.

The Term Loan has effective interest rate of 77.51%, which was due primarily to the recording of non-cash accretion interest. During the year ended May 31, 2016, the Company recognized accretion expense of $5,028 (2015 - $Nil).

At March 3, 2016, the fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

At March 3, 2016
Expected Warrant Life	5 years
Risk-Free Interest Rate	1.33%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	16%

NOTE 10 – SHARE CAPITAL

During the year ended May 31, 2016, the Company did not have any transactions that resulted in the issuance of the shares of its common stock.

During the year ended May 31, 2015, the Company received a subscription for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consists of one share of the Company’s common stock and one warrant for the purchase of one additional share of the Company’s common stock, exercisable at a price of $1.00 per share, expiring one year after the issuance of the Units. As of May 31, 2016, the Units subscribed for have not yet been issued.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016
Options

On November 25, 2014, as part of the technology purchase agreement dated for reference October 16, 2014, and as amended on October 28, 2014 and November 13, 2014, the Company issued to the vendors of the Technology (the “Vendors”) options for the purchase of up to 20,000,000 shares of the Company’s common stock at an initial exercise price of $0.05 per share and expiring on the 5th year anniversary of the applicable vesting date, or on December 31, 2019, for those options that have not vested.

On August 26, 2015, the board of directors of the Company determined that the options to purchase up to 2,500,000 common shares of the Company’s common stock granted to the Vendors for the Technology, which were to vest upon the design and commencement of the first clinical trial, have vested.

The total fair value of the vested options was calculated to be $496,345 (Note 4) and was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At August 26, 2015
Expected Life of Options	5 years
Risk-Free Interest Rate	1.49%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	216%

As of May 31, 2016, the remaining options for the purchase of up to 17,500,000 shares of the Company’s common stock remained unvested.

On January 13, 2015, the Company issued 2,400,000 non-transferrable options to its Chief Medical Officer. The options vest quarterly starting on March 31, 2015, in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

The total fair value of the options was calculated to be $591,503 and was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At January 13, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.37%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	27%

As of May 31, 2016, options to acquire up to 1,000,000 shares of the Company’s common stock have vested, and the Company recognized $262,874 (2015 - $203,829) (Note 4) as share-based compensation expense for the year ended May 31, 2016. Further $124,800 will be recognized in the future periods.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

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

The total fair value of the options was calculated to be $616,886 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At August 5, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.65%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	218%

Of the total fair value of the options $605,286 (Note 4) was recognized as share-based compensation expense for the year ended May 31, 2016 and remaining $11,600 will be recognized in the first quarter of fiscal 2017.

On September 23, 2015, the Company issued 150,000 non-transferrable options to a consultant. The options vested immediately and expire on September 1, 2017.

The total fair value of the options was calculated to be $20,364 and was recorded as share-based compensation for consulting fees during the year ended May 31, 2016. The fair value of the options granted was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At September 23, 2015
Expected Life of Options	1.94 years
Risk-Free Interest Rate	0.7%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	214%

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

The changes in the number of stock options outstanding during the years ended May 31, 2016 and 2015 are as follows:

	Year ended May 31, 2016		Year ended May 31, 2015
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	22,400,000	$0.12	-	n/a
Options granted	2,650,000	$0.34	22,400,000	$0.12
Options outstanding, ending	25,050,000	$0.14	22,400,000	$0.12
Options exercisable, ending	5,650,000	$0.27	200,000	$0.67

Details of options outstanding and exercisable as at May 31, 2016 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	20,000,000	2,500,000
$0.67	January 13, 2015	2,400,000	1,000,000
$0.35	August 5, 2015	2,500,000	2,000,000
$0.20	September 23, 2015	150,000	150,000
		25,050,000	5,650,000

At May 31, 2016, the weighted average remaining contractual life of the stock options outstanding and exercisable was 4.27 years.

Warrants

On March 3, 2016 (the “Effective Date”) the Company issued non-transferrable share purchase warrants to acquire up to 2,000,000 shares of the Company’s common stock expiring on March 3, 2021, to Mr. Jeffs as additional consideration for the Term Loan (Note 9). The exercise price of these warrants is as follows:

Period expiring on:	Exercise Price
March 3, 2017	$0.15
March 3, 2018	$0.25
March 3, 2019	$0.40
March 3, 2020	$0.60
March 3, 2021	$0.75

As at May 31, 2016, the Company has 2,000,000 (May 31, 2015 – Nil) warrants outstanding. The remaining contractual life of the warrants was 4.75 years.

CELL MEDX CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

NOTE 11 – INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2016	May 31, 2015
Net loss	$(2,139,137)	$(1,032,165)
Statutory tax rate	34%	34%
Expected income tax recovery	(727,307)	(350,936)
Permanent differences	296,884	99,528
Temporary differences	7,005	665
Difference in foreign tax rates	1,345	1,408
Change in valuation allowance	422,073	249,335
Income tax recovery	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2016	May 31, 2015
Deferred income tax assets (liabilities)
Losses carried forward	$693,708	$279,970
Equipment	7,670	(665)
Less: Valuation allowance	(701,378)	(279,305)
Net deferred income tax assets	$-	$-

At May 31, 2016 and 2015, the Company had a deferred tax asset that related to net operating losses. A full valuation allowance has been established; as management believes it is more likely than not that the deferred tax asset will not be realized.

As at May 31, 2016, the Company had net operating loss carry forwards of approximately $1,977,972  (2015 - $774,500) to reduce future federal and state taxable income. The Company also had non-capital loss carry forwards of approximately $66,874 (2015 - $25,000) to reduce Canadian taxable income. These losses expire by 2036.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 12 – SUBSEQUENT EVENTS

Loan Agreements

Subsequent to the year ended May 31, 2016, the Company received $75,000 under loan agreements with non-related parties and $74,278 (CAD$96,500) under loan agreements with Richard Jeffs. The loans bear interest at 6% per annum, are unsecured, non-convertible and payable on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

Our management team is listed below:

Name	Age	Positions
Frank McEnulty	59	Chief Executive Officer, President and Director
Yanika Silina	38	Chief Financial Officer, Treasurer, Corporate Secretary
Dr. John Sanderson, MD	66	Chief Medical Officer
Jean Arnett	60	Vice President, Corporate Strategy, and Director
Bradley Hargreaves	57	Vice President, Technology and Operations

Set forth below is a brief description of the background and business experience of each of our executive officers and directors:

Mr. McEnulty has served as a director and as the Chief Executive Officer and President of our Company since March 6, 2014.  Prior to closing our acquisition of the eBalance Technology, on November 25, 2015, Mr. McEnulty also served as our Chief Financial Officer, Treasurer and Secretary.  Mr. McEnulty is an experienced executive with an extensive background in finance and accounting. Since 1996, Mr. McEnulty has been the President and CEO of Meghan Matthews, Inc., a private investment company. Since 2004, Mr. McEnulty has also been a member of the board and compensation committee for Ojai Oil Company. Ojai Oil Company currently trades on the OTC Pink marketplace. Since September 2014 until January 2015 Mr. McEnulty has been the director of Madison Technologies, Inc. From 1989 through 1995, Mr. McEnulty was the Chief Operating Officer and Vice President of Finance for Tri-Five Property Management, a foreign owned real estate investment company. Mr. McEnulty received a Masters of Business Administration from the University of Southern California and a Bachelor of Science from California State University, Long Beach.

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently the CFO of Lifestyle Delivery Systems Inc. (CSE: LDS), and a director of Kesselrun Resources Ltd., a reporting issuer listed on the TSX Venture Exchange (TSX.V: KES). Ms. Silina has previously held various management positions with other public companies listed on OTCQB and Canadian Securities Exchange.

Dr. Sanderson, MD is a stem cell researcher who began his career in clinical medicine specializing in diabetes and intravenous nutrition of critically ill patients. He has received NIH funding, has multiple issued patents and published numerous academic papers as principal investigator. While a medical director and consultant at Johnson & Johnson, Dr. Sanderson was tasked with due diligence oversight for mergers and acquisition, formulating strategic initiatives, and evaluating new technologies. In 2009 Dr. Sanderson founded Cellese Regenerative Therapeutics, Inc., a private company that focuses exclusively on the application of adult stem cells to dermatologic problems and effects of ageing; Dr. Sanderson is CEO and Chief Scientist with this company. In addition, Dr. Sanderson is a director and co-founder of Locata Corporation, a privately held technology company headquartered in Canberra, Australia. From April 2005 to January 2007, Dr. Sanderson acted as Medical Director of Johnson & Johnson’s diabetes company, LifeScan. Dr. Sanderson received his master’s degree in medicine from University of Manitoba in 1979, and his master’s degree in Physiologic Psychology from Occidental College, Los Angeles, CA in 1974.

Ms. Arnett has been involved in delivering world-class customer service to the medispa industry; this includes distribution, business planning & marketing, as well as continuing education. Ms. Arnett’s specialty is the development of strategic business models, addressing both vertical and horizontal markets thereby maximizing return on investment.  Ms. Arnett’s career has also covered banking and stock brokering positions for major banks in Canada.  Ms. Arnett has been in charge of strategic planning for XC Velle Institute Inc., a privately held technology and spa company, since 2009. In addition, from 2001 to 2009, Ms. Arnett worked in the capacity of director of business and strategic planning for a privately held technology and spa company that at one point employed up to 15 employees.  Ms. Arnett is also the inspiration behind our Technology, having lived with Type 1 diabetes for more than 50 years.

Mr. Hargreaves’ background is in engineering, with two operations journeyman tickets and four year operations certification from Shell Canada.  During the past eight years Mr. Hargreaves has researched the eBalance Technology and designed and improved treatment protocols for the treatment of disabilities and related ailments. Mr. Hargreaves will provide his expertise and technical support to our research and development team and will oversee the continuous development of the project from an engineering prospective.  Mr. Hargreaves has been the director of operations and principal of XC Velle Institute Inc., a privately held technology and spa company, since 2009.  From approximately 2002 to 2009, Mr. Hargreaves worked operations for a privately held spa company that at one point employed up to 15 employees.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

Ms. Arnett and Mr. Hargreaves are married to each other.  There are no other family relationships between our executive officers or directors.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended May 31, 2016, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Richard Jeffs	1(1)	1	nil
(1)
On March 3, 2016, we granted to Mr. Jeffs warrants to acquire up to 2,000,000 shares of our common stock as an additional consideration to $50,000 Mr. Jeffs lent to us. The grant resulted in Mr. Jeffs beneficially owning 12.5% of our issued and outstanding common stock. Mr. Jeffs filed his Form 3 reflecting his status as over 5% shareholder on April 21, 2016.

Nomination Procedure for Directors

We do not have a standing nominating committee. Recommendations for candidates to stand for election as directors are made by our Board of Directors. In carrying out their responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Cell MedX Corp., 2872 Sumter Valley Circle, Henderson, NV 89052.

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

As of May 31, 2016, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Frank McEnulty CEO and President	2015 2016	21,600(1) 43,200(1)	Nil Nil	Nil Nil	Nil 605,286(2)	Nil Nil	Nil Nil	Nil Nil	21,600 648,486
Yanika Silina CFO	2015 2016	6,000(1) 12,000(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	6,000 12,000
Dr. John Sanderson Chief Medical Officer	2015 2016	70,000(3) 50,000(3)	Nil Nil	Nil Nil	203,829(4) 262,874(4)	Nil Nil	Nil Nil	Nil Nil	273,829 312,874
Jean Arnett Vice President, Corporate Strategy	2015 2016	95,915(5) 85,669(5)	Nil Nil	Nil Nil	Nil 248,172(6)	Nil Nil	Nil Nil	Nil Nil	95,915 333,841
Bradley Hargreaves Vice President, Technology and Operations	2015 2016	76,732(5) 73,768(5)	Nil Nil	Nil Nil	Nil 248,172(6)	Nil Nil	Nil Nil	Nil Nil	76,732 321,940

(1)
We do not have any written compensation agreements with Mr. McEnulty or Ms. Silina. Mr. McEnulty and Ms. Silina are being compensated for management services based on verbal agreements between us and Mr. McEnulty and Ms. Silina who invoice us for their services at a monthly rate of $3,600 and $1,000, respectively.

(2)	Option awards represent the value assigned to the options to acquire up to 2,500,000 shares of our common stock issued pursuant to the Option Agreement with Mr. McEnulty.
(3)	Represents amounts paid or accrued to Dr. Sanderson for consulting services pursuant to the Management Consulting Agreement with Dr. Sanderson.
(4)	Option awards represent the value assigned to the options to acquire up to 2,400,000 shares of our common stock issued pursuant to the Management Consulting Agreement with Dr. Sanderson.
(5)
Represents amounts paid or accrued to Ms. Arnett and Mr. Hargreaves for consulting services pursuant to the Consulting Agreements, which were verbally amended during the Fiscal 2016, among Ms. Arnett, Mr. Hargreaves and us.

(6)
Option awards represent the value assigned to the options to acquire up to 2,500,000 shares of our common stock which vested on August 26, 2015, issued pursuant to the technology purchase agreement dated for reference October 16, 2014, and as amended on October 28, 2014 and November 13, 2014 between Ms. Arnett, Mr. Hargreaves and us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unvested stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of May 31, 2016.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date
Jean Arnett(1)	1,250,000	-	$0.05	Aug. 26, 2015	Aug. 26, 2020
Vice President, Corporate Strategy	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	2,500,000	$0.05	(1)	5 years after vesting
	-	2,500,000	$0.05	(1)	5 years after vesting

Bradley Hargreaves(1)	1,250,000	-	$0.05	Aug. 26, 2015	Aug. 26, 2020
Vice President, Technology and Operations	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	1,250,000	$0.05	(1)	5 years after vesting
	-	2,500,000	$0.05	(1)	5 years after vesting
	-	2,500,000	$0.05	(1)	5 years after vesting

Dr. Sanderson	200,000	-	$0.67	Mar. 31, 2015	Mar. 31, 2020
Chief Medical Officer	200,000	-	$0.67	Jun. 30, 2015	Jun. 30, 2020
	200,000	-	$0.67	Sept. 30, 2015	Sept. 30, 2020
	200,000	-	$0.67	Dec. 31, 2015	Dec. 31, 2020
	200,000	-	$0.67	Mar. 31, 2016	Mar. 31, 2021
	-	200,000	$0.67	Jun. 30, 2016	Jun. 30, 2021
	-	200,000	$0.67	Sept. 30, 2016	Sept. 30, 2021
	-	200,000	$0.67	Dec. 31, 2016	Dec. 31, 2021
	-	200,000	$0.67	Mar. 31, 2017	Mar. 31, 2022
	-	200,000	$0.67	Jun. 30, 2017	Jun. 30, 2022
	-	200,000	$0.67	Sept. 30, 2017	Sept. 30, 2022
	-	200,000	$0.67	Dec. 31, 2017	Dec. 31, 2022

Frank McEnulty	500,000	-	$0.35	Aug. 5, 2015	Aug. 5, 2020
Chief Executive Officer	500,000	-	$0.35	Oct. 1, 2015	Oct. 1, 2020
	500,000	-	$0.35	Jan. 1, 2016	Jan. 1, 2021
	500,000	-	$0.35	Apr. 1, 2016	Apr. 1, 2021
	-	500,000	$0.35	Jul. 31, 2016	Jul. 31, 2021

(1)
On November 24, 2014, we issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share (the “Arnett/Hargreaves Options”). Exercise of the Arnett/Hargreaves Options is subject to certain vesting conditions based on the design, initiation and completion of clinical trials for the eBalance Technology.  On November 30, 2014, we amended the terms of the Arnett/Hargreaves Options to re-define the clinical trials to be conducted.  As amended, the Arnett/Hargreaves Options vest as follows:

Combined Number of Options to Vest	Vesting Condition
2,500,000	Upon the design and commencement of the First Clinical Trial (vested on August 26, 2015)
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

The “First Clinical Trial” means a pilot clinical trial conducted on human subjects designed to test the safety and efficacy of the eBalance Technology as an adjunctive treatment for diabetes mellitus. Objectives for this trial include the identification of markers of improved diabetic control, insight into optimal treatment parameters, magnitude and timing of clinical effects, and measurement of overall efficacy while monitoring for any potential adverse effects.

The “Second Clinical Trial” means a controlled clinical trial conducted on human subjects to evaluate the safety and efficacy of the eBalance Technology in a more formal multicenter format.  Specific objectives and study endpoints will be informed by the results of the pilot clinical trial. The magnitude of the eBalance Technology’s bioelectric impacts on diabetes management and outcomes will be investigated over a longer time frame, while seeking to establish optimal prescriptions of current dosing, frequencies, timing, waveform, pulsing, and patterning. The Second Clinical Trial will also include a series of investigations in vitro and in diabetic model animals to further elucidate mechanisms of action, limits of dosing safety, and to explore for occult adverse effects of bioelectrical therapies.

The “Third Clinical Trial” means a formal, controlled & blinded clinical trial conducted on human subjects designed to demonstrate efficacy and safety of the eBalance device, adhering to the rigorous standards of an FDA approved and monitored Investigational New Device, and producing data adequate to support the Pre-Marketing Approval (PMA) application as well as subsequent filings with regulatory agencies in non-U.S. jurisdictions. The claims for the device will be driven by the discoveries of the first two clinical trials as well as animal safety data. The study design will examine the efficacy of eBalance Technology in ameliorating the signs and symptoms of diabetes mellitus, reducing the incidence and/or impact of common complications of diabetes, and improving overall diabetes control. The cost implications of such benefits will also be examined.

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

On August 5, 2015, we granted to Mr. McEnulty, options to purchase up to 2,500,000 shares of our common stock.  The options granted to Mr. McEnulty are exercisable at $0.35 per share and vest in equal installments of 500,000 shares each, with options for the first 500,000 shares vesting on the grant date.  The remaining options vested on October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016, respectively, and expire on the 5th year anniversary of the applicable vesting date, subject to certain early termination provisions, upon death, or if Mr. McEnulty ceases to act for us in any capacity either voluntarily or as a result of a termination or removal for cause.

Dr. John Sanderson

As of the filing of this Annual Report of Form 10-K we have suspended our  Management Consulting Agreement with Dr. Sanderson (the “Sanderson Agreement”) due to the move of our clinical trials to Canada. Pursuant to the Sanderson Agreement, Dr. Sanderson was entitled to a base consulting fee of $10,000 per month. In the event of early termination without cause Dr. Sanderson was entitled to $60,000 in severance pay, which was to become payable immediately upon termination. Dr. Sanderson waived his right to the severance pay.

Dr. Sanderson continues to provide his services as a head of our advisory board in exchange for the options to purchase up to 2,400,000 shares of our common stock at an exercise price of $0.67 per share, which we have granted to him on January 13, 2015. The options vest quarterly starting on March 31, 2015, in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

Jean Arnett and Bradley Hargreaves

Prior to their appointments as our Vice President of Corporate Strategy and Vice President of Technology and Operations, respectively, we entered into separate consulting agreements with Ms. Arnett and Mr. Hargreaves to assist us in our business development efforts. These agreements extended for an initial term of two months, but have been extended on a month-to-month basis. Under the terms of their consulting agreements, we paid Ms. Arnett and Mr. Hargreaves consulting fees of CAD$12,500 and CAD$10,000 per month.

As of December 1, 2015, we have renegotiated Ms. Arnett’s and Mr. Hargreaves’ consulting agreements. Under new terms Ms. Arnett and Mr. Hargreaves were each entitled to receive USD$5,000 per month.

DIRECTOR COMPENSATION

The compensation paid to our directors during our May 31, 2016 fiscal year, has been disclosed in the tables above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of September 9, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of September 12, 2016, there were 31,000,000 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jean Arnett 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(1)	19.38%
Common Stock	Brad Hargreaves 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(2)	19.38%
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	4,152,900 (3)	12.58%

Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Frank McEnulty Chief Executive Officer, President and Director 2872 Sumter Valley Circle Henderson, NV 89052	2,500,000(4)	7.46%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer and Secretary 810 – 789 West Pender Street, Vancouver, BC V6C 1H2	50,000	0.16%
Common Stock	Jean Arnett, Vice President, Corporate Strategy and Director 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(1)	19.38%
Common Stock	Brad Hargreaves Vice President, Technology and Operations 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(2)	19.38%
Common Stock	Dr. Sanderson, MD Chief Medical Officer 9 Islandview Irvine, CA 92604	1,400,000(5)	4.32%
Common Stock	Directors and Executive Officers (as a group)	16,450,000	53.06%
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

(3)
4,152,900 shares listed as being held by Mr. Jeffs include warrants to purchase up to 2,000,000 shares of our common stock exercisable at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year.

(4)	The shares beneficially owned by Mr. McEnulty represent options to purchase up to 2,500,000 shares of our common stock exercisable at a price of $0.35 per share.
(5)
The shares beneficially owned by Dr. Sanderson represent options to purchase up to 1,400,000 shares of our common stock exercisable at a price of $0.67 per share. In addition, Dr. Sanderson holds options for the purchase of up to additional 1,000,000 shares of our common stock, which options vest quarterly starting on December 31, 2016, in equal portions of 200,000 shares.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Dr. Sanderson as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of May 31, 2016, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders (1)	25,050,000	$0.14	None

(1)	At May 31, 2016 we had the following individual compensation arrangements under which we issued options to purchase shares of our common stock:
•
Pursuant to our Technology Purchase Agreement, dated for reference November 24, 2014, we issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share. Exercise of the Options is subject to certain vesting conditions based on the design, initiation and completion of clinical trials for the eBalance Technology, as amended on November 30, 2014. Detailed description of the Options we granted to Ms. Arnett and Mr. Hargreaves has been disclosed in Item 11. Executive Compensation.

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

•
On August 5, 2015, we granted to Mr. McEnulty non-transferrable options to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.35 per share. These options vested in equal installments of 500,000 shares each, with options for the first 500,000 shares vesting on the grant date.  The remaining options vested on October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016, respectively, and expire on the 5th year anniversary of the applicable vesting date, subject to certain early termination provisions, upon death, or if Mr. McEnulty ceases to act for us in any capacity either voluntarily or as a result of a termination or removal for cause.

•
On September 23, 2015, we granted to a consultant non-transferrable options to purchase up to 150,000 shares of our common stock at an exercise price of $0.20 per share. The options vested immediately and expire on September 1, 2017.

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

Transactions with Related Persons

Since June 1, 2015, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Frank McEnulty

As at May 31, 2016, we were indebted to Mr. McEnulty, our CEO, President and a member of our Board of Directors, in the amount of $66,254 on account of unpaid management fees and reimbursable expenses.

Yanika Silina

As at May 31, 2016, we were indebted to Ms. Silina, our CFO, Treasurer and Corporate Secretary in the amount of $6,419 on account of unpaid management fees and reimbursable expenses.

Ms. Arnett

As at May 31, 2016, we were indebted to Ms. Arnett in the amount of $95,575 for unpaid consulting fees, and reimbursable expenses.

Mr. Hargreaves

During the year ended May 31, 2016, we received $8,911 from the transactions with Mr. Hargreaves which included acquisition and sale of equipment for the Company. As of May 31, 2016, we were indebted to Mr. Hargreaves in the amount of $56,596 for unpaid consulting fees and reimbursable expenses.

Dr. John Sanderson, MD

As at May 31, 2016, we were indebted to Dr. Sanderson, our Chief Medical Officer in the amount of $81,059 on account of unpaid consulting fees and reimbursable expenses.

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

2016 - $28,040 – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
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

2016 - $Nil – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2015 - $Nil – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2015 - $1,000 – Sadler, Gibb & Associates, L.L.C.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2016 - $Nil – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2015 - $Nil – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
2015 - $Nil – Sadler, Gibb & Associates, L.L.C.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2016 - $Nil – Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants
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

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014, among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014, among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014, among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014, among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014, to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014, among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014, to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014, among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014, among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated November 30, 2014, to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated November 30, 2014, to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014, among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015, among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014, among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015, among Cell MedX Corp., and City Group LLC.
10.16	Loan Agreement and Note Payable dated June 17, 2015, among Cell MedX Corp., and City Group LLC.
10.17	Loan Agreement and Note Payable dated June 29, 2015, among Cell MedX Corp., and Richard N. Jeffs.

10.18	Loan Agreement and Note Payable dated July 7, 2015, among Cell MedX Corp., and City Group LLC.
10.19	Loan Agreement and Note Payable dated July 9, 2015, among Cell MedX Corp., and Richard N. Jeffs.
10.20	Loan Agreement and Note Payable dated July 15, 2015, among Cell MedX Corp., and Richard N. Jeffs.
10.21	Stock Option Agreement dated August 5, 2015, among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015, among Cell MedX Corp., and Richard N. Jeffs.(13)
10.23	Loan Agreement and Note Payable dated September 3, 2015, among Cell MedX Corp., and Richard N. Jeffs. (14)
10.24	Consulting Agreement dated September 1, 2015, and effective as of September 23, 2015 among Cell MedX Corp., and Steven H. Bulwa. (14)
10.25	Stock Option Agreement dated September 23, 2015, among Cell MedX Corp. and Steven H. Bulwa.(14)
10.26	Loan Agreement and Note Payable dated September 24, 2015, among Cell MedX Corp., and City Group LLC. (14)
10.27	Loan Agreement and Note Payable dated September 28, 2015, among Cell MedX Corp., and Richard N. Jeffs. (14)
10.28	eBalance Prototype Development Agreement dated October 1, 2015, among Cell MedX Corp., and Claudio Tassi. (14)
10.29	Non-binding Letter of Intent dated December 4, 2015, to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(15)
10.30	Loan Agreement and Note Payable dated November 5, 2015, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.31	Loan Agreement and Note Payable dated December 23, 2015, among Cell MedX Corp., and Coventry Capital LLC.(15)
10.32	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.33	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.34	Loan Agreement dated March 3, 2016, between Richard Norman Jeffs and Cell MedX Corp. (16)
10.35	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.36	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.37	Loan Agreement and Note Payable dated March 31, 2016, among Cell MedX Corp., and Richard N. Jeffs. (17)
10.38	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs.
10.39	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.40	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs.
10.41	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.42	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs.
10.43	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs.
10.44	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp.

14.1	Code of Ethics (3)
21.1	List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the year ended May 31, 2016, formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at May 31, 2016 and 2015
(2) Consolidated Statements of Operations for the years ended May 31, 2016 and 2015
(3) Consolidated Interim Statements of Shareholders’ Deficit for the years ended May 31, 2016 and 2015
(4) Consolidated Statements of Cash Flows for the years ended May 31, 2016 and 2015

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2015
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2015
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on September 3, 2015
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2016
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 15, 2015
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2016
(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2016

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.
CELL MEDX CORP.

Date: September 13, 2016	By:	/s/Frank E. McEnulty
	Name:	Frank E. McEnulty
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 13, 2016	By:	/s/Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/Frank McEnulty	Chief Executive Officer, President	September 13, 2016
Frank McEnulty	(Principal Executive Officer) and Member of the Board of Directors
/s/Jean Arnett	Vice President, Corporate Strategy	September 13, 2016
Jean Arnett	and Member of the Board of Directors