Form 10-Q
period 2016-08-31
Cell MedX Corp.
filed 2016-10-17
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2016

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-54500

Cell MedX Corp.
 (Exact name of registrant as specified in its charter)

Nevada	38-3939625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2872 Sumter Valley Circle Henderson, NV	89052
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 17, 2016 was 40,244,605.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at August 31, 2016, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended August 31, 2016, are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiaries, Avyonce Cosmedics Inc., and Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	August 31, 2016	May 31, 2016
ASSETS	(Unaudited)

Current assets
Cash	$37,956	$27,561
Inventory	776	4,599
Other current assets	9,530	29,684
Total current assets	48,262	61,844

Equipment	204,199	207,083
Total assets	$252,461	$268,927

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$403,613	$384,147
Accrued liabilities	33,213	37,966
Due to related parties	335,524	307,650
Notes and advances payable	1,122,554	951,716
Total liabilities	1,894,904	1,681,479

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
31,000,000 shares issued and outstanding at August 31, 2016 and May 31, 2016	31,000	31,000
Additional paid-in capital	1,783,395	1,734,498
Obligation to issue shares	75,000	75,000
Accumulated deficit	(3,533,416)	(3,254,597)
Accumulated other comprehensive income	1,578	1,547
Total stockholders' deficit	(1,642,443)	(1,412,552)
Total liabilities and stockholders’ deficit	$252,461	$268,927

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(EXPRESSED IN US DOLLARS)

	Three Months Ended August 31,
	2016	2015

Revenue
Sales	$5,368	$1,882
Cost of goods sold	3,411	1,205
Gross margin	1,957	677

Operating expenses
Amortization	18,011	3,913
Consulting fees	75,140	86,458
General and administrative expenses	44,224	67,962
Research and development costs	72,852	553,539
Stock-based compensation	48,897	316,585
Total operating expenses	259,124	1,028,457

Other items
Accretion expense	(6,257)	-
Gain on sale of equipment	-	2,979
Interest	(15,395)	(4,627)
Net loss	(278,819)	(1,029,428)

Unrealized foreign exchange translation gain	31	1,986
Comprehensive loss	$(278,788)	$(1,027,442)
Net loss per common share
Basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding – basic and diluted	31,000,000	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(EXPRESSED IN US DOLLARS)

			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Accumulated	Income	Total

Balance - May 31, 2015	31,000,000	$ 31,000	$ 75,000	$ 324,629	$ (1,115,460)	$ 765	$ (684,066)

Options issued for technology	-	-	-	496,345	-	-	496,345
Stock-based compensation	-	-	-	316,585	-	-	316,585
Warrants issued for term loan	-	-	-	-	-	-	-
Net loss for the three months ended August 31, 2015	-	-	-	-	(1,029,428)	-	(1,029,428)
Translation to reporting currency	-	-	-	-	-	1,986	1,986

Balance - August 31, 2015	31,000,000	31,000	75,000	1,137,559	(2,144,888)	2,751	(898,578)

Options issued for consulting fees	-	-	-	20,364	-	-	20,364
Stock-based compensation	-	-	-	551,575	-	-	551,575
Warrants issued for term loan	-	-	-	25,000	-	-	25,000
Net loss for the nine months ended May 31, 2016	-	-	-	-	(1,109,709)	-	(1,109,709)
Translation to reporting currency	-	-	-	-	-	(1,204)	(1,204)

Balance - May 31, 2016	31,000,000	31,000	75,000	1,734,498	(3,254,597)	1,547	(1,412,552)

Stock-based compensation	-	-	-	48,897	-	-	48,897
Net loss for the three months ended August 31, 2016	-	-	-	-	(278,819)	-	(278,819)
Translation to reporting currency	-	-	-	-	-	31	31

Balance - August 31, 2016	31,000,000	$ 31,000	$ 75,000	$ 1,783,395	$ (3,533,416)	$ 1,578	$ (1,642,443)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(EXPRESSED IN US DOLLARS)

	Three Months Ended August 31,
	2016	2015

Cash flows used in operating activities:
Net loss	$(278,819)	$(1,029,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	6,257	-
Accrued interest on notes payable	15,395	4,627
Amortization	18,011	3,913
Foreign exchange loss (gain)	223	(7,489)
Gain on sale of equipment	-	(2,979)
Research and development costs - non-cash	-	496,345
Stock-based compensation	48,897	316,585
Changes in operating assets and liabilities:
Inventory	3,823	(410)
Other current assets	20,046	6,241
Accounts payable	19,443	35,787
Accrued liabilities	(4,754)	1,974
Due to related parties	28,194	77,235
Net cash flows used in operating activities	(123,284)	(97,599)

Cash flows used in investing activities:
Acquisition of equipment	(14,940)	(18,773)
Net cash used in investing activities	(14,940)	(18,773)

Cash flows from financing activities:
Advances payable	-	(30,000)
Proceeds from notes payable	148,754	152,000
Net cash provided by financing activities	148,754	122,000

Effects of foreign currency exchange on cash	(135)	(49)
Increase in cash	10,395	5,579
Cash, beginning	27,561	1,258
Cash, ending	$37,956	$6,837

Non-cash investing transactions:
Sale of equipment recorded as settlement of due to related parties	$-	$19,301

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2016

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

Unaudited Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended August 31, 2016, are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

Reclassifications
Certain prior period amounts in the accompanying unaudited consolidated interim financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no net effect on the consolidated results of operations or financial position for any period presented.

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

NOTE 2– RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Notes 5 and 6) at August 31, 2016 and May 31, 2016:
	August 31, 2016	May 31, 2016
Due to the Chief Executive Officer (“CEO”) and President	$77,054	$66,254
Due to the Vice President (“VP”), Corporate Strategy	103,945	95,575
Due to the VP, Technology and Operations	65,293	56,596
Due to the Chief Medical Officer	81,059	81,059
Due to a company owned by VP, Corporate Strategy and VP Technology and Operations	1,743	1,747
Due to the Chief Financial Officer (“CFO”)	6,430	6,419
Due to related parties	$335,524	$307,650

Amounts are unsecured, due on demand and bear no interest.

During the three months ended August 31, 2016 and 2015, the Company had the following transactions with related parties:
	August 31, 2016	August 31, 2015
Management fees incurred to the CEO and President	$10,800	$10,800
Stock-based compensation incurred to the CEO and President (Note 7)	11,600	223,731
Management fees incurred to the CFO	3,000	3,000
Consulting fees incurred to the VP, Corporate Strategy	13,820	27,199
Consulting fees incurred to the VP, Technology and Operations	13,820	21,759
Net payments received for equipment sold to the VP, Technology and Operations and VP, Corporate Strategy	-	(19,301)
Value of options issued and vested for Technology acquired from the VP, Technology and Operations and VP, Corporate Strategy, and recorded as part of research and development costs (Note 7)	-	496,345
Consulting fees incurred to the Chief Medical Officer and recorded as part of research and development costs	-	30,000
Stock-based compensation incurred to the Chief Medical Officer (Note 7)	37,297	92,854
Research and development costs incurred to a company controlled by the Chief Medical Officer	-	25,053
Accrued interest expense incurred to a significant shareholder, included in general and administrative expense (Note 5)	3,833	-
Accretion expense associated with a term loan entered into with significant shareholder (Note 6)	6,257	-
Total transactions with related parties	$100,427	$911,440

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2016

NOTE 3 – EQUIPMENT

Amortization schedule for the equipment at August 31, 2016 and May 31, 2016:

	August 31, 2016	May 31, 2016
Book value, beginning of the period	$207,083	$25,846
Changes during the period	15,127	201,840
Amortization	(18,011)	(20,603)
Book value, end of the period	$204,199	$207,083

NOTE 4 – INVENTORY

As at August 31, 2016, the inventory consisted of supplies held for resale, and was valued at $776 (May 31, 2016 - $4,599). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

NOTE 5 – NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at August 31, 2016 and May 31, 2016:

As at August 31, 2016
Principal outstanding	Interest rate per annum	Additional description	Accrued Interest / Accretion	Total Book Value
$195,000	6%	Convertible	$21,834	$216,834
565,000	6%	Non-convertible	21,158	586,158
271,195	6%	Related Party (Note 2)	11,445	282,640
50,000	6%	Term Loan- Related Party (Notes 2 and 6)	11,285	36,285
637	0%	Advances	-	637
$1,081,832			$65,722	$1,122,554

As at May 31, 2016
Principal outstanding	Interest rate per annum	Additional description	Accrued Interest / Accretion	Total Book Value
$195,000	6%	Convertible	$18,588	$213,588
490,000	6%	Non-convertible	12,842	502,842
197,000	6%	Related Party (Note 4)	7,620	204,620
50,000	6%	Term Loan- Related Party (Notes 2 and 6)	5,028	30,028
638	0%	Advances	-	638
$932,638			$44,078	$951,716
.
During the three month period ended August 31, 2016, the Company entered into a number of loan agreements with unrelated parties for a total of $75,000 (2015 - $480,000). These loans bear interest at 6% per annum, are unsecured and are payable on demand. During the same period, the Company entered into a number of loan agreements with Mr. Richard Jeffs (“Mr. Jeffs”), the Company’s major shareholder, for a total of $73,754 (CAD$96,500) (2015 – $247,000). The loans of CAD$96,500 bear interest at 6% per annum, are unsecured and are payable on demand.

As of August 31, 2016, the Company recorded $15,395 (2015 - $4,627) in interest expense associated with above loans, not including the interest accumulated on the Term Loan with Mr. Jeffs (Note 6).

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2016

NOTE 6 – TERM LOAN

On March 3, 2016, the Company entered into a loan agreement (the “Term Loan Agreement”) with Mr. Jeffs for a loan in the principal amount of $50,000 maturing March 3, 2017, with interest payable at a rate of 6% per annum (the “Term Loan”).  As additional consideration for the Term Loan, the Company issued to the Mr. Jeffs share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of the Company’s common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year. The Warrants were determined to be detachable from the debt instrument, as the debt instrument does not have to be surrendered to exercise the warrant. Under the guidance provided by ASC 470-20-25-2, proceeds from the sale of debt instrument with stock purchase warrants must be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was $25,000 and was recorded to additional paid-in capital.

The Term Loan has effective interest rate of 77.51%, which was due primarily to the recording of non-cash accretion interest. During the three month period ended August 31, 2016, the Company recognized accretion expense of $6,257 (2015 - $Nil).

At March 3, 2016, the fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

At March 3, 2016
Expected Warrant Life	5 years
Risk-Free Interest Rate	1.33%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	16%

NOTE 7 – SHARE CAPITAL

During the three month period ended August 31, 2016, the Company did not have any transactions that resulted in the issuance of the shares of its common stock.

During the year ended May 31, 2015, the Company received a subscription for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consists of one share of the Company’s common stock and one warrant for the purchase of one additional share of the Company’s common stock, exercisable at a price of $1.00 per share, expiring one year after the issuance of the Units. The Company issued the shares on September 20, 2016. Since the expiration date of the warrants had passed, the warrants were not issued.

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

On September 26, 2016 the Company entered into a letter agreement with the Vendors to cancel remaining 17,500,000 options.

On January 13, 2015, the Company issued 2,400,000 non-transferrable options to its Chief Medical Officer. The options are exercisable at $0.67 per share and vest quarterly starting on March 31, 2015, in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

The total fair value of the options was calculated to be $591,503 and was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At January 13, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.37%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	27%

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2016

As of August 31, 2016, options to acquire up to 1,200,000 shares of the Company’s common stock have vested, and the Company recognized $37,297 (2015 - $92,854) (Note 2) as share-based compensation expense for the three month period ended August 31, 2016. Further $87,503 will be recognized in the future periods.

On August 5, 2015, the Company issued to its CEO, President and a member of the board of directors options to purchase up to 2,500,000 shares of the Company’s common stock (the “CEO Options”). The CEO Options are exercisable at $0.35 per share. As of August 31, 2016, all CEO Options have vested.

The CEO Options expire on the 5th year anniversary of the particular vesting date, subject to certain early termination provisions, upon the death of the optionee, or if the optionee ceases to act for the Company in any capacity either voluntarily or as a result of a termination or removal for cause.

The total fair value of the options was calculated to be $616,886 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At August 5, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.65%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	218%

During the three month period ended August 31, 2016, the Company recognized $11,600 as share-based compensation expense (Note 2) (2015 - $223,731).

The changes in the number of stock options outstanding during the three months period ended August 31, 2016 and for the year ended May 31, 2016 are as follows:

	Three months ended August 31, 2016		Year ended May 31, 2016
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	25,050,000	$0.14	22,400,000	$0.12
Options granted	-	n/a	2,650,000	$0.34
Options outstanding, ending	25,050,000	$0.14	25,050,000	$0.14
Options exercisable, ending	6,350,000	$0.29	5,650,000	$0.27

Details of options outstanding and exercisable as at August 31, 2016 are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	20,000,000	2,500,000
$0.67	January 13, 2015	2,400,000	1,200,000
$0.35	August 5, 2015	2,500,000	2,500,000
$0.20	September 23, 2015	150,000	150,000
		25,050,000	6,350,000

At August 31, 2016, the weighted average remaining contractual life of the stock options outstanding and exercisable was 4.10 years.

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2016

Warrants

On March 3, 2016 (the “Effective Date”) the Company issued non-transferrable share purchase warrants to acquire up to 2,000,000 shares of the Company’s common stock expiring on March 3, 2021, to Mr. Jeffs as additional consideration for the Term Loan (Note 6). The exercise price of these warrants is as follows:

Period expiring on:	Exercise Price
March 3, 2017	$0.15
March 3, 2018	$0.25
March 3, 2019	$0.40
March 3, 2020	$0.60
March 3, 2021	$0.75

As at August 31, 2016, the Company had 2,000,000 (May 31, 2016 – 2,000,000) warrants outstanding. The remaining contractual life of the warrants was 4.51 years.

NOTE 8 – SUBSEQUENT EVENTS

a.
On September 26, 2016, the Company entered into a letter agreement (the “Letter Agreement”) with Jean Arnett and Brad Hargreaves to cancel the unvested portion of the options granted to Ms. Arnett and Mr. Hargreaves by the Company (Note 7). In addition, the Company renegotiated its consulting arrangements with Ms. Arnett and Mr. Hargreaves. Based on the Letter Agreement, the Company has agreed to pay each of Ms. Arnett and Mr. Hargreaves CAD$5,000 per month, beginning effective August 1, 2016, for a duration of six months.

b.
On October 12, 2016, the Company closed its non-brokered private placement offering (the “Offering”) at a price of $0.15 per unit, by issuing 2,383,333 units for cash proceeds of $357,500 and 6,711,272 units to the holders of the Company’s notes payable (Note 5) for debt settlement of $1,006,691. Each unit sold under the Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on September 13, 2016.

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

Recent Corporate Developments

The following corporate developments occurred during the quarter ended August 31, 2016, and up to the date of the filing of this report:

Letter Agreement with Jean Arnett and Brad Hargreaves

On September 26, 2016, we entered into a letter agreement (the “Letter Agreement”) with Jean Arnett and Brad Hargreaves to, among other things, cancel the unvested portion of the options granted to Ms. Arnett and Mr. Hargreaves by the Company pursuant to those separate Option Agreements between us and Ms. Arnett, and Mr. Hargreaves, each dated for reference November 25, 2014 (the “Cancelled Options”).  The Cancelled Options had previously entitled Ms. Arnett and Mr. Hargreaves to collectively acquire up to total of 17,500,000 common shares of the Company (8,750,000 shares, each) at an initial price of $0.05 per share.

In addition, we renegotiated our consulting arrangements with Ms. Arnett and Mr. Hargreaves. Based on the Letter Agreement, we agreed to pay each of Ms. Arnett and Mr. Hargreaves CAD$5,000 per month, beginning effective August 1, 2016, for a duration of six (6) months.

Appointment of Director

On September 26, 2016, the board of directors of the Company unanimously resolved to fix the number of directors at three, and appointed Yanika Silina, our current Chief Financial Officer, as a director to fill the vacancy created by the increase in the number of directors. We did not enter into any new compensation arrangements with Ms. Silina in connection with her appointment as a director of the Company.

Private Placement Offering

On October 12, 2016, we closed a non-brokered private placement offering (the “Offering”) at a price of $0.15 per unit, by issuing 2,383,333 units for cash proceeds of $357,500 and 6,711,272 units to the holders of our notes payable for debt settlement of $1,006,691. Each unit sold under the Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year.

Loan Agreements

During the quarter ended August 31, 2016, and up to the date of the filing of this report we entered into a number of loan agreements for a total of $148,754, of which $73,754 (CAD$96,500) were loaned to us by Mr. Richard Jeffs, our major shareholder. The loans bear interest at 6% per annum, compounded monthly, are unsecured and payable on demand.

Update on Observational Clinical Study

During the quarter ended August 31, 2016, and up to the date of the filing of this report the Company, with the assistance of Nutrasource Diagnostics Inc., has secured the main research facility in Hamilton, Ontario, completed an investigational protocol as well as Informed Consent and Ethics Board submission documentation, in an anticipation to enter regulated clinical trials. All clinical trials will be posted on clinicaltrials.gov upon approval of government regulatory agencies detailing the project protocol, sites and progress.

Results of Operations for the Three months ended August 31, 2016 and 2015

Our operating results for the three month periods ended August 31, 2016 and 2015 and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended
	August 31, 2016	August 31, 2015	Percentage Change

Sales	$5,368	$1,882	185.2%
Cost of goods sold	3,411	1,205	183.1%
Gross margin	1,957	677	189.1%
Operating expenses
Amortization	18,011	3,913	360.3%
Consulting fees	75,140	86,458	(13.1)%
General and administrative expenses	44,224	67,962	(34.9)%
Research and development costs	72,852	553,539	(86.8)%
Stock-based compensation	48,897	316,585	(84.6)%
Total operating expenses	259,124	1,028,457	(74.8)%
Accretion expense	(6,257)	-	n/a
Gain on sale of equipment	-	2,979	(100.0)%
Interest	(15,395)	(4,627)	232.7%
Net loss	$(278,819)	$(1,029,428)	(72.9)%

Revenues

Our revenue during the three month period ended August 31, 2016, and during the comparative period ended August 31, 2015, consisted of sales of spa equipment and services. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three month period ended August 31, 2016, our operating expenses decreased by 74.8% from $1,028,457 incurred during the three months ended August 31, 2015, to $259,124 incurred during the three months ended August 31, 2016. The most significant year-to-date changes were as follows:

●
Our research and development fees for the three month period ended August 31, 2016, decreased by $480,687, from $553,539 we incurred during the three months ended August 31, 2015 to $72,852 we incurred during the three months ended August 31, 2016. The increased research and development fees during the comparative period resulted from $496,345 we recorded as fair value of options to acquire up to 2,500,000 shares of our common stock that we granted to Ms. Arnett and Mr. Hargreaves in connection with our acquisition from them of the eBalance Technology pursuant to our Technology Purchase Agreement, as amended.

●
Our stock-based compensation for the three month period ended August 31, 2016, decreased by $267,688, from $316,585 we incurred during the three months ended August 31, 2015 to $48,897 we incurred during the three months ended August 31, 2016. The share-based compensation included $37,297 (2015 - $92,854) in fair market value of the options we issued to Dr. Sanderson pursuant to his consulting agreement with us, and $11,600 (2015 - $223,731) in fair market value of the options we issued to Mr. McEnulty pursuant to his option agreement with us.

●
During the three month period ended August 31, 2016, our consulting fees decreased by $11,318, from $86,458 we incurred during the three months ended August 31, 2015, to $75,140 we incurred during the three months ended August 31, 2016. The decrease was mainly associated with a change in consulting arrangements with Ms. Arnett and Mr. Hargreaves - the vendors of our eBalance Technology.

●
Our general and administrative fees for the three month period ended August 31, 2016, decreased by $23,738, or 34.9%, from $67,962 we incurred during the three months ended August 31, 2015 to $44,224 we incurred during the three months ended August 31, 2016. The largest factors that contributed to this decrease were associated with a reduction in our corporate communication fees of $19,842, accounting and audit fees of $7,691, rent of $5,897, and salaries and wages of $4,823. These decreases were in part offset by increases in travel fees of $10,047, loss on foreign exchange of $3,572, professional fees of $1,795 and office expenses of $1,143.

Other Items

●
During the three month period ended August 31, 2016, we accrued $15,395 (2015 - $4,627) in interest associated with the outstanding notes payable. Of this interest, $3,833 was accrued on $271,195 in notes payable we issued to Mr. Jeffs, our major shareholder.

●
During the three month period ended August 31, 2015, we recorded $2,979 in a gain on sale of equipment which we sold to Mr. Hargreaves for total proceeds of $19,301. We did not have similar transactions during the three month period ended August 31, 2016.

●
During the three month period ended August 31, 2016, we recorded $6,257 (2015 - $Nil) in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs.

Liquidity and Capital Resources

Working Capital
	As at	As at
	August 31, 2016	May 31, 2016	Percentage Change
Current assets	$48,262	$61,844	(22.0%)
Current liabilities	1,894,904	1,681,479	12.7%
Working capital deficit	$(1,846,642)	$(1,619,635)	14.0%

As of August 31, 2016, we had a cash balance of $37,956, a working capital deficit of $1,846,642 and cash flows used in operations of $123,284 for the period then ended. During the three months period ended August 31, 2016, we funded our operations with $73,754 (CAD$96,500) we received from Mr. Jeffs, our major shareholder, and with $75,000 we received from non-related parties. See “Net Cash Provided By Financing Activities”.

We did not generated sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended August 31, 2016.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our notes payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources.

Cash Flows
	Three months ended
	August 31, 2016	August 31, 2015
Cash flows used in operating activities	$(123,284)	$(97,599)
Cash flows used in investing activities	(14,940)	(18,773)
Cash flows provided by financing activities	148,754	122,000
Effects of foreign currency exchange on cash	(135)	(49)
Net increase in cash during the period	$10,395	$5,579

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2016, was $123,284. This cash was primarily used to cover our cash operating expenses of $190,036 and to reduce our accrued liabilities by $4,754. These uses of cash were offset by decreases in our inventory and other current assets of $3,823 and $20,046, respectively, and by increases in our accounts payable and amounts due to related parties of $19,443 and $28,194, respectively.

Net cash used in operating activities during the three months ended August 31, 2015, was $97,599. This cash was primarily used to cover our cash operating expenses of $218,426, and to increase our inventory held by Avyonce by $410. These uses of cash were offset by decreases in other current assets of $6,241, increases in our accounts payable and accrued liabilities of $35,787 and $1,974, respectively, as well as increases in amounts due to related parties of $ 77,235.

Non-cash transactions

During the three month period ended August 31, 2016, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•
$37,297 in stock-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $11,600 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Frank McEnulty, our CEO and President;

•	$15,395 in interest we accrued on the outstanding notes payable. Of this interest, $3,833 was accrued on $271,195 in notes payable we issued to Mr. Jeffs, our major shareholder;

•
$6,257 in accretion expense which resulted from the difference between the 6%  stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs;

•	$18,011 in amortization expense we recorded on the equipment that is being used in our research of the eBalance Technology; and

•	$223 loss that resulted from foreign exchange fluctuations on Canadian dollar denominated transactions.

During the three month period ended August 31, 2015, our net loss was affected by the following amounts that did not have any impact on cash used in operations:

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

Net Cash Provided by Financing Activities

During the three months period ended August 31, 2016, we borrowed a total of $75,000 from unrelated parties and $73,754 (CAD$96,500) from our major shareholder.  These loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly.

During the three months ended August 31, 2015, we borrowed a total of $152,000 from unrelated parties.  The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. During the same period we repaid $30,000 in non-interest bearing advances to a non-related party.

Net Cash Used in Investing Activities

During the three month period ended August 31, 2016, we paid $14,940 for the equipment which is being used in our clinical and observational studies.

During the three month period ended August 31, 2015, we paid $18,773 for the equipment which is being used in our clinical and observational studies.

Going Concern

The notes to our unaudited interim consolidated financial statements at August 31, 2016, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we have been able to generate only minimal revenue from the operations of our wholly owned subsidiary, Avyonce. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt   financing.

We have accumulated a deficit of $3,533,416 since inception and increased financing will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business relies on patents, patent applications, trademarks and copyrights to protect our intellectual property. Although most of the challenges to our intellectual property may come from other businesses, governments may also challenge intellectual property protections. To the extent our intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow us to compete effectively, our business will suffer. To the extent that countries do not enforce our intellectual property rights or to the extent that countries require compulsory licensing of our intellectual property, our future revenues and operating income will be reduced.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and services through our wholly owned subsidiary, Avyonce. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $3,533,416 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015 we received a subscription for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consisted of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share, expiring one year after the issuance of the Units. We issued the shares on September 20, 2016. Since the expiration date of the warrants had passed, the warrants were not issued.

On October 12, 2016, we closed a non-brokered private placement offering (the “Offering”) at a price of $0.15 per unit (each an "October Unit"), by issuing 9,094,605 October Units for total gross proceeds of $1,364,191.

Each October Unit sold under the Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year. As part of the Offering, the holders of the notes payable, which were due on demand, chose to convert a total of $1,006,691 owed to them into Units of the Company’s common stock.

The October Units were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.16	Loan Agreement and Note Payable dated June 17, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.17	Loan Agreement and Note Payable dated June 29, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.18	Loan Agreement and Note Payable dated July 7, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.19	Loan Agreement and Note Payable dated July 9, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.20	Loan Agreement and Note Payable dated July 15, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.21	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.23	Loan Agreement and Note Payable dated September 3, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)
10.24	Consulting Agreement dated September 1, 2015 and effective as of September 23, 2015 among Cell MedX Corp., and Steven H. Bulwa. (14)
10.25	Stock Option Agreement dated September 23, 2015 among Cell MedX Corp. and Steven H. Bulwa.(14)
10.26	Loan Agreement and Note Payable dated September 24, 2015 among Cell MedX Corp., and City Group LLC. (14)
10.27	Loan Agreement and Note Payable dated September 28, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)

10.28	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (14)
10.29	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(15)
10.30	Loan Agreement and Note Payable dated November 5, 2015, among Cell MedX Corp., and Tradex Capital Corp.
10.31	Loan Agreement and Note Payable dated December 23, 2015, among Cell MedX Corp., and Coventry Capital LLC.(15)
10.32	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.33	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.34	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (16)
10.35	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.36	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.37	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (18)
10.38	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.39	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.40	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.41	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.42	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.43	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.44	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.45	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (19)
14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three month periods ended August 31, 2016 and 2015 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at August 31, 2016 (unaudited), and May 31, 2016.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the Three months ended August 31, 2016 and 2015.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three month period ended August 31, 2016.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three months ended August 31, 2016 and 2015.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2015
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2015
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 3, 2015
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2016
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 15, 2015
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2016
(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2016
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2016
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date:	October 17, 2016	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 17, 2016	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)