Form 10-Q
period 2016-11-30
Cell MedX Corp.
filed 2017-01-17
CIK 1493712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2016

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-54500

Cell MedX Corp.
 (Exact name of registrant as specified in its charter)

Nevada	38-3939625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 W. Nye Ln, Suite 446 Carson City, NV	89706
(Address of principal executive offices)	(Zip code)

(844) 238-2692

 (Registrant’s telephone number, including area code)

2872 Sumter Valley Circle, Henderson, NV 89052

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 17, 2017 was 40,244,605.

--

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at November 30, 2016, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month periods ended November 30, 2016, are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiaries, Avyonce Cosmedics Inc., and Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	November 30, 2016	May 31, 2016
ASSETS	(Unaudited)

Current assets
Cash	$117,980	$27,561
Inventory	3,715	4,599
Other current assets	71,139	29,684
Total current assets	192,834	61,844

Equipment	185,673	207,083
Total assets	$378,507	$268,927

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$396,836	$384,147
Accrued liabilities	8,412	37,966
Due to related parties	333,772	307,650
Notes and advances payable	130,128	951,716
Unearned revenue	11,172	-
Total liabilities	880,320	1,681,479

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized;
40,244,605 and 31,000,000 shares issued and outstanding at November 30, 2016 and May 31, 2016, respectively	40,245	31,000
Additional paid-in capital	4,048,000	1,734,498
Obligation to issue shares	-	75,000
Accumulated deficit	(4,593,517)	(3,254,597)
Accumulated other comprehensive income	3,459	1,547
Total stockholders' deficit	(501,813)	(1,412,552)
Total liabilities and stockholders’ deficit	$378,507	$268,927

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(EXPRESSED IN US DOLLARS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015

Revenue
Sales	$336	$3,767	$5,704	$5,649
Cost of goods sold	180	2,897	3,591	4,102
Gross margin	156	870	2,113	1,547

Operating expenses
Amortization	18,510	2,587	36,521	6,500
Consulting fees	75,607	103,252	150,747	189,710
General and administrative expenses	51,239	52,721	95,463	120,683
Research and development costs	67,173	25,185	140,025	578,724
Stock-based compensation	29,306	290,281	78,203	606,866
Total operating expenses	241,835	474,026	500,959	1,502,483

Other items
Accretion expense	(7,473)	-	(13,730)	-
Gain on sale of equipment	-	-	-	2,979
Interest	(5,596)	(6,458)	(20,991)	(11,085)
Loss on settlement of debt	(805,353)	-	(805,353)	-
Net loss	(1,060,101)	(479,614)	(1,338,920)	(1,509,042)

Unrealized foreign exchange translation gain	1,881	469	1,912	2,455
Comprehensive loss	$(1,058,220)	$(479,145)	$(1,337,008)	$(1,506,587)
Net loss per common share
Basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of shares outstanding – basic and diluted	36,014,128	31,000,000	33,493,364	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(EXPRESSED IN US DOLLARS)

			Obligation			Accumulated Other
	Common Stock		to Issue	Additional Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Accumulated	Income	Total

Balance - May 31, 2015	31,000,000	$31,000	$75,000	$324,629	$(1,115,460)	$765	$(684,066)

Options issued for technology	-	-	-	496,345	-	-	496,345
Options issued for consulting fees	-	-	-	20,364	-	-	20,364
Stock-based compensation	-	-	-	606,866	-	-	606,866
Net loss for the six months ended November 30, 2015	-	-	-	-	(1,509,042)	-	(1,509,042)
Translation to reporting currency	-	-	-	-	-	2,455	2,455

Balance - November 30, 2015	31,000,000	31,000	75,000	1,448,204	(2,624,502)	3,220	(1,067,078)

Stock-based compensation	-	-	-	261,294	-	-	261,294
Warrants issued for term loan	-	-	-	25,000	-	-	25,000
Net loss for the six months ended May 31, 2016	-	-	-	-	(630,095)	-	(630,095)
Translation to reporting currency	-	-	-	-	-	(1,673)	(1,673)

Balance - May 31, 2016	31,000,000	31,000	75,000	1,734,498	(3,254,597)	1,547	(1,412,552)

Stock-based compensation	-	-	-	78,203	-	-	78,203
Shares issued for cash	2,383,333	2,383	-	355,117	-	-	357,500
Shares issued for debt	6,711,272	6,712	-	1,805,332	-	-	1,812,044
Issuance of shares subscribed	150,000	150	(75,000)	74,850	-	-	-
Net loss for the six months ended November 30, 2016	-	-	-	-	(1,338,920)	-	(1,338,920)
Translation to reporting currency	-	-	-	-	-	1,912	1,912

Balance - November 30, 2016	40,244,605	$40,245	$-	$4,048,000	$(4,593,517)	$3,459	$(501,813)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(EXPRESSED IN US DOLLARS)

	Six Months Ended November 30,
	2016	2015

Cash flows used in operating activities:
Net loss	$(1,338,920)	$(1,509,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	13,730	-
Accrued interest on notes payable	20,991	11,085
Amortization	36,521	6,500
Consulting fees - non-cash	-	20,364
Foreign exchange gain	(4,264)	(8,190)
Gain on sale of equipment	-	(2,979)
Loss on settlement of debt	805,353	-
Research and development costs - non-cash	-	496,345
Stock-based compensation	78,203	606,866
Changes in operating assets and liabilities:
Inventory	797	(94)
Other current assets	(40,213)	8,349
Accounts payable	12,358	81,663
Accrued liabilities	(29,553)	(21,024)
Unearned revenue	11,471	6,592
Due to related parties	30,221	140,525
Net cash flows used in operating activities	(403,305)	(163,040)

Cash flows used in investing activities:
Acquisition of equipment	(14,940)	(32,838)
Net cash used in investing activities	(14,940)	(32,838)

Cash flows provided by financing activities:
Advances payable	2,684	(45,800)
Proceeds from notes payable	148,754	242,000
Proceeds from subscription to shares	357,500	-
Net cash provided by financing activities	508,938	196,200

Effects of foreign currency exchange on cash	(274)	(37)
Increase in cash	90,419	285
Cash, beginning	27,561	1,258
Cash, ending	$117,980	$1,543

Non-cash investing transactions:
Sale of equipment recorded as settlement of due to related parties	$-	$19,301

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

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

The Company is an early development stage company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to, diabetes, Parkinson’s disease, and high blood pressure.

Unaudited Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended November 30, 2016, are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

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

NOTE 2– RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Notes 6 and 7) at November 30, 2016, and May 31, 2016:
	November 30, 2016	May 31, 2016
Due to the Chief Executive Officer (“CEO”) and President	$89,654	$66,254
Due to the Vice President (“VP”), Corporate Strategy	98,220	95,575
Due to the VP, Technology and Operations	59,958	56,596
Due to the Chief Medical Officer	81,059	81,059
Due to a company owned by VP, Corporate Strategy and VP Technology and Operations	1,704	1,747
Due to the Chief Financial Officer (“CFO”)	3,177	6,419
Due to related parties	$333,772	$307,650
Amounts are unsecured, due on demand and bear no interest.

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

During the six months ended November 30, 2016 and 2015, the Company had the following transactions with related parties:

	November 30, 2016	November 30, 2015
Management fees incurred to the CEO and President	$21,600	$21,600
Stock-based compensation incurred to the CEO and President (Note 8)	11,600	446,942
Management fees incurred to the CFO	6,000	6,000
Consulting fees incurred to the VP, Corporate Strategy	25,178	55,669
Consulting fees incurred to the VP, Technology and Operations	25,178	43,768
Net payments received for equipment sold to the VP, Technology and Operations and VP, Corporate Strategy	-	(19,301)
Value of options issued and vested for Technology acquired from the VP, Technology and Operations and VP, Corporate Strategy, and recorded as part of research and development costs (Note 8)	-	496,345
Consulting fees incurred to the Chief Medical Officer recorded as part of research and development costs	-	50,000
Stock-based compensation incurred to the Chief Medical Officer (Note 8)	66,603	159,924
Research and development costs incurred to a company controlled by the Chief Medical Officer	-	25,700
Accrued interest expense incurred to a significant shareholder, included in general and administrative expense (Note 6)	5,549	-
Accretion expense associated with a term loan entered into with significant shareholder (Note 7)	13,730	-
Total transactions with related parties	$175,438	$1,286,647

On September 26, 2016, the Company entered into a letter agreement (the “Letter Agreement”) with Jean Arnett and Brad Hargreaves to cancel the unvested portion of the options granted to Ms. Arnett and Mr. Hargreaves by the Company (Note 8). In addition, the Company renegotiated its consulting arrangements with Ms. Arnett and Mr. Hargreaves. Based on the Letter Agreement, the Company has agreed to pay each of Ms. Arnett and Mr. Hargreaves CAD$5,000 per month, beginning effective August 1, 2016, for duration of six months.

NOTE 3 – EQUIPMENT

Amortization schedule for the equipment at November 30, 2016, and May 31, 2016:

	November 30, 2016	May 31, 2016
Book value, beginning of the period	$207,083	$25,846
Changes during the period	15,111	201,840
Amortization	(36,521)	(20,603)
Book value, end of the period	$185,673	$207,083

NOTE 4 – INVENTORY

As at November 30, 2016, the inventory consisted of supplies held for resale, and was valued at $3,715 (May 31, 2016 - $4,599). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 5 – UNEARNED REVENUE

On September 14, 2016, the Company received a $11,172 (CAD$15,000) deposit.

NOTE 6 – NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at November 30, 2016, and May 31, 2016:

As at November 30, 2016
Principal Outstanding	Interest Rate per Annum		Accrued Interest / Accretion	Total Book Value
$ 49,151	6%	Non-convertible	$ 1,031	$ 50,182
32,295	6%	Related Party (Note 2)	663	32,958
50,000	6%	Term Loan- Related Party (Notes 2 and 7)	18,758	43,758
3,230	0%	Advances	-	3,230
$ 134,676			$ 20,452	$ 130,128

As at May 31, 2016
Principal Outstanding	Interest Rate per Annum		Accrued Interest / Accretion	Total Book Value
$ 195,000	6%	Convertible	$ 18,588	$ 213,588
490,000	6%	Non-convertible	12,842	502,842
197,000	6%	Related Party (Note 2)	7,620	204,620
50,000	6%	Term Loan- Related Party (Notes 2 and 7)	5,028	30,028
638	0%	Advances	-	638
$ 932,638			$ 44,078	$ 951,716
.
During the six-month period ended November 30, 2016, the Company entered into a number of loan agreements for $75,000 (May 31, 2016 - $480,000). These loans bare interest at 6% per annum, are unsecured and payable on demand. During the same period, the Company entered into a number of loan agreements with Mr. Richard Jeffs (“Mr. Jeffs”), a major shareholder, for a total of $73,754 (CAD$96,500) (May 31, 2016 – $247,000). The loans of CAD$96,500 bear interest at 6% per annum, are unsecured and are payable on demand.

On September 30, 2016, Mr. Jeffs notified the Company that he had assigned all rights to his claims against the Company in the amount of $250,000 to two unaffiliated parties. The assignees notified the Company of their intention to convert the debt acquired by them from Mr. Jeffs into the units of the Company’s common stock as part of the non-brokered private placement offering (the “Offering”), which the Company closed on October 12, 2016 (Note 8).

On October 12, 2016, as part of its Offering, the Company settled a total of $1,006,691 owed under the notes payable (the “Debt”), which consisted of $949,001 in principal and $57,690 in accrued interest. The Debt was converted to 6,711,272 units of the Company's common stock at $0.15 per unit. Each unit consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year. The Company recorded a loss on settlement of $805,353, which resulted from the difference between the fair market value of the stock at the date of the conversion being $0.27 per share, and price of the unit offered as part of the private placement being $0.15 per unit.

As of November 30, 2016, the Company recorded $20,991 (2015 - $11,085) in interest expense associated with above loans.

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 7 – TERM LOAN

On March 3, 2016, the Company entered into a loan agreement (the “Term Loan Agreement”) with Mr. Jeffs for a loan in the principal amount of $50,000 maturing March 3, 2017, with interest payable at a rate of 6% per annum (the “Term Loan”).  As additional consideration for the Term Loan, the Company issued to Mr. Jeffs share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of the Company’s common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year. The Warrants were determined to be detachable from the debt instrument, as the debt instrument does not have to be surrendered to exercise the warrant. Under the guidance provided by ASC 470-20-25-2, proceeds from the sale of debt instrument with stock purchase warrants must be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was $25,000 and was recorded to additional paid-in capital.

The Term Loan has effective interest rate of 77.51%, which was due primarily to the recording of non-cash accretion interest. During the six-month period ended November 30, 2016, the Company recognized accretion expense of $13,730 (2015 - $Nil).

At March 3, 2016, the fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

At March 3, 2016
Expected Warrant Life	5 years
Risk-Free Interest Rate	1.33%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	16%

NOTE 8 – SHARE CAPITAL

In January 2015 the Company received a subscription to 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consisted of one share of the Company’s common stock and one warrant for the purchase of one additional share of the Company’s common stock, exercisable at a price of $1.00 per share, expiring on December 31, 2015. The Company issued the shares on September 20, 2016. Since the expiration date of the warrants had passed, the warrants were not issued.

On October 12, 2016, the Company closed its Offering at a price of $0.15 per unit, by issuing 2,383,333 units for cash proceeds of $357,500 and 6,711,272 units to the holders of the Company’s notes payable (Note 6) for debt settlement of $1,006,691. Each unit sold under the Offering consisted of one common share of the Company and one share purchase warrant expiring on October 12, 2021, and entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year.

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

On September 26, 2016, the Company entered into a letter agreement with the Vendors to cancel remaining 17,500,000 options (Note 2).

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

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

As of November 30, 2016, options to acquire up to 1,400,000 shares of the Company’s common stock have vested, and the Company recognized $66,603 (2015 - $159,924) (Note 2) as stock-based compensation expense for the six-month period ended November 30, 2016. Further $58,197 will be recognized in the future periods.

On August 5, 2015, the Company issued to its CEO, President and a member of the board of directors options to purchase up to 2,500,000 shares of the Company’s common stock (the “CEO Options”). The CEO Options are exercisable at $0.35 per share. As of November 30, 2016, all CEO Options have vested.

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

During the six-month period ended November 30, 2016, the Company recognized $11,600 as share-based compensation expense (2015 - $446,942) (Note 2).

The changes in the number of stock options outstanding during the six-month period ended November 30, 2016, and for the year ended May 31, 2016, are as follows:

	Six months ended November 30, 2016		Year ended May 31, 2016
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	25,050,000	$0.14	22,400,000	$0.12
Options granted	-	n/a	2,650,000	$0.34
Options cancelled	(17,500,000)	$0.05	-	n/a
Options outstanding, ending	7,550,000	$0.35	25,050,000	$0.14
Options exercisable, ending	6,550,000	$0.30	5,650,000	$0.27

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

Details of options outstanding and exercisable as at November 30, 2016, are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	2,500,000	2,500,000
$0.67	January 13, 2015	2,400,000	1,400,000
$0.35	August 5, 2015	2,500,000	2,500,000
$0.20	September 23, 2015	150,000	150,000
		7,550,000	6,550,000

At November 30, 2016, the weighted average remaining contractual life of the stock options outstanding and exercisable was 3.89 years.

Warrants

On March 3, 2016, the Company issued non-transferrable share purchase warrants to acquire up to 2,000,000 shares of the Company’s common stock expiring on March 3, 2021, to Mr. Jeffs as additional consideration for the Term Loan (Note 7). The exercise price of these warrants is as follows:

Period expiring on:	Exercise Price
March 3, 2017	$0.15
March 3, 2018	$0.25
March 3, 2019	$0.40
March 3, 2020	$0.60
March 3, 2021	$0.75

On October 12, 2016, as part of the Offering, the Company issued warrants to acquire up to 9,094,605 of the Company’s common stock expiring on October 12, 2021. The exercise price of these warrants is as follows:

Period expiring on:	Exercise Price
October 12, 2017	$0.50
October 12, 2018	$0.75
October 12, 2019	$1.00
October 12, 2020	$1.25
October 12, 2021	$1.50

CELL MEDX CORP.
NOTES TO THE UNAUDITED INTERIM
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

The changes in the number of warrants outstanding during the six-month period ended November 30, 2016, and for the year ended May 31, 2016, are as follows:

	Six months ended November 30, 2016	Year ended May 31, 2016
Warrants outstanding, beginning	-	-
Warrants issued	11,094,605	-
Warrants outstanding, ending	11,094,605	-

Details of warrants outstanding as at November 30, 2016, are as follows:

Exercise price	Expiry Date	Number of warrants exercisable
$0.15 1st year; $0.25 2nd year; $0.40 3rd year; $0.60 4th year; $0.75 5th year	March 3, 2021	2,000,000
$0.50 1st year; $0.75 2nd year; $1.00 3rd year $1.25 4th year; $1.50 5th year	October 12, 2021	9,094,605
		11,094,605

At November 30, 2016, the weighted average remaining contractual life of the share purchase warrants was 4.76 years.

NOTE 9 – SUBSEQUENT EVENTS

a)	Subsequent to November 30, 2016, the Company received 20 eBalance Pro wellness devices. The Company paid the developer $93,764 (EURO 86,776) for the devices.

b)
In January 2017 the Company received CAD$40,000 under loan agreements with a non-related party, and CAD$15,000 under a loan agreement with Mr. Richard Jeffs. The loans bear interest at 6% per annum, are unsecured and payable on demand (Note 6).

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

On November 25, 2014, we completed the acquisition of a proprietary method for the application of bioelectric signaling to treat diabetes and related ailments (the “eBalance Technology”).  With our acquisition of the eBalance Technology, we have shifted our business direction to the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to, diabetes, Parkinson’s disease, and high blood pressure.

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

Recent Corporate Developments

The following corporate developments occurred during the quarter ended November 30, 2016, and up to the date of the filing of this report:

Letter Agreement with Jean Arnett and Brad Hargreaves

On September 26, 2016, we entered into a letter agreement (the “Letter Agreement”) with Jean Arnett and Brad Hargreaves to, among other things, cancel the unvested portion of the options granted to Ms. Arnett and Mr. Hargreaves pursuant to those separate Option Agreements between us and Ms. Arnett, and Mr. Hargreaves, each dated for reference November 25, 2014 (the “Cancelled Options”).  The Cancelled Options had previously entitled Ms. Arnett and Mr. Hargreaves to collectively acquire up to 17,500,000 common shares of the Company (8,750,000 shares, each) at an initial price of $0.05 per share.

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

Loan Agreements

During the quarter ended November 30, 2016, we did not enter into any loan agreements, subsequent to November 30, 2016, we entered into loan agreements for a total of CAD$55,000, of which CAD$15,000 were loaned to us by Mr. Richard Jeffs, our major shareholder. The loans bear interest at 6% per annum, compounded monthly, are unsecured and payable on demand.

On September 30, 2016, Mr. Jeffs notified us that he had assigned all rights to his claims against the Company in the amount of $250,000 to two unaffiliated parties (the “Assignees”). The full amount of debt assigned to the Assignees was converted into the units of the Company’s common stock as part of the Offering.

Appointment of a Member of Advisory Board and a Distributor

On November 16, 2016, the Company appointed Gregory Pek to the Company’s advisory board and as a distributor for Hong Kong and the Philippines. Mr. Pek will assist the Company in a wide range of functions including, but not limited to, input into the structure of the observational clinical studies and developing marketing strategies in Asia, overall business strategy, and financing.

Update on Observational Clinical Study

During the period ended November 30, 2016, the Company, with the assistance of Nutrasource Diagnostics Inc., has secured the main research facility in Hamilton, Ontario, completed an investigational protocol as well as Informed Consent and Ethics Board submission documentation, in an anticipation to enter regulated clinical trials (the “Study”). The Company received Health Canada’s approval to commence the Study on January 12, 2017. The detailed information of the Study will be posted on clinicaltrials.gov upon approval of government regulatory agencies.

eBalance Pro Wellness Devices

In December 2016 the Company received the first shipment of its eBalance Pro wellness devices. The Company plans to use several of these devices in its observations and in the Study, as well as for securing Medical CE Marking in Europe.

Results of Operations for the Three and Six Months Ended November 30, 2016 and 2015

Our operating results for the three and six month periods ended November 30, 2016 and 2015, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Six Months Ended
	November 30, 2016	November 30, 2015	Percentage Change	November 30, 2016	November 30, 2015	Percentage Change

Sales	$336	$3,767	(91.1)%	$5,704	$5,649	1.0%
Cost of goods sold	180	2,897	(93.8)%	3,591	4,102	(12.5)%
Gross margin	156	870	(82.1)%	2,113	1,547	36.6%
Operating expenses
Amortization	18,510	2,587	615.5%	36,521	6,500	461.9%
Consulting fees	75,607	103,252	(26.8)%	150,747	189,710	(20.5)%
General and administrative expenses	51,239	52,721	(2.8)%	95,463	120,683	(20.9)%
Research and development costs	67,173	25,185	166.7%	140,025	578,724	(75.8)%
Stock-based compensation	29,306	290,281	(89.9)%	78,203	606,866	(87.1)%
Total operating expenses	241,835	474,026	(49.0)%	500,959	1,502,483	(66.7)%
Accretion expense	(7,473)	-	n/a	(13,730)	-	n/a
Gain on sale of equipment	-	-	n/a	-	2,979	(100.0)%
Interest	(5,596)	(6,458)	(13.3)%	(20,991)	(11,085)	89.4%
Loss on settlement of debt	(805,353)	-	n/a	(805,353)	-	n/a
Net loss	$(1,060,101)	$(479,614)	121.0%	$(1,338,920)	$(1,509,042)	(11.3)%

Revenues

Our revenue during the three-month period ended November 30, 2016, and during the comparative period ended November 30, 2015, consisted of sales of consumables for the spa industry. During the six-month period ended November 30, 2016 and 2015, our revenue consisted of sales of spa equipment, consumables and services. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended November 30, 2016, our operating expenses decreased by 49% from $474,026 incurred during the three months ended November 30, 2015, to $241,835 incurred during the three months ended November 30, 2016. The decrease was mainly associated with reduced consulting fees, mainly to Ms. Arnett and Mr. Hargreaves, as well as the decrease in stock-based compensation, mainly due to vesting terms of the options granted during our Fiscal 2015 and 2016. These reductions were in part offset by increases to our research and development fees, as well as the amortization we recorded on equipment we use in our observational trials.

During the six-month period ended November 30, 2016, our operating expenses decreased by 66.7% from $1,502,483 incurred during the six months ended November 30, 2015, to $500,959 incurred during the six months ended November 30, 2016. The most significant year-to-date changes were as follows:

●
Our research and development fees for the six-month period ended November 30, 2016, decreased by $438,699, from $578,724 we incurred during the six months ended November 30, 2015 to $140,025 we incurred during the six months ended November 30, 2016. The higher research and development fees during the comparative period were directly attributed to $496,345 we recorded as fair value of options to acquire up to 2,500,000 shares of our common stock which we granted to Ms. Arnett and Mr. Hargreaves in connection with our acquisition from them of the eBalance Technology pursuant to our Technology Purchase Agreement, as amended.

●
Our stock-based compensation for the six-month period ended November 30, 2016, decreased by $528,663, from $606,866 we incurred during the six months ended November 30, 2015 to $78,203 we incurred during the six months ended November 30, 2016. The stock-based compensation included $66,603 (2015 - $159,924) in fair market value of the options we granted to Dr. Sanderson pursuant to his consulting agreement with us, and $11,600 (2015 - $446,942) in fair market value of the options we granted to Mr. McEnulty pursuant to his option agreement with us.

●
During the six-month period ended November 30, 2016, our consulting fees decreased by $38,963, from $189,710 we incurred during the six months ended November 30, 2015, to $150,747 we incurred during the six months ended November 30, 2016. The decrease was mainly associated with a change in consulting arrangements with Ms. Arnett and Mr. Hargreaves - the vendors of our eBalance Technology and our officers.

●
Our general and administrative fees for the six-month period ended November 30, 2016, decreased by $25,220, or 20.9%, from $120,683 we incurred during the six months ended November 30, 2015 to $95,463 we incurred during the six months ended November 30, 2016. The largest factors that contributed to this decrease were associated with a reduction in our corporate communication fees of $9,459, accounting and audit fees of $9,822, rent of $12,820, and salaries and wages of $7,480. These decreases were in part offset by increases in travel fees of $15,172, loss on foreign exchange of $1,968, and professional fees of $1,594.

●
During the six-month period ended November 30, 2016, we recorded $36,521 in amortization on our equipment used in observations and research and development. During the comparative period ended November 30, 2015, our amortization expense was $6,500.

Other Items

●
During the six-month period ended November 30, 2016, we accrued $20,991 (2015 - $11,085) in interest associated with the outstanding notes payable. Of this interest, $5,549 was accrued on notes payable we issued to Mr. Jeffs, our major shareholder.

●
During the six-month period ended November 30, 2015, we recorded $2,979 in a gain on sale of equipment which we sold to Mr. Hargreaves for total proceeds of $19,301. We did not have similar transactions during the six-month period ended November 30, 2016.

●
During the six-month period ended November 30, 2016, we recorded $13,730 (2015 - $Nil) in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs.

●
During the six-month period ended November 30, 2016, we recorded $805,353 (2015 - $Nil) in loss on settlement of debt when our debt holders chose to convert $1,006,691 owed to them into units of our common stock as part of the non-brokered private placement financing we closed on October 12, 2016 (the “Offering”). The loss resulted from the difference between the conversion price, being $0.15 per unit, and the fair market value of our common stock on the closing of the Offering, being $0.27 per share.

Liquidity and Capital Resources

Working Capital
	As at	As at
	November 30, 2016	May 31, 2016	Percentage Change
Current assets	$192,834	$61,844	211.8%
Current liabilities	880,320	1,681,479	(47.6)%
Working capital deficit	$(687,486)	$(1,619,635)	(57.6)%

As of November 30, 2016, we had a cash balance of $117,980, a working capital deficit of $687,486 and cash flows used in operations of $403,305 for the period then ended. During the six-month period ended November 30, 2016, we funded our operations with $357,500 we received from subscriptions to the units of our common stock we issued as part of our Offering, $73,754 (CAD$96,500) we received from Mr. Jeffs, our major shareholder, and with $75,000 we received from non-related parties. See “Net Cash Provided By Financing Activities”.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended November 30, 2016.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our remaining notes payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and rasies substantial doubt that we will be able to continue as a going concern.

Cash Flows
	Six months ended
	November 30, 2016	November 30, 2015
Cash flows used in operating activities	$(403,305)	$(163,040)
Cash flows used in investing activities	(14,940)	(32,838)
Cash flows provided by financing activities	508,938	196,200
Effects of foreign currency exchange on cash	(274)	(37)
Net increase in cash during the period	$90,419	$285

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2016, was $403,305. This cash was primarily used to cover our cash operating expenses of $388,386, to increase our current assets by $40,213, which included partial payments we made on manufacturing of our eBalance Pro Wellness devices, and to reduce our accrued liabilities by $29,553. These uses of cash were offset by decrease in our inventory of $797, and by increases in our accounts payable and amounts due to related parties of $12,358 and $30,221, respectively. In addition, we recorded $11,471 in unearned revenue associated with the deposit we received on the eBalance Pro Wellness device, which we received in December 2016.

Net cash used in operating activities during the six months ended November 30, 2015, was $163,040. This cash was primarily used to cover our cash operating expenses of $379,051, and to increase our inventory and decrease the accrued liabilities by $94 and $21,024, respectively. These uses of cash were offset by decreases in other current assets of $8,349, and increases in our accounts payable and amounts due to related parties of $81,663 and $140,525, respectively. In addition, we received $6,592 as payments for the spa equipment, which we recorded as unearned revenue pending delivery of the equipment to our customers.

Non-cash transactions

During the six-month period ended November 30, 2016, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•
$805,353 in loss on settlement of debt we recorded when our debt holders chose to convert $1,006,691 owed to them into units of our common stock as part of the Offering. The loss resulted from the difference between the conversion price, being $0.15 per unit, and the fair market value of our common stock on the closing of the Offering, being $0.27 per share.

•
$78,203 in stock-based compensation, of which $66,603 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $11,600 was associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we granted to Mr. Frank McEnulty, our CEO and President;

•	$20,991 in interest we accrued on the outstanding notes payable. Of this interest, $5,549 was accrued on the notes payable we issued to Mr. Jeffs, our major shareholder;
•
$13,730 in accretion expense which resulted from the difference between the 6%  stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs; and

•	$36,521 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology.

The above expenses were in part offset by $4,264 decrease in the loss on foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

During the six-month period ended November 30, 2015, our net loss was affected by the following amounts that did not have any impact on cash used in operations:

•	$6,500 in amortization expense we recorded on the equipment that is being used in our research of the eBalance Technology;
•
$606,866 in stock-based compensation, of which $159,924 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $446,942 was associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we granted to Mr. Frank McEnulty, our CEO and President;

•
$496,345 in stock-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock, which we granted to Ms. Arnett and Mr. Hargreaves as part of the options to purchase up to 20,000,000 shares of our common stock pursuant to our Technology Purchase Agreement, dated for reference November 25, 2014, which vested on August 26, 2015; and

•
$20,364 in stock-based compensation associated with the fair value of the options to purchase up to 150,000 shares of our common stock, which we granted to Mr. Bulwa, as part of his Consulting Agreement with us.

The above expenses were in part offset by the following non-cash transactions:

•	$8,190 decrease in the loss on foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions; and
•
$2,979 gain we recorded on the sale of our equipment to Ms. Arnett and Mr. Hargreaves; $19,301 in proceeds from the sale were used to reduce amounts owed to Mr. Hargreaves and Ms. Arnett for services they provided to the Company.

Net Cash Provided by Financing Activities

During the six-month period ended November 30, 2016, we borrowed a total of $75,000 from unrelated parties and $73,754 (CAD$96,500) from our major shareholder. These loans were unsecured, payable on demand and bore interest at 6% per annum, compounded monthly. In addition to the loans, we received $2,684 in non-interest bearing advances from an unrelated party.   During the same period we received $357,500 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2016.

During the six months ended November 30, 2015, we borrowed a total of $242,000 from unrelated parties.  The loans were unsecured, payable on demand and bore interest at 6% per annum, compounded monthly. During the same period we repaid $45,800 in non-interest bearing advances to a non-related party.

Net Cash Used in Investing Activities

During the six-month period ended November 30, 2016, we paid $14,940 for the equipment which is being used in our observational studies.

During the six-month period ended November 30, 2015, we paid $32,838 for the equipment which is being used in our ongoing research and development of the eBalance Technology and devices as well as in our observational studies.

Going Concern

The notes to our unaudited interim consolidated financial statements at November 30, 2016, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we have been able to generate only minimal revenue from the operations of our wholly owned subsidiary, Avyonce. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing.

We have accumulated a deficit of $4,593,517 since inception and increased financing will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and services through our wholly owned subsidiary, Avyonce. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have no operating history and thus no way to measure progress or potential future success.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $4,593,517 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015 we received a subscription for 150,000 units (each a “Unit”) at a price of $0.50 per Unit for total proceeds of $75,000. Each Unit consisted of one share of our common stock and one warrant for the purchase of one additional share of our common stock, exercisable at a price of $1.00 per share, expiring on December 31, 2015. We issued the shares on September 20, 2016. Since the expiration date of the warrants had passed, the warrants were not issued.

On October 12, 2016, we closed a non-brokered private placement offering (the “Offering”) at a price of $0.15 per unit (each an “October Unit”), by issuing 9,094,605 October Units for total gross proceeds of $1,364,191.

Each October Unit sold under the Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year. As part of the Offering, the holders of the notes payable, which were due on demand, chose to convert a total of $1,006,691 owed to them into October Units of the Company’s common stock.

7,195,958 October Units were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. Remaining 1,898,647 October Units were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D on the basis of representations provided by the debt holder that it was an accredited investor, as that term is defined in Regulation D.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger – Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger – Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.16	Loan Agreement and Note Payable dated June 17, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.17	Loan Agreement and Note Payable dated June 29, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.18	Loan Agreement and Note Payable dated July 7, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.19	Loan Agreement and Note Payable dated July 9, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.20	Loan Agreement and Note Payable dated July 15, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.21	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.23	Loan Agreement and Note Payable dated September 3, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)
10.24	Consulting Agreement dated September 1, 2015 and effective as of September 23, 2015 among Cell MedX Corp., and Steven H. Bulwa. (14)
10.25	Stock Option Agreement dated September 23, 2015 among Cell MedX Corp. and Steven H. Bulwa.(14)
10.26	Loan Agreement and Note Payable dated September 24, 2015 among Cell MedX Corp., and City Group LLC. (14)
10.27	Loan Agreement and Note Payable dated September 28, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)
10.28	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (14)
10.29	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(15)
10.30	Loan Agreement and Note Payable dated November 5, 2015, among Cell MedX Corp., and Tradex Capital Corp.
10.31	Loan Agreement and Note Payable dated December 23, 2015, among Cell MedX Corp., and Coventry Capital LLC.(15)

10.32	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.33	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.34	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (16)
10.35	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.36	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.37	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (18)
10.38	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.39	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.40	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.41	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.42	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.43	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.44	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.45	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (19)
14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three and six month periods ended November 30, 2016 and 2015 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at November 30, 2016 (unaudited), and May 31, 2016.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Six Months Ended November 30, 2016 and 2015.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Six-month period ended November 30, 2016.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six months ended November 30, 2016 and 2015.

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

Cell MedX Corp.

Date:	January 17, 2017	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	January 17, 2017	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)