Form 10-Q
period 2017-02-28
Cell MedX Corp.
filed 2017-04-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2017

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 14, 2017 was 40,244,605.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at February 28, 2017, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine-month periods ended February 28, 2017, are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiaries, Avyonce Cosmedics Inc., and Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$9,140	$27,561
Inventory	2,884	4,599
Other current assets	66,885	29,684
Total current assets	78,909	61,844

Equipment	256,081	207,083
Total assets	$334,990	$268,927

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$453,337	$384,147
Accrued liabilities	9,334	37,966
Due to related parties	329,874	307,650
Notes and advances payable	282,869	951,716
Unearned revenue	31,322	-
Total liabilities	1,106,736	1,681,479

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 40,244,605 and 31,000,000 shares issued and outstanding at February 28, 2017 and May 31, 2016, respectively	40,245	31,000
Additional paid-in capital	4,086,055	1,734,498
Obligation to issue shares	-	75,000
Accumulated deficit	(4,898,094)	(3,254,597)
Accumulated other comprehensive income	48	1,547
Total stockholders' deficit	(771,746)	(1,412,552)
Total liabilities and stockholders’ deficit	$334,990	$268,927

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue
Sales	$516	$2,602	$6,220	$8,251
Cost of goods sold	460	1,335	4,051	5,437
Gross margin	56	1,267	2,169	2,814

Operating expenses
Amortization	24,014	3,420	60,535	9,920
Consulting fees	73,263	72,592	224,010	262,302
General and administrative expenses	121,379	32,737	216,842	153,420
Research and development costs	52,782	15,643	192,807	594,367
Stock-based compensation	22,453	164,022	100,656	770,888
Total operating expenses	293,891	288,414	794,850	1,790,897

Other items
Accretion expense	(8,906)	-	(22,636)	-
Gain on sale of equipment	-	-	-	2,979
Interest	(1,836)	(8,868)	(22,827)	(19,953)
Loss on settlement of debt	-	-	(805,353)	-
Net loss	(304,577)	(296,015)	(1,643,497)	(1,805,057)

Unrealized foreign exchange translation (loss) gain	(3,411)	(1,583)	(1,499)	872
Comprehensive loss	$(307,988)	$(297,598)	$(1,644,996)	$(1,804,185)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	40,244,605	31,000,000	35,719,048	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Accumulated	Income	Total

Balance - May 31, 2015	31,000,000	$31,000	$75,000	$324,629	$(1,115,460)	$765	$(684,066)

Options issued for technology	-	-	-	496,345	-	-	496,345
Options issued for consulting fees	-	-	-	20,364	-	-	20,364
Stock-based compensation	-	-	-	770,888	-	-	770,888
Net loss for the nine months ended February 29, 2016	-	-	-	-	(1,805,057)	-	(1,805,057)
Translation to reporting currency	-	-	-	-	-	872	872

Balance - February 29, 2016	31,000,000	31,000	75,000	1,612,226	(2,920,517)	1,637	(1,200,654)

Stock-based compensation	-	-	-	97,272	-	-	97,272
Warrants issued for term loan	-	-	-	25,000	-	-	25,000
Net loss for the three months ended May 31, 2016	-	-	-	-	(334,080)	-	(334,080)
Translation to reporting currency	-	-	-	-	-	(90)	(90)

Balance - May 31, 2016	31,000,000	31,000	75,000	1,734,498	(3,254,597)	1,547	(1,412,552)

Stock-based compensation	-	-	-	100,656	-	-	100,656
Shares issued for cash	2,383,333	2,383	-	355,117	-	-	357,500
Shares issued for debt	6,711,272	6,712	-	999,979	-	-	1,006,691
Loss on debt settlement	-	-	-	805,353	-	-	805,353
Issuance of shares subscribed	150,000	150	(75,000)	74,850	-	-	-
Gain on divesting of subsidiary	-	-	-	15,602	-	-	15,602
Net loss for the nine months ended February 28, 2017	-	-	-	-	(1,643,497)	-	(1,643,497)
Translation to reporting currency	-	-	-	-	-	(1,499)	(1,499)

Balance - February 28, 2017	40,244,605	$40,245	$-	$4,086,055	$(4,898,094)	$48	$(771,746)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

	Nine Months Ended
	February 28, 2017	February 29, 2016

Cash flows used in operating activities:
Net loss	$(1,643,497)	$(1,805,057)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	22,636	-
Accrued interest on notes payable	22,827	19,953
Amortization	60,535	9,920
Consulting fees - non-cash	-	20,364
Foreign exchange loss (gain)	2,244	(10,386)
Gain on sale of equipment	-	(2,979)
Loss on settlement of debt	805,353	-
Research and development costs - non-cash	-	496,345
Stock-based compensation	100,656	770,888
Changes in operating assets and liabilities:
Inventory	959	(601)
Other current assets	(38,344)	(101,358)
Accounts payable	69,472	101,008
Accrued liabilities	(28,630)	(19,134)
Unearned revenue	31,471	29,315
Due to related parties	34,188	153,959
Net cash flows used in operating activities	(560,130)	(337,763)

Cash flows used in investing activities:
Acquisition of equipment	(110,234)	(33,548)
Net cash used in investing activities	(110,234)	(33,548)

Cash flows provided by financing activities:
Advances payable	2,684	(60,212)
Proceeds from notes payable	290,465	442,000
Proceeds from subscription for shares	357,500	-
Net cash provided by financing activities	650,649	381,788

Effects of foreign currency exchange on cash	1,294	3,060
Increase (decrease) in cash	(18,421)	13,537
Cash, beginning	27,561	1,258
Cash, ending	$9,140	$14,795

Non-cash investing transactions:
Sale of equipment recorded as settlement of due to related parties	$-	$19,301

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

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

On January 23, 2017, the Company divested of Avyonce in order to allow the Company to better concentrate on its core business. The divestiture was made effective as of December 31, 2016, at which date the Company forgave all intercompany debts outstanding (Note 8).

The Company is a development stage company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to, diabetes, Parkinson’s disease, and high blood pressure.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended February 28, 2017, are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Notes 6 and 7) at February 28, 2017 and May 31, 2016:

	February 28, 2017	May 31, 2016
Due to the Chief Executive Officer (“CEO”) and President	$98,654	$66,254
Due to the Chief Financial Officer (“CFO”)	7,434	6,419
Due to the Vice President (“VP”), Technology and Operations	56,278	56,596
Due to the Chief Medical Officer	81,059	81,059
Due to a company owned by the VP Technology and Operations and former VP, Corporate Strategy	--	1,747
Due to the former VP, Corporate Strategy	86,449	95,575
Due to related parties	$329,874	$307,650

Amounts are unsecured, due on demand and bear no interest.

During the nine months ended February 28, 2017 and February 29, 2016, the Company had the following transactions with related parties:

	February 28, 2017	February 29, 2016
Management fees incurred to the CEO and President	$32,400	$32,400
Stock-based compensation incurred to the CEO and President (Note 9)	11,600	554,376
Management fees incurred to the CFO	9,000	9,000
Consulting fees incurred to the former VP, Corporate Strategy	32,649	70,669
Consulting fees incurred to the VP, Technology and Operations	36,469	58,768
Net payments (or prepayments) made for equipment acquired (or to be acquired) from the VP, Technology and Operations and former VP, Corporate Strategy	--	(29,691)
Value of options issued and vested for Technology acquired from the VP, Technology and Operations and former VP, Corporate Strategy, and recorded as part of research and development costs (Note 9)	--	496,345
Consulting fees incurred to the Chief Medical Officer recorded as part of research and development costs	--	50,000
Stock-based compensation incurred to the Chief Medical Officer (Note 9)	89,056	216,512
Research and development costs incurred to a company controlled by the Chief Medical Officer	--	26,700
Accrued interest expense incurred to a significant shareholder, included in general and administrative expense (Note 6)	6,186	4,953
Accretion expense associated with a term loan entered into with significant shareholder (Note 7)	22,636	--
Total transactions with related parties	$239,996	$1,490,032

On September 26, 2016, the Company entered into a letter agreement (the “Letter Agreement”) with Jean Arnett and Brad Hargreaves to cancel the unvested portion of the options granted to Ms. Arnett and Mr. Hargreaves by the Company (Note 9). In addition, the Company renegotiated its consulting arrangements with Ms. Arnett and Mr. Hargreaves. Based on the Letter Agreement, the Company has agreed to pay each of Ms. Arnett and Mr. Hargreaves CAD$5,000 per month, beginning effective August 1, 2016, for duration of six months.

NOTE 3 - EQUIPMENT

During the quarter ended February 28, 2017, the Company received 20 eBalance Pro wellness devices. The Company paid the developer $96,217 (Euro 89,040) for the devices.

Amortization schedule for the equipment at February 28, 2017, and May 31, 2016:

	February 28, 2017	May 31, 2016
Book value, beginning of the period	$207,083	$25,846
Changes during the period	109,533	201,840
Amortization	(60,535)	(20,603)
Book value, end of the period	$256,081	$207,083

NOTE 4 - INVENTORY

As at February 28, 2017, the inventory consisted of supplies held for resale, and was valued at $2,884 (May 31, 2016 - $4,599). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

NOTE 5 - UNEARNED REVENUE

As at February 28, 2017, the Company had accepted $31,322 in deposits from its customers.

NOTE 6 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at February 28, 2017, and May 31, 2016:

As at February 28, 2017
Principal Outstanding	Interest Rate per Annum		Accrued Interest/Accretion	Total Book Value
$ 160,473	6%	Non-convertible	$ 2,229	$ 162,702
62,922	6%	Related Party (Note 2)	1,308	64,230
50,000	6%	Term Loan- Related Party (Notes 2 and 7)	22,636	52,665
3,272	0%	Advances	--	3,272
$ 276,668			$ 26,173	$ 282,869

As at May 31, 2016
Principal Outstanding	Interest Rate per Annum		Accrued Interest/Accretion	Total Book Value
$ 195,000	6%	Convertible	$ 18,588	$ 213,588
490,000	6%	Non-convertible	12,842	502,842
197,000	6%	Related Party (Note 2)	7,620	204,620
50,000	6%	Term Loan- Related Party (Notes 2 and 7)	5,028	30,028
638	0%	Advances	--	638
$ 932,638			$ 44,078	$ 951,716

During the nine-month period ended February 28, 2017, the Company entered into a number of loan agreements for $186,336 (May 31, 2016 - $480,000). These loans bear interest at 6% per annum, are unsecured and due on demand. During the same period, the Company entered into a number of loan agreements with Mr. Richard Jeffs (“Mr. Jeffs”), a major shareholder, for a total of $104,129 (CAD$136,500) (May 31, 2016 - $247,000) (the “Jeffs Loans”). The Jeffs Loans bear interest at 6% per annum, are unsecured and are payable on demand.

As of February 28, 2017, the Company recorded $22,827 (2016 - $19,953) in interest expense associated with above loans.

NOTE 7 - TERM LOAN

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

The Term Loan has effective interest rate of 77.51%, which was due primarily to the recording of non-cash accretion interest. During the nine-month period ended February 28, 2017, the Company recognized accretion expense of $22,636 (2015 - $Nil).

At March 3, 2016, the fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

At March 3, 2016
Expected Warrant Life	5 years
Risk-Free Interest Rate	1.33%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	16%

As of the date of the filing of these financial statements, Term Loan is in default, however, the Company has not been served with a default notice by Mr. Jeffs.

NOTE 8 - DIVESTITURE OF AVYONCE

On January 23, 2017, the Company divested of Avyonce to a former director in order to allow the Company to better concentrate on its core business. The divestiture was made effective as of December 31, 2016.

As part of the transaction, the Company forgave a total of $63,503 in intercompany advances, and recorded a gain on divestiture of $15,602, which was recorded through additional paid-in capital.

NOTE 9 - SHARE CAPITAL

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

Options

The changes in the number of stock options outstanding during the nine-month period ended February 28, 2017, and for the year ended May 31, 2016, are as follows:

	Nine months ended February 28, 2017		Year ended May 31, 2016
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	25,050,000	$0.14	22,400,000	$0.12
Options granted	--	n/a	2,650,000	0.34
Options cancelled	(17,500,000)	0.05	--	n/a
Options outstanding, ending	7,550,000	0.35	25,050,000	0.14
Options exercisable, ending	6,750,000	$0.31	5,650,000	$0.27

Details of options outstanding and exercisable as at February 28, 2017, are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	2,500,000	2,500,000
$0.67	January 13, 2015	2,400,000	1,600,000
$0.35	August 5, 2015	2,500,000	2,500,000
$0.20	September 23, 2015	150,000	150,000
		7,550,000	6,750,000

At February 28, 2017, the weighted average remaining contractual life of the stock options outstanding and exercisable was 3.67 years.

During the nine-month period ended February 28, 2017, the Company recognized $100,656 as share-based compensation expense (2016 - $770,888) (Note 2).

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

The changes in the number of warrants outstanding during the nine-month period ended February 28, 2017, and for the year ended May 31, 2016, are as follows:

	Nine months ended February 28, 2017	Year ended May 31, 2016
Warrants outstanding, beginning	2,000,000	--
Warrants issued	9,094,605	2,000,000
Warrants outstanding, ending	11,094,605	2,000,000

Details of warrants outstanding as at February 28, 2017, are as follows:

Exercise price	Expiry Date	Number of warrants exercisable
$0.15 1st year; $0.25 2nd year; $0.40 3rd year; $0.60 4th year; $0.75 5th year	March 3, 2021	2,000,000
$0.50 1st year; $0.75 2nd year; $1.00 3rd year $1.25 4th year; $1.50 5th year	October 12, 2021	9,094,605
		11,094,605

At February 28, 2017, the weighted average remaining contractual life of the share purchase warrants was 4.51 years.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to February 28, 2017, the Company received CAD$45,000 under loan agreements with non-related parties. The loans bear interest at 6% per annum, are unsecured and payable on demand (Note 6).

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

On November 26, 2014, we formed a subsidiary, Avyonce Cosmedics Inc., (“Avyonce”) under the laws of the Province of British Columbia. Avyonce’s main business activity was channelled towards the resale and marketing of spa technology and equipment to the worldwide beauty and wellness industry. We divested of Avyonce in January of 2017, to allow us to concentrate our efforts on our core business.

On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (“Cell MedX Canada”) under the laws of the Province of British Columbia, in anticipation of increased business activity in Canada.

Update on Observational Clinical Study

During the period ended February 28, 2017, the Company, with the assistance of Nutrasource Diagnostics Inc., has secured the main research facility in Hamilton, Ontario, completed an investigational protocol as well as Informed Consent and Ethics Board submission documentation, in an anticipation to enter regulated clinical trials (the “Study”). The Company received Health Canada’s approval to commence the Study on January 12, 2017. The approval from the Ethics Review Board was received on January 30, 2017.

With all required approvals in place, Dr. Richard Tytus, the Lead Investigator on the Study, and his team at Hamilton Medical Research Group commenced screening for qualified subjects in late February of 2017. As of the day of this Quarterly Report on Form 10-Q, the group of study participants had been increased to 37, with 29 subjects having started their three-month eBalance therapy.

The intent of the Study is to assess the impact of three months of eBalance therapy as an adjunct treatment, on HbA1c in Type 1 and Type 2 diabetics. The secondary endpoints of the Study will observe changes from baseline and medical history in the following;

•

Insulin sensitivity

•

Diabetic neuropathy

•

Diabetic foot pain and numbness

•

Wound healing

•

Blood pressure

•

Kidney function

•

Any other changes reported by patients

Recent Corporate Developments

The following corporate developments occurred during the quarter ended February 28, 2017, and up to the date of the filing of this report:

Change in Management

On January 23, 2017, Ms. Jean Arnett resigned as our Vice President, Corporate Strategy and as our director. Ms. Arnett’s resignation was not caused by any disagreement with the Company, whether related to our operations, policies, practices or otherwise. To fill the vacancy the board of directors appointed Bradley Hargreaves, our current VP, Technology and Operaitons, as a director.

Divestiture of Avyonce Cosmedics Inc.

On January 23, 2017, our board of directors approved the divestiture of Avyonce.  To complete the divestiture, the Company has orally agreed to transfer Avyonce to Ms. Jean Arnett for nominal consideration. For accounting purposes, the divestiture was made effective as of December 31, 2016. Upon transferring Avyonce to Ms. Arnett, the Company and Avyonce agreed to forgive all intercompany debt outstanding at December 31, 2016, which translated into USD$63,503 (CAD$85,265). The decision to divest Avyonce was made in order to allow the Company to better concentrate on upcoming observational clinical studies of its eBalance Technology, while simultaneously continuing the development of therapeutic and non-therapeutic devices based on the eBalance Technology.

Loan Agreements

During the quarter ended February 28, 2017, we entered into a number of loan agreements for a total of $141,697, of which CAD$40,000 were lent to us by Mr. Richard Jeffs, our major shareholder. The loans bear interest at 6% per annum, compounded monthly, are unsecured and payable on demand.

eBalance Pro Wellness Devices

During the quarter ended February 28, 2017, we received additional 20 eBalance Pro wellness devices. The Company plans to use several of these devices in its observations and in the Study as well as to obtain all  required regulatory approvals.

Results of Operations for the Three and Nine Months Ended February 28, 2017 and February 29, 2016

Our operating results for the three and nine-month periods ended February 28, 2017 and February 29, 2016, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Nine Months Ended
	February 28, 2017	February 29, 2016	Percentage Change	February 28, 2017	February 29, 2016	Percentage Change
Sales	$516	$2,602	(80.2)%	$6,220	$8,251	(24.6)%
Cost of goods sold	460	1,335	(65.5)%	4,051	5,437	(25.5)%
Gross margin	56	1,267	(95.6)%	2,169	2,814	(22.9)%
Operating expenses
Amortization	24,014	3,420	602.2%	60,535	9,920	510.2%
Consulting fees	73,263	72,592	0.9%	224,010	262,302	(14.6)%
General and administrative expenses	121,379	32,737	270.8%	216,842	153,420	41.3%
Research and development costs	52,782	15,643	237.4%	192,807	594,367	(67.6)%
Stock-based compensation	22,453	164,022	(86.3)%	100,656	770,888	(86.9)%
Total operating expenses	293,891	288,414	1.9%	794,850	1,790,897	(55.6)%

Accretion expense	(8,906)	-	n/a	(22,636)	-	n/a
Gain on sale of equipment	-	-	n/a	-	2,979	(100.0)%
Interest	(1,836)	(8,868)	(79.3)%	(22,827)	(19,953)	14.4%
Loss on settlement of debt	-	-	n/a	(805,353)	-	n/a
Net loss	$(304,577)	$(296,015)	2.9%	$(1,643,497)	$(1,805,057)	(9.0)%

Revenues

Our revenue during the three and nine-month periods ended February 28, 2017, and during the comparative period ended February 29, 2016, consisted of sales of consumables for the spa industry. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, as well as divestiture of Avyonce, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended February 28, 2017, our operating expenses increased by 1.9% from $288,414 incurred during the three months ended February 29, 2016, to $293,891 incurred during the three months ended February 28, 2017. Relatively comparable results were affected by $141,569 reduction in stock-based compensation, mainly due to the vesting terms of the options granted during our Fiscal 2015 and 2016, which was offset by increases in general and administrative expenses of $88,642, which increased from $32,737 incurred during the nine-month period ended February 29, 2016, to $121,379 we incurred during the nine-month period ended February 28, 2017; $37,139 increase in research and development fees associated with our Clinical Study; and $20,594 increase in amortization expense we recorded on equipment that we are using for our research and further development of our Technology.

During the nine-month period ended February 28, 2017, our operating expenses decreased by 55.6% from $1,790,897 incurred during the nine months ended February 29, 2016, to $794,850 incurred during the nine months ended February 28, 2017. The most significant year-to-date changes were as follows:

•

Our research and development fees for the nine-month period ended February 28, 2017, decreased by $401,560, from $594,367 we incurred during the nine months ended February 29, 2016 to $192,807 we incurred during the nine months ended February 28, 2017. The higher research and development fees during the comparative period were directly attributed to $496,345 we recorded as fair value of options to acquire up to 2,500,000 shares of our common stock which we granted to Ms. Arnett and Mr. Hargreaves in connection with our acquisition from them of the eBalance Technology pursuant to our Technology Purchase Agreement, as amended.

•

Our stock-based compensation for the nine-month period ended February 28, 2017, decreased by $670,232, from $770,888 we incurred during the nine months ended February 29, 2016 to $100,656 we incurred during the nine months ended February 28, 2017. The stock-based compensation included $89,056 (2015 - $216,512) in fair market value of the options we granted to Dr. Sanderson pursuant to his consulting agreement with us, and $11,600 (2015 - $554,376) in fair market value of the options we granted to Mr. McEnulty pursuant to his option agreement with us.

•

During the nine-month period ended February 28, 2017, our consulting fees decreased by $38,292, from $262,302 we incurred during the nine months ended February 29, 2016, to $224,010 we incurred during the nine months ended February 28, 2017. The decrease was mainly associated with a change in consulting arrangements with Ms. Arnett and Mr. Hargreaves - the vendors of our eBalance Technology.

•

Our general and administrative fees for the nine-month period ended February 28, 2017, increased by $63,422, or 41.3%, from $153,420 we incurred during the nine months ended February 29, 2016 to $216,842 we incurred during the nine months ended February 28, 2017. The largest factors that contributed to this increase were associated with an increase in our corporate communication fees of $65,750, travel fees of $25,888, loss on foreign exchange of $7,259 and filing and regulatory fees of $1,585. These increases were in part offset by decreases in rent fees of $19,635 accounting and audit fees of $6,282, salaries and wages of $6,992, and professional fees of $2,321.

•

During the nine-month period ended February 28, 2017, we recorded $60,535 in amortization on our equipment used in observations and research and development. During the comparative period ended February 29, 2016, our amortization expense was $9,920.

Other Items

•

During the nine-month period ended February 28, 2017, we accrued $22,827 (2016 - $19,953) in interest associated with the outstanding notes payable. Of this interest, $6,186 (2016 - $4,953) was accrued on notes payable we issued to Mr. Jeffs, our major shareholder.

•

During the nine-month period ended February 29, 2016, we recorded $2,979 in a gain on sale of equipment which we sold to Mr. Hargreaves for total proceeds of $19,301. We did not have similar transactions during the nine-month period ended February 28, 2017.

•

During the nine-month period ended February 28, 2017, we recorded $22,636 (2016 - $Nil) in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs.

•

During the nine-month period ended February 28, 2017, we recorded $805,353 (2016 - $Nil) in loss on settlement of debt when our debt holders chose to convert $1,006,691 owed to them into units of our common stock as part of the non-brokered private placement financing we closed on October 12, 2016 (the “Offering”). The loss resulted from the difference between the conversion price, being $0.15 per unit, and the fair market value of our common stock on the closing of the Offering, being $0.27 per share.

Liquidity and Capital Resources

Working Capital

	As at	As at
	February 28, 2017	February 29, 2016	Percentage Change
Current assets	$78,909	$61,844	27.6%
Current liabilities	1,106,736	1,681,479	(34.2)%
Working capital deficit	$(1,027,827)	$(1,619,635)	(36.5)%

As of February 28, 2017, we had a cash balance of $9,140, a working capital deficit of $1,027,827 and cash flows used in operations of $560,130 for the period then ended. During the nine-month period ended February 28, 2017, we funded our operations with $357,500 we received from subscriptions to the units of our common stock, we issued as part of our Offering, $104,129 (CAD$136,500) we received from Mr. Jeffs, our major shareholder, and with $186,336 we received from non-related parties. See “Net Cash Provided By Financing Activities”.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended February 28, 2017. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our remaining notes payable. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Nine months ended
	February 28, 2017	February 29, 2016
Cash flows used in operating activities	$(560,130)	$(337,763)
Cash flows used in investing activities	(110,234)	(33,548)
Cash flows provided by financing activities	650,649	381,788
Effects of foreign currency exchange on cash	1,294	3,060
Net increase (decrease) in cash during the period	$(18,421)	$13,537

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2017, was $560,130. This cash was primarily used to cover our cash operating expenses of $629,246, to increase our current assets by $38,344, and to reduce our accrued liabilities by $28,630. These uses of cash were offset by decrease in our inventory of $959, and by increases in our accounts payable and amounts due to related parties of $69,472 and $34,188, respectively. In addition, we recorded $31,471 in unearned revenue associated with the deposits we received on the eBalance Pro Wellness devices.

Net cash used in operating activities during the nine months ended February 29, 2016, was $337,763. This cash was primarily used to cover our cash operating expenses of $500,952, and to increase our other current assets associated mainly with deposits we made for the manufacture of 25 eBalance devices by $101,358. In addition, we used cash to increase our inventory by $601 and decrease the accrued liabilities by $19,134. These uses of cash were offset by increases in our accounts payable of $101,008, as well as increases in the amounts due to related parties of $153,959. In addition, we received $29,315 as payments for the spa equipment, which we recorded as unearned revenue pending delivery of the equipment to our customers.

Non-cash transactions

During the nine-month period ended February 28, 2017, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$805,353 in loss on settlement of debt we recorded when our debt holders chose to convert $1,006,691 owed to them into units of our common stock as part of the Offering. The loss resulted from the difference between the conversion price, being $0.15 per unit, and the fair market value of our common stock on the closing of the Offering, being $0.27 per share.

•

$100,656 in stock-based compensation, of which $89,056 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $11,600 was associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we granted to Mr. Frank McEnulty, our CEO and President;

•

$22,827 in interest we accrued on the outstanding notes payable. Of this interest, $6,186 was accrued on the notes payable we issued to Mr. Jeffs, our major shareholder;

•

$22,636 in accretion expense which resulted from the difference between the 6%  stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs;

•

$60,535 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology; and

•

$2,244 increase in the loss on foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions

During the nine-month period ended February 29, 2016, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$9,920 in amortization expense we recorded on the equipment that is being used in our research of the eBalance Technology;

•

$770,888 in stock-based compensation, of which $216,512 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $554,376 was associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Frank McEnulty, our CEO and President;

•

$496,345 in stock-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock, which we issued to Ms. Arnett and Mr. Hargreaves as part of the options to purchase up to 20,000,000 shares of our common stock pursuant to our Technology Purchase Agreement, dated for reference November 25, 2014, and which vested on August 26, 2015;

•

$19,953 in interest we accrued on the outstanding notes payable. Of this interest, $4,953 was accrued on the notes payable we issued to Mr. Jeffs, our major shareholder; and

•

$20,364 in stock-based compensation associated with the fair value of the options to purchase up to 150,000 shares of our common stock, which we issued to Mr. Bulwa, as a part of his Consulting Agreement with us.

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

Net Cash Provided by Financing Activities

During the nine-month period ended February 28, 2017, we borrowed a total of $186,336 from unrelated parties and $104,129 (CAD$136,500) from our major shareholder. These loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. In addition to the loans, we received $2,684 in non-interest bearing advances from an unrelated party. During the same period we received $357,500 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2016.

During the nine months ended February 29, 2016, we borrowed a total of $300,000 from unrelated parties and $142,000 from our major shareholder. The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. During the same period we repaid $60,212 in non-interest bearing advances, net of any additions, to a non-related party.

Net Cash Used in Investing Activities

During the nine-month period ended February 28, 2017, we paid $110,234 for the equipment which is being used in our observational studies, of this amount $96,217(Euro 89,040) was associated with the manufacturing of  our eBalance Pro second generation wellness devices.

During the nine month period ended February 29, 2016, we paid $33,548 for equipment being used for our ongoing research and development of the eBalance Technology and devices.

Going Concern

The notes to our unaudited interim consolidated financial statements at February 28, 2017, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we have been able to generate only minimal revenue from the operations of our wholly owned subsidiary, Avyonce, which we divested in January 2017. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing.

We have accumulated a deficit of $4,898,094 since inception and increased financing will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 28, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

We are recently formed, lack an operating history and to date have generated only minimal revenues.  If we cannot increase our revenues to start generating profits, our investors may lose their entire investment.

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and services through our wholly owned subsidiary, Avyonce, which we divested of in January of 2017. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $4,898,094 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.16	Loan Agreement and Note Payable dated June 17, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.17	Loan Agreement and Note Payable dated June 29, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.18	Loan Agreement and Note Payable dated July 7, 2015 among Cell MedX Corp., and City Group LLC. (13)

Exhibit Number	Description of Document
10.19	Loan Agreement and Note Payable dated July 9, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.20	Loan Agreement and Note Payable dated July 15, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.21	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.23	Loan Agreement and Note Payable dated September 3, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)
10.24	Consulting Agreement dated September 1, 2015 and effective as of September 23, 2015 among Cell MedX Corp., and Steven H. Bulwa. (14)
10.25	Stock Option Agreement dated September 23, 2015 among Cell MedX Corp. and Steven H. Bulwa.(14)
10.26	Loan Agreement and Note Payable dated September 24, 2015 among Cell MedX Corp., and City Group LLC. (14)
10.27	Loan Agreement and Note Payable dated September 28, 2015 among Cell MedX Corp., and Richard N. Jeffs. (14)
10.28	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (14)
10.29	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(15)
10.30	Loan Agreement and Note Payable dated November 5, 2015, among Cell MedX Corp., and Tradex Capital Corp.
10.31	Loan Agreement and Note Payable dated December 23, 2015, among Cell MedX Corp., and Coventry Capital LLC.(15)
10.32	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.33	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.34	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (16)
10.35	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.36	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.37	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (18)
10.38	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.39	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.40	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.41	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.42	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.43	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.44	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.45	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (19)
10.46	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.

Exhibit Number	Description of Document
10.47	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.
10.48	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs.
14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from this Quarterly Report on Form 10-Q for the three and nine month periods ended February 28, 2017 and February 29, 2016 formatted in XBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets at February 28, 2017 (unaudited), and May 31, 2016.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Nine Months Ended February 28, 2017 and February 29, 2016.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Nine-month period ended February 28, 2017.
(3) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine months ended February 28, 2017 and February 29, 2016.

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

Cell MedX Corp.

Date: April 14, 2017	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 14, 2017	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)