Form 10-K
period 2017-05-31
Cell MedX Corp.
filed 2017-08-29
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54500

Cell MedX Corp.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	38-3939625 (I.R.S. Employer Identification No.)

123 W. Nye Ln, Suite 446 Carson City, NV (Address of principal executive offices)	89706 (Zip Code)

Registrant’s telephone number, including area code: (844) 238-2692

n/a

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

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,919,912 based on average of closing bid and ask for Cell MedX Corp. shares on November 30, 2016.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 29, 2017
Common stock - $0.001 par value	40,244,605

ii

iii

PART I

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Cell MedX,” “the Company,” “we,” “us,” or “our” are to Cell MedX Corp., collectively with its wholly owned subsidiary Cell MedX (Canada) Corp. and with its former wholly owned subsidiary Avyonce Cosmedics Inc.

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2017, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On November 26, 2014, we formed a subsidiary, Avyonce Cosmedics Inc., (the “Avyonce”) under the laws of the Province of British Columbia. Avyonce’s main business activity was channelled towards the resale and marketing of spa technology and equipment to the worldwide beauty and wellness industry. On January 23, 2017, our board of directors approved the divestiture of Avyonce.  To complete the divestiture, the Company agreed to transfer Avyonce to Ms. Jean Arnett for nominal consideration.

For accounting purposes, the divestiture was made effective as of December 31, 2016. Upon transferring Avyonce to Ms. Arnett, the Company and Avyonce agreed to forgive all intercompany debt outstanding at December 31, 2016, which translated into USD$63,503 (CAD$85,265). The decision to divest Avyonce was made in order to allow the Company to better concentrate on upcoming observational clinical studies of its eBalance Technology, while simultaneously continuing the development of therapeutic and non-therapeutic devices based on the eBalance Technology

On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (the “Cell MedX Canada”) under the laws of the Province of British Columbia, in anticipation of increased business activity in Canada. As of the day of this Annual Report on Form 10-K Cell MedX Canada is engaged in manufacturing and further development of the eBalance Technology.

BUSINESS OF CELL MEDX

eBalance Technology Acquisition

We acquired our proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments, which we call eBalance Technology, on November 25, 2014, when we entered into a Technology Purchase Agreement with Jean Arnett and Bradley Hargreaves (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, Ms. Arnett and Mr. Hargreaves sold to us all of their respective rights, title and interests in and to the eBalance Technology. In consideration for the sale of the eBalance Technology, we paid to Ms. Arnett and Mr. Hargreaves a total of $100,000 and issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an initial exercise price of $0.05 per share (the “Options”) of which Options to acquire up to 2,500,000 shares of our common stock vested on August 26, 2015.

On September 26, 2016, we entered into a letter agreement (the “Letter Agreement”) with Ms. Arnett and Mr. Hargreaves to, among other things, cancel Options to acquire up to 17,500,000 shares of our Common stock, representing unvested portion of the Options granted to Ms. Arnett and Mr. Hargreaves as at September 26, 2016.

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

Microcurrent delivery devices used for the treatment of diabetic neuropathy and poor wound healing in diabetics have been in the marketplace for decades. However, the eBalance Technology can be distinguished from those devices, which have a limited utility and are not designed to treat diabetes at its core - the underlying metabolic disorder that leads to hyperglycemia and its sequelae. It is hoped that devices incorporating the eBalance Technology will effect changes much further “upstream” in the pathophysiology or natural history of diabetes.  Not a “me too” device, nor an incremental improvement in an established realm, devices based on the eBalance Technology could, if proven through diligent research and development, open a new category of diabetes care.

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

A research and development plan adopted by the Company includes a series of investigations that allow to move the product from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the device(s) upon which a set of claims intended for FDA, Health Canada and European Medical CE approval through the rigorous Pre-Market Approval (PMA) process is being constructed. Currently ongoing clinical observational trial (the “Clinical Study”) and future planned clinical trials (see “Clinical Trials”, below) will allow us to define the final marketing claims for our eBalance products, and will become the foundation for sales & marketing efforts in subsequent phases. The preliminary results of the Clinical Study and our in-house observations of the effects of the eBalance technology on human body, suggest that our claims will not only focus on overall diabetes management, reductions in average blood sugar (HbA1C) as well as other markers that denote the degree and quality of blood sugar control, we believe that claims may extend to pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease.

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

Market Opportunity - Diabetes and Its Complications

Diabetes is a severe and debilitating disease with profound consequences, both for the individual and for society. The complications of diabetes are devastating, and the economic costs of care comprise a substantial portion of health care budgets. Despite the best efforts of the scientific community to devise a cure, the incidence of diabetes is on the rise. According to the information published by International Diabetes Association (“IDA”) in its Diabetes Atlas[1], in 2015 there were 415 million people living with diabetes worldwide and a further 318 million people were at high risk of developing diabetes. These numbers were expected to grow to 642 million and 481 million, respectively, by 2040. It is estimated that each year 86,000 new cases of juvenile diabetes are being diagnosed.

__________________

[1]

International Diabetes Federation. (2015). IDF Diabetes Atlas - Seventh Edition, 12 and 52.

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

Type 1 diabetes is caused by destruction of the insulin secreting (beta) cells of the pancreas. The pathogenesis involves autoimmune processes that lead to an absolute insulin deficiency. Type 2 diabetes is caused by a combination of genetic and non-genetic factors that result in insulin resistance and insulin deficiency. Non-genetic factors include increasing age, high caloric intake, obesity, central adiposity, sedentary lifestyle, and low birth weight. This group comprises approximately 90-95% of cases in the diabetes syndrome.

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

Expansion of Disease Focus

Cell MedX understands that even though the current eBalance Technology has significant potential of success based solely on treating complications caused by diabetes with its underlying wellness treatment technology, in order to capture a larger market share, more specialized software / treatment options will be essential to the Company’s future growth and success. The Company anticipates that it will commence development of specialized software to target other ailments such as gout, hypertension, heart disease, neurological disorders, and depression among others.  As at the date of this Annual Report on Form 10-K, the Company has not determined the timeframe for rolling out such expansion, however, based on the in-house observations of the effects of the eBalance Therapy on human body, as well as positive response from the Clinical Study subjects, we feel that additional stress on research and fine-tuning of our eBalance devices to treat pain would become near-term priority.

Pain is perhaps the number one reason people seek professional medical help and take medications; it is what tells the brain that something is wrong and is caused in part by insufficient electrical charge in cells. Since eBalance therapy restores electrical charges to cells it allows for the rapid reduction or elimination of pain from many sources.

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

Clinical Trials

During January through March 2015, we carried out a preliminary Pilot Trial (the “Pilot Trial”), which was designed to examine the short term metabolic impact of a single treatment with eBalance Technology on two diabetic subjects.  Pre- and post-treatment blood samples from each subject were sent for extensive metabolic pathway analysis at the University of Alberta Metabolomics Unit.  From those studies we observed alterations in several pathways, which are known to be deficient in persons with diabetes. The results of the Pilot Trial were notable in that significant shifts in metabolites related to blood sugar handling and disposal occurred in a very short time frame, with the only intervening variable being a 10-minute treatment with eBalance Technology.

The findings from the Pilot Trial were then used to inform further experimentation, including selection of metabolic end points for testing during a Phase IB clinical trial, which we started preparations for in July 2015. Due to shortage in available funding, we decided to temporarily postpone the Phase IB clinical Trial.

During the fourth quarter of our fiscal 2016 we engaged Nutrasource Diagnostics Inc. (“Nutrasource”) to commence observational clinical trial in Canada (“Clinical Study”) to assess and quantify eBalance technology’s ability to alter key metabolic pathways while targeting improved blood sugar control.

During our Fiscal 2017, the Company, with the assistance of Nutrasource, secured the main research facility in Hamilton, Ontario, completed an investigational protocol as well as Informed Consent and Ethics Board submission documentation, in an anticipation to start in-patient phase of the Clinical Study.

Based on finalized investigational protocol the Clinical Study was structured to assess the impact of three months of the eBalance therapy, as an adjunct treatment, on HbA1c in thirty (30) Type 1 and Type 2 diabetics.  The secondary endpoints of the Clinical Study were defined to observe changes from baseline and medical history of each Clinical Study subject in the following;

•

Insulin sensitivity

•

Diabetic neuropathy

•

Diabetic foot pain and numbness

•

Wound healing

•

Blood pressure

•

Kidney function

•

Any other changes reported by patients

The Company received Health Canada’s approval to commence the Clinical Study on January 12, 2017. The approval from the Ethics Review Board was received on January 30, 2017. With all required approvals in place, Dr. Richard Tytus, the Lead Investigator on the Study, and his team at Hamilton Medical Research Group commenced screening for qualified subjects in late February of 2017.

In-patient phase of the Clinical Study was completed on July 24, 2017, ahead of schedule and without any patient drop outs or patients lost to follow up. During the Clinical Study each subject received a 13.55-minute treatment with eBalance Pro twice per week for a total of 25 treatments. Following the therapy many subjects indicated various positive changes to their wellbeing including, but not limited to, noticeable reduction in neuropathies associated with diabetes, alleviated muscle pain, increased wound healing, reduced fluid retention, with no one experiencing any negative side effects of the eBalance Therapy.

The site close out is expected the week of August 28th. As of the date of this Annual Report on Form 10-K, Nutrasource has reviewed all case report forms for all subjects and finalized outstanding data clarification reports, allowing Nutrasource to begin compilation of the database in preparation for a white paper on the results of the Clinical Study.

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

On December 4, 2015, we executed a non-binding letter of intent (“LOI”) with Mr. Tassi and Bio4Med. The LOI contemplated that (i) we will enter into a technology development and license agreements with Mr. Tassi and Bio4Med to continue development of therapeutic devices based on the eBalance Technology; (ii) upon approval of the first Prototype, we will place an order for the production of 25 devises; and (iii) Mr. Tassi will provide his services for an initial term of four months commencing on December 4, 2015.

On December 15, 2015, as contemplated under the LOI, we ordered the first batch which consisted of 25 eBalance Pro devices with the same configuration as the original Prototype, which were manufactured in early 2016. These devices were designed as a stand-alone unit, controlled by proprietary software installed in an external computer specifically designed to be used with the eBalance device. Once internally tested, the devices were distributed to selected clinics and practitioners as well as used directly by the Company in our in-house observations to see the effects of the eBalance Therapy on human body.

After several months of testing, we received a feedback from the clinicians and participants, which allowed for further refinement of the devices, which were limited to aesthetics and ease of use. The Company ordered from Bio4Med 20 units of the second generation eBalance device, which were received in December 2016. These devices were also distributed to practitioners for observations and further testing.

In early 2017 the management decided to discontinue negotiations with Bio4Med on technology development and license agreements, as contemplated under the LOI, and chose to move manufacturing of the eBalance devices to North America. The decision to move to Canada was the outcome of further research we had done on potential markets, tax implications of manufacturing the devices in Europe versus in Canada, cross border transfer pricing, availability of raw material and the control of the production processes.  As such, in the fourth quarter of its Fiscal 2017, we entered into a production agreement with an ISO 9001 certified manufacturing facility in Coquitlam, BC, and selected North American suppliers for sourcing essential components.

As of the date of this Annual Report on Form 10-K, we are in the process of producing our first batch of 50 eBalance devices manufactured in Canada, which is expected to be completed in early September.

In order to continue our manufacturing in Canada and move forward with further development and improvements of our devices based on the eBalance Technology, we will require additional capital. We are planning to raise this capital through debt or equity financing or through a combination of both.

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

To assist us with the certifications we have partnered with several providers specializing in the certification process for medical devices, who are assisting us with our pre-market 510K application with FDA and Class 2 certification with Health Canada. It is expected that both certifications will be secured in the third quarter of our Fiscal 2018. Due to the globalization of medical device certification standards, the current certification work will also allow the Company to start selling its devices to Brazil, Australia, Japan and Europe.

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

Marketing Plans

Once approved for marketing, we intend to market eBalance devices incorporating the eBalance Technology through authorized dealers and distributors of medical equipment to professional / institutional users. With the limited number of eBalance devices currently being built, the Company’s marketing team has established that leasing the devices to various clinics on per-treatment basis would provide the best return on investment, and will allow for the opportunity to collect recurring revenue.

As of the date of this Annual Report on Form 10-K the Company specified several geographical zones, which will be assigned to certain distributors who are now being selected. Specifically, the Company is in negotiations with Cascadia Health 2020 Corporation, who has been selected as a representative and distributor for all of Canada. In order to secure the right for exclusive distributorship, the Cascadia Health will be required to place an order for a minimum of 50 devices at the time of entering into a definitive LOI. Cascadia Health paid the Company $5,653 (CAD$7,500) deposit for the right to finalize the letter of intent.

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

As of the date of the filing of this Annual Report on Form 10-K, we are in the process of determining the best possible options for securing the proprietary technology represented by the eBalance Technology.

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

We are recently formed, lack an operating history and to date have generated only minimal revenues through our former wholly owned subsidiary, Avyonce. If we cannot increase our revenues to start generating profits, our investors may lose their entire investment.

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and services through our wholly owned subsidiary, Avyonce, which we divested of in January of 2017. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $4,504,043 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 123 W. Nye Ln, Suite 446, Carson City, NV 89706. Our wholly owned subsidiary’s Cell MedX (Canada) Corp.’s, principle office is located at 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4. Other than these offices, we do not currently maintain any other facilities, and do not anticipate the need for maintaining other facilities at any time in the foreseeable future.

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

High & Low Bids
Period ended	High	Low
August 31, 2015	$0.33	$0.255
November 30, 2015	$0.21	$0.10
February 29, 2016	$0.32	$0.065
May 31, 2016	$0.29	$0.10
August 31, 2016	$0.25	$0.12
November 30, 2016	$0.27	$0.13
February 28, 2017	$0.331	$0.15
May 31, 2017	$0.44	$0.23

HOLDERS OF RECORD

As of August 29, 2017, we had approximately 41 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended May 31, 2017, and up to the date of the filing of this Annual Report of Form 10-K we had the following unregistered sales of our equity securities:

•

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

•

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

•

On August 24, 2017, the Company’s board of directors approved a private placement offering of up to 8,000,000 units of the Company’s common stock at a price of $0.25 per unit (the “Proposed Unit”) for gross proceeds of up to $2,000,000 (the “Proposed Offering”). Each Unit sold under the Proposed Offering will consist of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

The Proposed Offering will be made to persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act”), and to “accredited investors” as that term is defined under National Instrument 45-106 - Prospectus and Registration Exemptions.

As of the date of this Annual Report on Form 10-K, the Company had received $250,000 in subscription to units under the Proposed Offering.

•

On August 24, 2017, the Company’s board of directors resolved to approach its current debt holders with a proposal to convert the notes payable the Company had issued to the debt holders into the restricted shares of the Company’s common stock at $0.25 per share. The Company proposed to convert up to $517,698 comprised of $497,912 in principal and $19,786 in accrued interest into 2,070,792 shares, and to convert up to $266,361 in services payable to the Company’s current and former directors, and officer into 1,065,445 restricted shares.

The shares will be issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D or by the Regulation S to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

•

On August 24, 2017, we granted options to purchase up to 2,050,000 shares of our common stock at an exercise price of $0.35 per share expiring August 24, 2022, of which an option to purchase up to 300,000 shares of our common stock was granted to the Company’s CFO with remaining options granted to the Company’s consultants.

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2017	2016	(Decrease)
Sales	$6,220	$36,557	(83.0)%
Cost of goods sold	(4,051)	(28,416)	(85.7)%
Gross margin	2,169	8,141	(73.4)%

Operating expenses
Amortization	123,046	20,603	497.2%
Consulting fees	284,655	331,587	(14.2)%
General and administrative expenses	400,298	241,666	65.6%
Research and development costs	297,043	650,377	(54.3)%
Stock-based compensation	117,483	868,160	(86.5)%
Total operating expenses	1,222,525	2,112,393	(42.1)%

Other items
Accretion expense	(22,972)	(5,028)	356.9%
Gain on forgiveness of debt	22,944	-	n/a
Gain on sale of equipment	-	2,979	(100)%
Interest	(29,062)	(32,836)	(11.5)%
Net loss	$(1,249,446)	$(2,139,137)	(41.6)%

Revenues

Our revenue during the years ended May 31, 2017 and 2016 was associated with the operations of our former wholly owned subsidiary, Avyonce Cosmedics Inc. (“Avyonce”). The revenue consisted of sales of spa equipment and consumable products, as well as continuing education courses to estheticians and health care professionals in the field of medical aesthetics. During the year ended May 31, 2016, due to the unforeseen downward trend in spa equipment supply market, the business efforts of Avyonce were redirected to the observational studies of the effects of the eBalance Therapy. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, as well as divestiture of Avyonce, we do not expect to have significant operating revenue in the near future.

Operating Expenses

During the year ended May 31, 2017, our operating expenses decreased by 42.1% from $2,112,393 we incurred during the year ended May 31, 2016, to $1,222,525 incurred during the year ended May 31, 2017. The decrease was mainly associated with decreased research and development activities during the year as well as reduced stock-based compensation for the options to acquire shares of our common stock we granted to our senior officers. The most significant year-to-date changes were as follows:

•

Our research and development fees for the year ended May 31, 2017, decreased by $353,334, from $650,377 we incurred during the year ended May 31, 2016 to $297,043 we incurred during the year ended May 31, 2017. The higher research and development fees during the comparative period were directly attributed to $496,345 we recorded as fair value of options to acquire up to 2,500,000 shares of our common stock which we granted to Ms. Arnett and Mr. Hargreaves in connection with our acquisition from them of the eBalance Technology pursuant to our Technology Purchase Agreement, as amended.

•

Our stock-based compensation for the year ended May 31, 2017, decreased by $750,677, from $868,160 we incurred during the year ended May 31, 2016 to $117,483 we incurred during the year ended May 31, 2017. The stock-based compensation included $105,883 (2016 - $262,874) in fair market value of the options we granted to Dr. Sanderson pursuant to his consulting agreement with us, and $11,600 (2016 - $605,286) in fair market value of the options we granted to Mr. McEnulty pursuant to his option agreement with us.

•

During the year ended May 31, 2017, our consulting fees decreased by $46,932, from $331,587 we incurred during the year ended May 31, 2016, to $284,655 we incurred during the year ended May 31, 2017. The decrease was mainly associated with a change in consulting arrangements with Ms. Arnett and Mr. Hargreaves - the vendors of our eBalance Technology.

•

Our general and administrative fees for the year ended May 31, 2017, increased by $158,632, or 65.6%, from $241,666 we incurred during the year ended May 31, 2016 to $400,298 we incurred during the year ended May 31, 2017. The largest factors that contributed to this increase were associated with our corporate communication fees of $218,341 (2016 - $28,375), which resulted from our market outreach program, travel fees of $31,658 (2016 - $7,532), decreased gain on foreign exchange of $1,729 (2016 - $5,910) and filing and office expenses of $15,938 (2016 - $11,529). These increased expenses were in part offset by decreases in our rent fees, which were eliminated in our Fiscal 2017, as compared to $24,479 we recorded in our Fiscal 2016; accounting and audit fees of $29,940 (2016 - $40,451), professional fees of $20,737 (2016 - $39,807); in addition we eliminated salaries and wages expense, which in comparative Fiscal 2016 amounted to $7,352.

•

During the year ended May 31, 2017, we recorded $123,046 in amortization on our equipment used in observations and research and development. During the comparative period ended May 31, 2016, our amortization expense was $20,603.

Other Items

•

During the year ended May 31, 2017, we accrued $29,062 (2016 - $32,836) in interest associated with the outstanding notes payable. Of this interest, $7,919 (2016 - $7,620) was accrued on notes payable we issued to Mr. Jeffs, our major shareholder.

•

During the year ended May 31, 2017, we recorded $22,972 (2016 - $5,028) in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs.

•

During the year ended May 31, 2017, we recorded $22,944 as gain on forgiveness of debt with Rizalina Raneses, the former officer and a former major shareholder of the Company.

•

During the year ended May 31, 2016, we recorded $2,979 gain on sale of equipment which we sold to Mr. Hargreaves for total proceeds of $19,301. We did not have similar transactions during the year ended May 31, 2017.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Increase /
	2017	2016	(Decrease)
Current assets	$100,157	$61,844	62.0%
Current liabilities	1,463,055	1,681,479	(13.0)%
Working capital deficit	$(1,362,898)	$(1,619,635)	(15.9)%

As of May 31, 2017, we had a cash balance of $67,494, a working capital deficit of $1,362,898 and cash flows used in operations of $754,059 for the year then ended. During the year ended May 31, 2017, we funded our operations with $357,500 we received from subscriptions to the units of our common stock, we issued as part of our Offering, $104,129 (CAD$136,500) we received from Mr. Jeffs, our major shareholder, $408,696 we received from non-related parties, and with $33,901 we received in non-interest bearing advances. See “Net Cash Provided By Financing Activities”.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended May 31, 2017.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our remaining notes payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2017	2016
Cash flows used in operating activities	$(754,059)	$(421,572)
Cash flows used in investing activities	(110,234)	(218,790)
Cash flows provided by financing activities	904,226	666,788
Effects of foreign currency exchange on cash	-	(123)
Net increase in cash during the period	$39,933	$26,303

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2017, was $754,059. This cash was primarily used to cover our cash operating expenses of $985,625, and to increase our inventory by $4,318. These uses of cash were offset by decrease in our other current assets of $9,486, and by increases in our accounts payable and accrued liabilities of $85,303 and $42,675, respectively. In addition, we recorded $51,259 in unearned revenue associated with the deposits we received on the eBalance Pro wellness devices, and $47,161 increase in amounts due to related parties.

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

Non-cash transactions

During the year ended May 31, 2017, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$117,483 in stock-based compensation, of which $105,883 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $11,600 was associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we granted to Mr. Frank McEnulty, our CEO and President;

•

$29,062 in interest we accrued on the outstanding notes payable. Of this interest, $7,919 was accrued on the notes payable we issued to Mr. Jeffs, our major shareholder;

•

$22,972 in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs (as of the date of the filing of this Annual Report on Form 10-K, the term loan is in default); and

•

$123,046 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology.

The above non-cash expenses were offset by $22,944 we recorded as forgiveness of debt with Rizalina Raneses, the former officer and a former major shareholder of the Company, and by $5,798 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar denominated transactions.

During the year ended May 31, 2016, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$496,345 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock, which we issued to Ms. Arnett and Mr. Hargreaves pursuant to our Technology Purchase Agreement, dated for reference November 25, 2014, and which vested on August 26, 2015;

•

$868,160 in stock-based compensation, of which $262,874 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $605,286 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Frank McEnulty, our CEO and President;

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

Net Cash Provided by Financing Activities

During the year ended May 31, 2017, we borrowed a total of $375,000 and $33,696 (CAD$45,000) from unrelated parties and $104,129 (CAD$136,500) from our major shareholder. These loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. In addition to the loans, we received $33,901 in non-interest bearing advances from an unrelated party.   During the same period we received $357,500 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2016.

During the year ended May 31, 2016, we borrowed a total of $480,000 from unrelated parties and $197,000 from our major shareholder.  These loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. In addition, we borrowed $50,000 from our major shareholder, which was to be repaid on or before March 3, 2017. The loan bears a 6% interest rate, however, due to the issuance of the warrants to acquire up to 2,000,000 shares of the Company’s common stock, which were issued to Mr. Jeffs as consideration for lending us the funds, the fair value of the loan, at the time of the transaction, was determined to be $25,000, which resulted in 77.51% implied interest. As of the date of the filing of this Annual Report on Form 10-K, the term loan is in default.

During the same period we repaid $60,212 in non-interest bearing advances, net of any additions, to a non-related party.

Net Cash Used in Investing Activities

During the year ended May 31, 2017, we paid $110,234 for the equipment which is being used in our observational studies and further research and development of our eBalance Technology, of this amount $96,217(Euro 89,040) was associated with the manufacturing of our second generation eBalance Pro wellness devices.

During the year ended May 31, 2016, we paid $218,790 for the equipment which is being used in our clinical and observational studies.

Going Concern

The notes to our audited consolidated financial statements at May 31, 2017, disclose substantial doubt about our ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations of our former wholly owned subsidiary, Avyonce. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing.

We have accumulated a deficit of $4,504,043 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Principles of consolidation

The consolidated financial statements include the accounts of Cell MedX Corp., our wholly owned subsidiary, Cell MedX (Canada) Corp, and our former wholly owned subsidiary which we divested of in January of 2017, Avyonce Cosmedics Inc., up to the date of its disposition. On consolidation we eliminate all intercompany balances and transactions.

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

The functional currency of our wholly owned subsidiaries is the Canadian dollar. On consolidation, the subsidiaries translate the assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translate revenues and expenses using average exchange rates during the period. Gains and losses arising on translation are included in the other comprehensive income. As of the date of this Annual Report on Form 10-K we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Accounts receivable

Receivables represent valid claims against debtors for services provided or goods sold on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At May 31, 2017 and 2016, our allowance for doubtful accounts was $Nil.

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

Stock options and other share-based compensation

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees are recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital.

We use the Black-Scholes option pricing model to calculate the fair value of share purchase options and the binomial option pricing model to determine the fair value of all stock based awards classified as liabilities. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

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

At May 31, 2016, we had $67,494 in cash on deposit with a large chartered Canadian bank and a large US bank. Of these deposits approximately $11,098 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent accounting standards and pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company expects to adopt the accounting standard update using the modified retrospective approach. The cumulative effect of adopting the accounting standard update will be recorded to retained earnings on January 1, 2018. We have completed our initial assessment of the effect of adoption. Based on this assessment, we expect changes in our revenue recognition policy relating to royalty revenues and certain other revenues that are currently recognized on a cash basis or sell through method. Upon adoption of the accounting standard updates, these revenues will be recognized in the periods in which the sales occur, subject to the constraint on variable consideration. The Company does not expect that these accounting standard updates will have a material impact on its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cell MedX Corp.

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. as of May 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Cell MedX Corp. as of May 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

August 29, 2017

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2017	May 31, 2016

ASSETS

Current assets
Cash	$67,494	$27,561
Inventory	8,161	4,599
Other current assets	24,502	29,684
Total current assets	100,157	61,844

Equipment	193,571	207,083
Total assets	$293,728	$268,927

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$447,600	$384,147
Accrued liabilities	80,200	37,966
Due to related parties	342,847	307,650
Notes and advances payable	541,298	951,716
Unearned revenue	51,110	-
Total liabilities	1,463,055	1,681,479

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 40,244,605 and 31,000,000 shares issued and outstanding at May 31, 2017 and 2016, respectively	40,245	31,000
Additional paid-in capital	3,294,224	1,734,498
Obligation to issue shares	-	75,000
Accumulated deficit	(4,504,043)	(3,254,597)
Accumulated other comprehensive income	247	1,547
Total stockholders' deficit	(1,169,327)	(1,412,552)
Total liabilities and stockholders’ deficit	$293,728	$268,927

The accompanying notes are an integral part of these audited consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year ended May 31, 2017	Year ended May 31, 2016

Revenue
Sales	$6,220	$36,557
Cost of goods sold	4,051	28,416
Gross margin	2,169	8,141

Operating expenses
Amortization	123,046	20,603
Consulting fees	284,655	331,587
General and administrative expenses	400,298	241,666
Research and development costs	297,043	650,377
Stock-based compensation	117,483	868,160
Total operating expenses	1,222,525	2,112,393

Other items
Accretion expense	(22,972)	(5,028)
Gain on forgiveness of debt	22,944	-
Gain on sale of equipment	-	2,979
Interest	(29,062)	(32,836)
Net loss	(1,249,446)	(2,139,137)

Unrealized foreign exchange translation gain	(1,300)	782
Comprehensive loss	$(1,250,746)	$(2,138,355)

Net loss per common share
Basic and diluted	$(0.03)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	36,859,737	31,000,000

The accompanying notes are an integral part of these audited consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Accumulated	Income	Total

Balance - May 31, 2015	31,000,000	$31,000	$75,000	$324,629	$(1,115,460)	$765	$(684,066)

Options issued for technology	-	-	-	496,345	-	-	496,345
Options issued for consulting fees	-	-	-	20,364	-	-	20,364
Stock-based compensation	-	-	-	868,160	-	-	868,160
Warrants issued for term loan	-	-	-	25,000	-	-	25,000
Net loss for the year ended May 31, 2016	-	-	-	-	(2,139,137)	-	(2,139,137)
Translation to reporting currency	-	-	-	-	-	782	782

Balance - May 31, 2016	31,000,000	31,000	75,000	1,734,498	(3,254,597)	1,547	(1,412,552)

Stock-based compensation	-	-	-	117,483	-	-	117,483
Shares issued for cash	2,383,333	2,383	-	355,117	-	-	357,500
Shares issued for debt	6,711,272	6,712	-	999,979	-	-	1,006,691
Issuance of shares subscribed	150,000	150	(75,000)	74,850	-	-	-
Gain on divesting of subsidiary				12,297	-	-	12,297
Net loss for the year ended May 31, 2017	-	-	-	-	(1,249,446)	-	(1,249,446)
Translation to reporting currency	-	-	-	-	-	(1,300)	(1,300)

Balance - May 31, 2017	40,244,605	$40,245	$-	$3,294,224	$(4,504,043)	$247	$(1,169,327)

The accompanying notes are an integral part of these audited consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year ended May 31, 2017	Year ended May 31, 2016

Cash flows used in operating activities:
Net loss	$(1,249,446)	$(2,139,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	22,972	5,028
Accrued interest on notes payable	29,062	32,836
Amortization	123,046	20,603
Consulting fees - non-cash	-	20,364
Unrealized foreign exchange	(5,798)	9,608
Gain on sale of equipment	-	(2,979)
Gain on forgiveness of debt	(22,944)	-
Research and development costs - non-cash	-	496,345
Stock-based compensation	117,483	868,160
Changes in operating assets and liabilities:
Inventory	(4,318)	(3,925)
Other current assets	9,486	(8,429)
Accounts payable	85,303	136,278
Accrued liabilities	42,675	8,268
Unearned revenue	51,259	-
Due to related parties	47,161	135,408
Net cash flows used in operating activities	(754,059)	(421,572)

Cash flows used in investing activities:
Acquisition of equipment	(110,234)	(218,790)
Net cash used in investing activities	(110,234)	(218,790)

Cash flows provided by financing activities:
Advances payable	33,901	(60,212)
Proceeds from notes payable	512,825	727,000
Proceeds from subscription to shares	357,500	-
Net cash provided by financing activities	904,226	666,788

Effects of foreign currency exchange on cash	-	(123)
Increase in cash	39,933	26,303
Cash, beginning	27,561	1,258
Cash, ending	$67,494	$27,561

Non-cash investing transactions:
Sale of equipment recorded as settlement of due to related parties	$-	$19,301

The accompanying notes are an integral part of these audited consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2017

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

On January 23, 2017, the Company divested of Avyonce in order to allow the Company to better concentrate on its core business. The divestiture was made effective as of December 31, 2016, at which date the Company forgave all outstanding intercompany debts (Note 8).

The Company is in an early development stage focusing on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to, diabetes, Parkinson’s disease, and high blood pressure.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2017, the Company has not achieved profitable operations and has accumulated a deficit of $4,504,043. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principles of consolidation

The consolidated financial statements include the accounts of Cell MedX Corp. and its subsidiaries: Avyonce, up to the date of its disposition, and Cell MedX Canada. On consolidation, all intercompany balances and transactions are eliminated.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no net effect on the consolidated results of operations or financial position for any period presented.

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

The functional currency of Cell MedX Canada and Avyonce is the Canadian dollar. On consolidation, the subsidiaries translate their assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translate their revenues and expenses using average exchange rates during the period. Gains and losses arising on translation are included in the other comprehensive income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over two years.

Fair Value Measurements

The book value of cash, accounts receivable, accounts payable, accrued liabilities, notes and advances payable and due to related parties approximate their fair values due to the short term maturity of those instruments.  The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1

quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2

observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices  for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are  observable or whose significant value drivers are observable; and

Level 3

assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2017 and 2016.

Stock options and other stock-based compensation

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees are recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options and the binomial option pricing model to determine the fair value of all stock based awards classified as liabilities. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will become effective for the Company beginning in the first quarter of 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The FASB issued supplemental adoption guidance and clarification to ASU 2014-09 in March 2016, April 2016, May 2016, and December 2016 within ASU 2016-08 “Revenue from Contracts with Customers: Principal vs. Agent Considerations,” ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” ASU 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” respectively. The Company expects to adopt the accounting standard update using the modified retrospective approach. The cumulative effect of adopting the accounting standard update will be recorded to retained earnings on January 1, 2018. We have completed our initial assessment of the effect of adoption. Based on this assessment, we expect changes in our revenue recognition policy relating to royalty revenues and certain other revenues that are currently recognized on a cash basis or sell through method. Upon adoption of the accounting standard updates, these revenues will be recognized in the periods in which the sales occur, subject to the constraint on variable consideration. The Company does not expect that these accounting standard updates will have a material impact on its consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 7) at May 31, 2017 and 2016:

	May 31, 2017	May 31, 2016
Due to the Chief Executive Officer (“CEO”) and President	$109,453	$66,254
Due to the Chief Financial Officer (“CFO”)	9,777	6,419
Due to the Vice President (“VP”), Technology and Operations	55,781	56,596
Due to the Chief Medical Officer	81,059	81,059
Due to a company owned by the VP Technology and Operations and former VP, Corporate Strategy	--	1,747
Due to the former VP, Corporate Strategy	86,777	95,575
Due to related parties	$342,847	$307,650

These amounts are unsecured, due on demand and bear no interest.

During the years ended May 31, 2017 and 2016, the Company had the following transactions with related parties:

	May 31, 2017	May 31, 2016
Management fees incurred to the CEO and President	$43,200	$43,200
Stock-based compensation incurred to the CEO and President (Note 9)	11,600	605,286
Management fees incurred to the CFO	12,000	12,000
Consulting fees incurred to the former VP, Corporate Strategy	32,649	85,669
Consulting fees incurred to the VP, Technology and Operations	47,614	73,768
Net payments made (received) for equipment acquired from (sold to) the VP, Technology and Operations and VP, Corporate Strategy	--	(8,911)
Value of options issued and vested for Technology acquired from the VP, Technology and Operations and VP, Corporate Strategy, and recorded as part of research and development costs (Note 9)	--	496,345
Consulting fees incurred to the Chief Medical Officer and recorded as part of research and development costs	--	50,000
Stock-based compensation incurred to the Chief Medical Officer (Note 9)	105,883	262,874
Research and development costs incurred to a company controlled by the Chief Medical Officer	--	26,700
Accrued interest expense incurred to a significant shareholder (Note 7)	7,919	7,620
Accretion expense associated with a loan agreement entered into with significant shareholder (Note 7)	22,972	5,028
Total transactions with related parties	$283,837	$1,659,579

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

On January 23, 2017, Ms. Jean Arnett resigned as the Vice President, Corporate Development and as a director of the Company.

The Company continues to pay Mr. Hargreaves CAD$5,000 per month for his consulting services based on a verbal agreement, which automatically renews on a monthly basis.

NOTE 4 - EQUIPMENT

During the year ended May 31, 2017, the Company received 20 eBalance Pro wellness devices.  The Company paid the developer $96,217 (€89,040) for the devices.

Amortization schedule for the equipment at May 31, 2017 and 2016:

	May 31, 2017	May 31, 2016
Book value, beginning of the period	$207,083	$25,846
Changes during the period	109,534	201,840
Amortization	(123,046)	(20,603)
Book value, end of the period	$193,571	$207,083

During the year ended May 31, 2017, the Company determined that due to rapid changes in the information technology and bio-med industries the estimated useful life of its equipment is two (2) years. The effect of reduction in the estimated useful life of equipment from three to two years was implemented progressively.

NOTE 5 - INVENTORY

As at May 31, 2017, the inventory consisted of supplies held for resale, and was valued at $8,161 (May 31, 2016 - $4,599). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

NOTE 6 - UNEARNED REVENUE

As at May 31, 2017, the Company had accepted $51,110 in deposits on its eBalance Pro devices.

NOTE 7 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at May 31, 2017 and 2016:

As at May 31, 2017
Principal Outstanding	Interest Rate per Annum		Accrued Interest / Accretion	Total Book Value
$382,484	6%	Non-convertible	$6,727	$389,211
61,748	6%	Related Party	2,241	63,989
50,000	6%	Term Loan - Related Party	3,775	53,775
34,324	0%	Advances	--	34,324
$528,556			$12,743	$541,299

As at May 31, 2016
Principal outstanding	Interest rate per annum	Additional description	Accrued Interest / Accretion	Total Book Value
$195,000	6%	Convertible	$18,588	$213,588
490,000	6%	Non-convertible	12,842	502,842
197,000	6%	Related Party	7,620	204,620
50,000	6%	Related Party Term Loan	5,028	30,028
638	0%	Advances	--	638
$932,638			$44,078	$951,716

Loan Agreements

During the year ended May 31, 2017, the Company entered into a number of loan agreements for $408,696 (May 31, 2016 - $480,000). These loans bare interest at 6% per annum, are unsecured and payable on demand. During the same period, the Company entered into a number of loan agreements with Mr. Richard Jeffs (“Mr. Jeffs”), a major shareholder, for a total of $104,209 (CAD$136,500) (May 31, 2016 - $247,000) (the “Jeffs Loans”). The Jeffs Loans bear interest at 6% per annum, are unsecured and are payable on demand.

On September 30, 2016, Mr. Jeffs notified the Company that he had assigned the rights to $250,000 Mr. Jeffs lent to the Company during its fiscal 2016 to two unaffiliated parties. The assignees notified the Company of their intention to convert the debt acquired by them from Mr. Jeffs into the units of the Company’s common stock as part of the non-brokered private placement offering (the “Offering”), which the Company closed on October 12, 2016 (Note 9).

On October 12, 2016, as part of its Offering, the Company settled a total of $1,006,691 owed under the notes payable (the “Debt”), which consisted of $949,001 in principal and $57,690 in accrued interest. The Debt was converted to 6,711,272 units of the Company’s common stock at $0.15 per unit. Each unit consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year.

Term Loan with Richard Jeffs

On March 3, 2016, the Company entered into a loan agreement (the “Term Loan Agreement”) with Richard Jeffs for a loan in the principal amount of $50,000 maturing March 3, 2017, with interest payable at a rate of 6% per annum (the “Term Loan”).  As additional consideration for the Term Loan, the Company issued to Mr. Jeffs share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of the Company’s common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year. The Warrants were determined to be detachable from the debt instrument, as the debt instrument did not have to be surrendered to exercise the Warrants. Under the guidance provided by ASC 470-20-25-2, proceeds from the sale of debt instrument with stock purchase warrants must be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the Warrants was $25,000 and was recorded to additional paid-in capital.

The Term Loan had an effective interest rate of 77.51%, which was due primarily to the recording of non-cash accretion interest. During the year ended May 31, 2017, the Company recognized accretion expense of $22,972 (2016 - $5,028).

At March 3, 2016, the fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

At March 3, 2016
Expected Warrant Life	5 years
Risk-Free Interest Rate	1.33%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	16%

As of the date of the filing of these financial statements, the Term Loan is in default, however, the Company has not been served with a default notice by Mr. Jeffs.

Advances payable

During the year ended May 31, 2017, the Company borrowed $33,901 as non-interest bearing advances. During the year ended May 31, 2016, the Company repaid $60,212, net of additions, in non-interest bearing advances. The advances are unsecured and payable on demand.

During the year ended May 31, 2017, the Company recorded $29,062 (2016 - $32,836) in interest expense associated with above loans.

NOTE 8 - DIVESTITURE OF AVYONCE

On January 23, 2017, the Company divested one of its subsidiaries, Avyonce, in order to allow the Company to better concentrate on its core business. The divestiture was made effective as of December 31, 2016.

As part of the transaction, the Company forgave a total of $63,503 in intercompany advances, and recorded a gain on divestiture of $12,297, which was recorded through additional paid-in capital as a result of this transaction being undertaken with a related party.

NOTE 9 - SHARE CAPITAL

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

On October 12, 2016, the Company closed its Offering at a price of $0.15 per unit, by issuing 2,383,333 units for cash proceeds of $357,500 and 6,711,272 units to the holders of the Company’s notes payable (Note 7) for debt settlement of $1,006,691. Each unit sold under the Offering consisted of one common share of the Company and one share purchase warrant expiring on October 12, 2021, and entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year.

Options

On November 25, 2014, the Company acquired a proprietary technology for the use of micro currents for the treatment of diabetes and related ailments (the “Technology”) from Jean Arnett, the Company’s former VP, Corporate Strategy,  and Brad Hargreaves, the Company’s VP, Technology and Operations, (the “Vendors”). As part of the Technology purchase agreement, the Company issued to the Vendors of the Technology options for the purchase of up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share and expiring on the 5th year anniversary of the applicable vesting date, or on December 31, 2019, for those options that have not vested.

On August 26, 2015, the board of directors of the Company determined that the options to purchase up to 2,500,000 common shares of the Company’s common stock granted to the Vendors for the Technology, which were to vest upon the design and commencement of the first clinical trial, have vested. The total fair value of the vested options was calculated to be $496,345 (Note 3) and was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At August 26, 2015
Expected Life of Options	5 years
Risk-Free Interest Rate	1.49%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	216%

On September 26, 2016, the Company entered into a letter agreement with the Vendors to cancel remaining 17,500,000 options (Note 3).

On January 13, 2015, the Company issued 2,400,000 non-transferrable options to its Chief Medical Officer. The options are exercisable at $0.67 per share and vest quarterly starting on March 31, 2015, in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date, subject to certain early termination provisions, upon the death of the optionee, or if the optionee ceases to act for the Company in any capacity either voluntarily or as a result of a termination or removal for cause.

The total fair value of the options was calculated to be $591,503 and was determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At January 13, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.37%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	27%

As of May 31, 2017, options to acquire up to 1,800,000 shares of the Company’s common stock have vested, and the Company recognized $105,883 (2016 - $262,874) (Note 3) as stock-based compensation expense for the year ended May 31, 2017. Further $18,916 will be recognized in the future periods.

On August 5, 2015, the Company issued to its CEO, President and a member of the board of directors options to purchase up to 2,500,000 shares of the Company’s common stock (the “CEO Options”). The CEO Options are exercisable at $0.35 per share. As of May 31, 2017, all CEO Options have vested.

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

The total fair value of the options was calculated to be $616,886 and was determined using the Black-Scholes option pricing model at the grant date using the following assumptions:

At August 5, 2015
Expected Life of Options	5 years from vesting
Risk-Free Interest Rate	1.65%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	218%

During the year ended May 31, 2017, the Company recognized $11,600 as share-based compensation expense (2016 - $605,286) (Note 3).

The changes in the number of stock options outstanding during the years ended May 31, 2017 and 2016 are as follows:

	Year ended May 31, 2017		Year ended May 31, 2016
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	25,050,000	$0.14	22,400,000	$0.12
Options granted	--	n/a	2,650,000	$0.34
Options cancelled	(17,500,000)	$0.05	--	$--
Options outstanding, ending	7,550,000	$0.35	25,050,000	$0.14
Options exercisable, ending	6,950,000	$0.32	5,650,000	$0.27

Details of options outstanding and exercisable as at May 31, 2017, are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	2,500,000	2,500,000
$0.67	January 13, 2015	2,400,000	1,800,000
$0.35	August 5, 2015	2,500,000	2,500,000
$0.20	September 23, 2015	150,000	150,000
		7,550,000	6,950,000

At May 31, 2017, the weighted average remaining contractual life of the stock options outstanding and exercisable was 3.46 years.

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

On October 12, 2016, as part of the Offering, the Company issued warrants to acquire up to 9,094,605 of the Company’s common stock expiring on October 12, 2021. The exercise price of these warrants is as follows:

Period expiring on:	Exercise Price
October 12, 2017	$0.50
October 12, 2018	$0.75
October 12, 2019	$1.00
October 12, 2020	$1.25
October 12, 2021	$1.50

The changes in the number of warrants outstanding during the year ended May 31, 2017, and 2016, are as follows:

	Year ended May 31, 2017	Year ended May 31, 2016
Warrants outstanding, beginning	2,000,000	--
Warrants issued	9,094,605	2,000,000
Warrants outstanding, ending	11,094,605	2,000,000

Details of warrants outstanding as at May 31, 2017, are as follows:

Exercise price	Expiry Date	Number of warrants exercisable
$0.15 1st year; $0.25 2nd year; $0.40 3rd year; $0.60 4th year; $0.75 5th year	March 3, 2021	2,000,000
$0.50 1st year; $0.75 2nd year; $1.00 3rd year; $1.25 4th year; $1.50 5th year	October 12, 2021	9,094,605
		11,094,605

At May 31, 2017, the weighted average remaining contractual life of the share purchase warrants was 4.26 years.

NOTE 10 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2017	May 31, 2016
Net loss	$(1,249,446)	$(2,139,137)
Statutory tax rate	34%	34%
Expected income tax recovery	(425,000)	(727,000)
Permanent differences and other	40,000	305,000
Effect of foreign exchange	(1,000)	-
Change in valuation allowance	386,000	422,000
Income tax recovery	$--	$--

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2017	May 31, 2016
Deferred income tax assets (liabilities)
Losses carried forward	$1,035,000	$693,000
Equipment	50,000	8,000
Less: Valuation allowance	(1,085,000)	(701,000)
Net deferred income tax assets	$--	$--

At May 31, 2017 and 2016, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

As at May 31, 2017, the Company had net operating loss carry forwards in the United States of approximately $2,042,000 to reduce future federal and state taxable income. These losses expire commencing in 2030 and until 2037.

As at May 31, 2017, the Company also had non-capital loss carry forwards of approximately $8,000 to reduce future Canadian taxable income. These losses expire in 2037.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 11 - SUBSEQUENT EVENTS

Loan Agreements

Subsequent to the year ended May 31, 2017, the Company received $19,318 (CAD$25,000) under a loan agreement with Mr. Jeffs. The loan bears interest at 6% per annum, is unsecured, non-convertible and payable on demand. In addition, the Company borrowed $9,936 (CAD$13,000) from a non-related party as a non-interest bearing advance, to be repaid on demand.

Private Placement

Subsequent to the year ended May 31, 2017, the Company’s board of directors approved a private placement offering (the “Offering”) of up to 8,000,000 units at a price of USD$0.25 per unit (the “Unit”) for gross proceeds of up to $2,000,000. Each Unit sold under the Offering will consist of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

As of the date of the filing of these financial statements the Company received a subscription to 1,000,000 Units for gross proceeds of $250,000.

Proposed Debt Settlement

Subsequent to May 31, 2017, the Company entered into negotiations with its debt holders to convert up to $784,059 owed by the Company pursuant to its notes payable and for services owed into the Company’s shares of the common stock at $0.25 per share. As part of the debt settlement Frank McEnulty, the Company’s director, CEO and President, agreed to convert $120,254 owed to him on account of unpaid consulting fees and reimbursable expenses into 481,016 shares.

Grant of Stock Options

On August 24, 2017, the board of directors of the Company granted options to purchase up to 2,050,000 common shares to its CFO and consultants. The options vested immediately and may be exercised at a price of $0.25 per share for a period of five years expiring on August 24, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2017 that materially affected, or are reasonably likely to materially affect, our results of operations.

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

Our management team is listed below:

Name	Age	Positions
Frank McEnulty	60	Chief Executive Officer, President and Director
Yanika Silina	39	Chief Financial Officer, Treasurer, Corporate Secretary
Dr. John Sanderson, MD	67	Chief Medical Officer
Bradley Hargreaves	58	Vice President, Technology and Operations

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

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO of Lifestyle Delivery Systems Inc. (CSE: LDS), and a director of Kesselrun Resources Ltd., a reporting issuer listed on the TSX Venture Exchange (TSX.V: KES). Ms. Silina has previously held various management positions with other public companies listed on OTCQB and Canadian Securities Exchange.

Mr. Hargreaves’ background is in engineering, with two operations journeyman tickets and four year operations certification from Shell Canada.  During the past nine years Mr. Hargreaves has researched the eBalance Technology and designed and improved treatment protocols for the treatment of disabilities and related ailments. Mr. Hargreaves provides his expertise and technical support to our research and development team and oversees the continuous development of the project from an engineering prospective.  Mr. Hargreaves has been the director of operations and principal of XC Velle Institute Inc., a privately held technology and spa company, since 2009.  From approximately 2002 to 2009, Mr. Hargreaves worked operations for a privately held spa company that at one point employed up to 15 employees.

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

Family Relationships

Ms. Arnett, our former Vice President, Corporate Strategy, and Mr. Hargreaves are married to each other.  There are no other family relationships between our executive officers or directors.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended May 31, 2017, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Richard Jeffs	4(1)	4	nil

(1)

Mr. Jeffs was late filing four reports on Form 4 reflecting open market transactions that took place on August 23, 2016, January 3, 2017, February 24, 2017, and May 2, 2017.

Nomination Procedure for Directors

We do not have a standing nominating committee. Recommendations for candidates to stand for election as directors are made by our Board of Directors. In carrying out their responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Cell MedX Corp., 123 W. Nye Ln, Suite 446, Carson City, NV 89706.

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

As of May 31, 2017, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Frank McEnulty CEO and President	2017	43,200(1)	Nil	Nil	11,600	Nil	Nil	Nil	54,800
	2016	43,200(1)	Nil	Nil	605,286(2)	Nil	Nil	Nil	648,486
Yanika Silina CFO	2017	12,000	Nil	Nil	Nil	Nil	Nil	Nil	12,000
	2016	12,000(1)	Nil	Nil	Nil	Nil	Nil	Nil	12,000
Dr. John Sanderson Chief Medical Officer	2017	Nil	Nil	Nil	105,883(4)	Nil	Nil	Nil	105,883
	2016	50,000(3)	Nil	Nil	262,874(4)	Nil	Nil	Nil	312,874
Jean Arnett Former Vice President, Corporate Strategy	2017	32,649(5)	Nil	Nil	Nil	Nil	Nil	Nil	32,649
	2016	85,669(5)	Nil	Nil	248,172(6)	Nil	Nil	Nil	333,841
Bradley Hargreaves Vice President, Technology and Operations	2017	47,614(5)	Nil	Nil	Nil	Nil	Nil	Nil	47,614
	2016	73,768(5)	Nil	Nil	248,172(6)	Nil	Nil	Nil	321,940

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

(5)

Represents amounts paid or accrued to Ms. Arnett and Mr. Hargreaves for consulting services pursuant to the Consulting Agreements, which were verbally amended during the Fiscal 2016 and further amended in September of 2016, among Ms. Arnett, Mr. Hargreaves and us.

(6)

Option awards represent the value assigned to the options to acquire up to 2,500,000 shares of our common stock which vested on August 26, 2015, issued pursuant to the Technology Purchase Agreement dated for reference October 16, 2014, and as amended on October 28, 2014 and November 13, 2014 between Ms. Arnett, Mr. Hargreaves and us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unvested stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of May 31, 2017.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date

Frank McEnulty	500,000	-	$0.35	Aug. 5, 2015	Aug. 5, 2020
Chief Executive Officer	500,000	-	$0.35	Oct. 1, 2015	Oct. 1, 2020
	500,000	-	$0.35	Jan. 1, 2016	Jan. 1, 2021
	500,000	-	$0.35	Apr. 1, 2016	Apr. 1, 2021
	500,000	-	$0.35	Jul. 31, 2016	Jul. 31, 2021

Bradley Hargreaves(1)	1,250,000	-	$0.05	Aug. 26, 2015	Aug. 26, 2020
Vice President, Technology and Operations

Dr. Sanderson	200,000	-	$0.67	Mar. 31, 2015	Mar. 31, 2020
Chief Medical Officer	200,000	-	$0.67	Jun. 30, 2015	Jun. 30, 2020
	200,000	-	$0.67	Sept. 30, 2015	Sept. 30, 2020
	200,000	-	$0.67	Dec. 31, 2015	Dec. 31, 2020
	200,000	-	$0.67	Mar. 31, 2016	Mar. 31, 2021
	200,000	-	$0.67	Jun. 30, 2016	Jun. 30, 2021
	200,000	-	$0.67	Sept. 30, 2016	Sept. 30, 2021
	200,000	-	$0.67	Dec. 31, 2016	Dec. 31, 2021
	200,000	-	$0.67	Mar. 31, 2017	Mar. 31, 2022
	-	200,000	$0.67	Jun. 30, 2017	Jun. 30, 2022
	-	200,000	$0.67	Sept. 30, 2017	Sept. 30, 2022
	-	200,000	$0.67	Dec. 31, 2017	Dec. 31, 2022

Jean Arnett(1)	1,250,000	-	$0.05	Aug. 26, 2015	Aug. 26, 2020
Former Vice President, Corporate Strategy

(1)

On November 24, 2014, we issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share (the “Arnett/Hargreaves Options”). Vesting of the Arnett/Hargreaves Options was subject to certain conditions based on the design, initiation and completion of clinical trials for the eBalance Technology.  On November 30, 2014, we amended the terms of the Arnett/Hargreaves Options to re-define the clinical trials to be conducted. On August 26, 2015 we determined that requirements for vesting of the first  2,500,000 shares of our common stock were substantially reached allowing Ms. Arnett and Mr. Hargreaves exercise their options to acquire up to 1,250,000 shares of our common stock.

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

On August 24, 2017, we granted to Ms. Silina, options to purchase up to 300,000 shares of our common stock.  The options granted to Ms. Silina are exercisable at $0.35 per share, vested immediately upon grant, and expire on August 24, 2022.

Dr. John Sanderson

As of the filing of this Annual Report on Form 10-K we have suspended our Management Consulting Agreement with Dr. Sanderson (the “Sanderson Agreement”) due to the move of our clinical trials to Canada. Pursuant to the Sanderson Agreement, Dr. Sanderson was entitled to a base consulting fee of $10,000 per month. In the event of early termination without cause Dr. Sanderson was entitled to $60,000 in severance pay, which was to become payable immediately upon termination. Dr. Sanderson waived his right to the severance pay.

Dr. Sanderson continues to provide his services as a head of our advisory board and as Chief Medical Officer in exchange for the options to purchase up to 2,400,000 shares of our common stock at an exercise price of $0.67 per share, which we have granted to him on January 13, 2015. The options vest quarterly starting on March 31, 2015, in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date.

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

On September 26, 2016, as part of our Letter Agreement with Ms. Arnett and Mr. Hargreaves we renegotiated our consulting arrangements and agreed to pay each of Ms. Arnett and Mr. Hargreaves CAD$5,000 per month, beginning effective August 1, 2016, for duration of six (6) months. On January 23, 2017, Ms. Jean Arnett resigned as our Vice President, Corporate Development and as our director. Mr. Hargreaves continues to provide his services based on a verbal agreement to extend his consulting arrangements on a month-to-month basis at the rate of CAD$5,000 per month.

DIRECTOR COMPENSATION

The compensation paid to our directors during our May 31, 2017, fiscal year, has been disclosed in the tables above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of August 29, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of August 29, 2017, there were 40,244,605 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jean Arnett 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(1)	15.06%
Common Stock	Brad Hargreaves 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(2)	15.06%
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	4,516,126 (3)	10.69%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Frank McEnulty Chief Executive Officer, President and Director 2872 Sumter Valley Circle Henderson, NV 89052	2,500,000(4)	5.85%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer and Secretary 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	350,000(5)	0.86%
Common Stock	Brad Hargreaves Vice President, Technology and Operations 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(2)	15.06%
Common Stock	Dr. Sanderson, MD Chief Medical Officer 9 Islandview Irvine, CA 92604	2,200,000(6)	5.18%
Common Stock	Directors and Executive Officers (as a group)	11,300,000	24.30%

(1)

6,250,000 shares listed as being held by Ms. Arnett include options to purchase 1,250,000 shares of our common stock at an exercise price of $0.05 per share.

(2)

6,250,000 shares listed as being held by Mr. Hargreaves include options to purchase 1,250,000 shares of our common stock at an exercise price of $0.05 per share.

(3)

4,516,126 shares listed as being held by Mr. Jeffs include warrants to purchase up to 2,000,000 shares of our common stock exercisable at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year.

(4)

The shares beneficially owned by Mr. McEnulty represent options to purchase up to 2,500,000 shares of our common stock exercisable at a price of $0.35 per share.

(5)

350,000 shares listed as being held by Ms. Silina include options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share.

(6)

The shares beneficially owned by Dr. Sanderson represent options to purchase up to 2,200,000 shares of our common stock exercisable at a price of $0.67 per share. In addition, Dr. Sanderson holds options for the purchase of up to additional 200,000 shares of our common stock, which options vest December 31, 2017.  The shares issuable pursuant to these options have not been included in the shares beneficially owned by Dr. Sanderson as they are not exercisable within the next 60 days, subject to the triggering of certain early vesting provisions.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of May 31, 2017, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders (1)	7,550,000	$0.35	None

(1)

At May 31, 2017 we had the following individual compensation arrangements under which we issued options to purchase shares of our common stock:

•

Pursuant to our Technology Purchase Agreement, dated for reference November 24, 2014, we issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share. On September 26, 2016, we cancelled the unvested portion of the options granted to Ms. Arnett and Mr. Hargreaves. The Cancelled Options had previously entitled Ms. Arnett and Mr. Hargreaves to collectively acquire up to 17,500,000 common shares of the Company (8,750,000 shares, each) at an initial price of $0.05 per share. Detailed description of the Options we granted to Ms. Arnett and Mr. Hargreaves has been disclosed in Item 11. Executive Compensation.

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

Transactions with Related Persons

Since June 1, 2016, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Frank McEnulty

As at May 31, 2017, we were indebted to Mr. McEnulty, our CEO, President and a member of our Board of Directors, in the amount of $109,454 on account of unpaid management fees and reimbursable expenses. On August 24, 2017, Mr. McEnulty agreed to convert the total of $120,254 owed to him as of August 24, 2017, into 481,016 restricted shares of the Company’s common stock at the deemed price of $0.25 per share. The conversion was agreed to as part of the Company’s debt restructuring initiative more fully described in Item 5 of Part II of this Annual Report on Form 10-K, entitled “Recent Sales Of Unregistered Securities”. As of the date of this Annual Report on Form 10-K, the debt conversion has not been finalized.

Yanika Silina

As at May 31, 2017, we were indebted to Ms. Silina, our CFO, Treasurer and Corporate Secretary in the amount of $9,777 on account of unpaid management fees and reimbursable expenses. On August 24, 2017, we granted to Ms. Silina options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share. The options vested on grant and expire on August 24, 2022.

Mr. Hargreaves

As at May 31, 2017, we were indebted to Mr. Hargreaves in the amount of $55,781 for unpaid consulting fees and reimbursable expenses.

Dr. John Sanderson, MD

As at May 31, 2017, we were indebted to Dr. Sanderson, our Chief Medical Officer in the amount of $81,059 on account of unpaid consulting fees and reimbursable expenses.

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

2017 - $29,940 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $28,040 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2016 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

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

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014, among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014, among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014, among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014, among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014, to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014, among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014, to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014, among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014, among Cell MedX Corp. and Brad Hargreaves.(9)
10.10	First Amendment to Stock-Option Agreement dated November 30, 2014, to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated November 30, 2014, to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014, among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015, among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014, among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015, among Cell MedX Corp., and City Group LLC.
10.16	Loan Agreement and Note Payable dated June 17, 2015, among Cell MedX Corp., and City Group LLC.

Exhibit Number	Description of Document
10.17	Loan Agreement and Note Payable dated June 29, 2015, among Cell MedX Corp., and Richard N. Jeffs.
10.18	Loan Agreement and Note Payable dated July 7, 2015, among Cell MedX Corp., and City Group LLC.
10.19	Loan Agreement and Note Payable dated July 9, 2015, among Cell MedX Corp., and Richard N. Jeffs.
10.20	Loan Agreement and Note Payable dated July 15, 2015, among Cell MedX Corp., and Richard N. Jeffs.
10.21	Stock Option Agreement dated August 5, 2015, among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015, among Cell MedX Corp., and Richard N. Jeffs.(13)
10.23	Loan Agreement and Note Payable dated September 3, 2015, among Cell MedX Corp., and Richard N. Jeffs. (14)
10.24	Consulting Agreement dated September 1, 2015, and effective as of September 23, 2015 among Cell MedX Corp., and Steven H. Bulwa. (14)
10.25	Stock Option Agreement dated September 23, 2015, among Cell MedX Corp. and Steven H. Bulwa.(14)
10.26	Loan Agreement and Note Payable dated September 24, 2015, among Cell MedX Corp., and City Group LLC. (14)
10.27	Loan Agreement and Note Payable dated September 28, 2015, among Cell MedX Corp., and Richard N. Jeffs. (14)
10.28	eBalance Prototype Development Agreement dated October 1, 2015, among Cell MedX Corp., and Claudio Tassi. (14)
10.29	Non-binding Letter of Intent dated December 4, 2015, to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(15)
10.30	Loan Agreement and Note Payable dated November 5, 2015, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.31	Loan Agreement and Note Payable dated December 23, 2015, among Cell MedX Corp., and Coventry Capital LLC.(15)
10.32	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.33	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.34	Loan Agreement dated March 3, 2016, between Richard Norman Jeffs and Cell MedX Corp. (16)
10.35	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.36	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.37	Loan Agreement and Note Payable dated March 31, 2016, among Cell MedX Corp., and Richard N. Jeffs. (17)
10.38	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.39	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.(18)
10.40	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.41	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.42	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.43	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.44	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.45	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (19)
10.46	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(20)
10.47	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.48	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.49	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc.
10.50	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc.
10.51	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc.
10.52	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp.
10.53	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc.
10.54	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp.
14.1	Code of Ethics (3)
21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the year ended May 31, 2016, formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at May 31, 2016 and 2015
(2) Consolidated Statements of Operations for the years ended May 31, 2016 and 2015
(3) Consolidated Interim Statements of Shareholders’ Deficit for the years ended May 31, 2016 and 2015
(3) Consolidated Statements of Cash Flows for the years ended May 31, 2016 and 2015

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

(6)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014

(7)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014

(8)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18, 2014

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

(18)

Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2016

(19)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2016

(20)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2017

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

CELL MEDX CORP.

Date: August 29, 2017	By:	/s/ Frank E. McEnulty
	Name:	Frank E. McEnulty
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 29, 2017	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Frank E. McEnulty	Chief Executive Officer, President	August 29, 2017
Frank McEnulty	(Principal Executive Officer) and Member of the Board of Directors

/s/ Yanika Silina	Chief Financial Officer,	August 29, 2017
Yanika Silina	(Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer

/s/ Bradley Hargreaves	Vice President, Technology and Operations	August 29, 2017
Bradley Hargreaves