Form 10-Q
period 2017-08-31
Cell MedX Corp.
filed 2017-10-17
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2017

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 16, 2017 was 44,042,749.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at August 31, 2017, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended August 31, 2017, are not necessarily indicative of the results that can be expected for the year ending May 31, 2018.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	August 31, 2017	May 31, 2017
	(Unaudited)

ASSETS

Current assets
Cash	$326,038	$67,494
Inventory	21,971	8,161
Other current assets	29,845	24,502
Total current assets	377,854	100,157

Equipment	154,448	193,571
Total assets	$532,302	$293,728

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$485,575	$447,600
Accrued liabilities	29,700	80,200
Due to related parties	361,891	342,847
Notes and advances payable	574,371	541,298
Unearned revenue	111,793	51,110
Total liabilities	1,563,330	1,463,055

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 40,244,605 shares issued and outstanding at August 31, 2017 and May 31, 2017	40,245	40,245
Additional paid-in capital	3,917,432	3,294,224
Obligation to issue shares	350,000	-
Accumulated deficit	(5,337,318)	(4,504,043)
Accumulated other comprehensive income (loss)	(1,387)	247
Total stockholders' deficit	(1,031,028)	(1,169,327)
Total liabilities and stockholders' deficit	$532,302	$293,728

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

	Three Months Ended August 31,
	2017	2016

Revenue
Sales	$-	$5,368
Cost of goods sold	-	3,411
Gross margin	-	1,957

Operating expenses
Amortization	39,123	18,011
Consulting fees	583,459	75,140
General and administrative expenses	54,475	44,224
Research and development costs	47,503	72,852
Stock-based compensation	100,801	48,897
Total operating expenses	825,361	259,124

Other items
Accretion expense	-	(6,257)
Interest	(7,914)	(15,395)
Net loss	(833,275)	(278,819)

Unrealized foreign exchange translation gain (loss)	(1,634)	31
Comprehensive loss	$(834,909)	$(278,788)
Net loss per common share
Basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	40,244,605	31,000,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Accumulated	Income (Loss)	Total

Balance - May 31, 2016	31,000,000	$31,000	$75,000	$1,734,498	$(3,254,597)	$1,547	$(1,412,552)

Stock-based compensation	-	-	-	48,897	-	-	48,897
Net loss for the three months ended August 31, 2016	-	-	-	-	(278,819)	-	(278,819)
Translation to reporting currency	-	-	-	-	-	31	31

Balance - August 31, 2016	31,000,000	31,000	75,000	1,783,395	(3,533,416)	1,578	(1,642,443)

Stock-based compensation	-	-	-	68,586	-	-	68,586
Shares issued for cash	2,383,333	2,383	-	355,117	-	-	357,500
Shares issued for debt	6,711,272	6,712	-	999,979	-	-	1,006,691
Issuance of shares subscribed	150,000	150	(75,000)	74,850	-	-	-
Gain on divesting of subsidiary	-	-	-	12,297	-	-	12,297
Net loss for the nine months ended May 31, 2017	-	-	-	-	(970,627)	-	(970,627)
Translation to reporting currency	-	-	-	-	-	(1,331)	(1,331)

Balance - May 31, 2017	40,244,605	40,245	-	3,294,224	(4,504,043)	247	(1,169,327)

Stock-based compensation	-	-	-	100,801	-	-	100,801
Options issued for consulting fees	-	-	-	522,407	-	-	522,407
Proceeds from share subscription	-	-	350,000	-	-	-	350,000
Net loss for the three months ended August 31, 2017	-	-	-	-	(833,275)	-	(833,275)
Translation to reporting currency	-	-	-	-	-	(1,634)	(1,634)

Balance - August 31, 2017	40,244,605	$40,245	$350,000	$3,917,432	$(5,337,318)	$(1,387)	$(1,031,028)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

	Three Months Ended August 31,
	2017	2016

Cash flows used in operating activities:
Net loss	$(833,275)	$(278,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	6,257
Accrued interest on notes payable	7,914	15,395
Amortization	39,123	18,011
Consulting fees - non-cash	522,407	-
Unrealized foreign exchange	10,757	223
Stock-based compensation	100,801	48,897
Changes in operating assets and liabilities:
Inventory	(12,841)	3,823
Other current assets	(4,390)	20,046
Accounts payable	32,899	19,443
Accrued liabilities	(50,500)	(4,754)
Unearned revenue	59,588	-
Due to related parties	19,202	28,194
Net cash flows used in operating activities	(108,315)	(123,284)

Cash flows used in investing activities:
Acquisition of equipment	-	(14,940)
Net cash used in investing activities	-	(14,940)

Cash flows provided by financing activities:
Advances repaid	(3,111)	-
Proceeds from notes payable	19,318	148,754
Proceeds from subscription to shares	350,000	-
Net cash provided by financing activities	366,207	148,754

Effects of foreign currency exchange on cash	652	(135)
Increase in cash	258,544	10,395
Cash, beginning	67,494	27,561
Cash, ending	$326,038	$37,956

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

August 31, 2017

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Cell MedX Corp. (the “Company”) was incorporated under the laws of the State of Nevada. On April 26, 2016, the Company formed a subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada”) under the laws of the province of British Columbia.

The Company is in an early development stage focusing on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to, diabetes, Parkinson’s disease, and high blood pressure.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended August 31, 2017, are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Going concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2017, the Company has not achieved profitable operations and has accumulated a deficit of $5,337,318. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 6) at August 31, 2017 and May 31, 2017:

	August 31, 2017	May 31, 2017
Due to the Chief Executive Officer (“CEO”) and President (Notes 7 and 8)	$120,254	$109,453
Due to the Chief Financial Officer (“CFO”)	14,469	9,777
Due to the Vice President (“VP”), Technology and Operations	59,366	55,781
Due to the Chief Medical Officer	81,059	81,059
Due to the former VP, Corporate Strategy	86,743	86,777
Due to related parties	$361,891	$342,847

These amounts are unsecured, due on demand and bear no interest.

During the three-month periods ended August 31, 2017 and 2016, the Company had the following transactions with related parties:

	August 31, 2017	August 31, 2016
Management fees incurred to the CEO and President	$10,800	$10,800
Stock-based compensation incurred to the CEO and President	--	11,600
Management fees incurred to the CFO	3,000	3,000
Stock-based compensation incurred to the CFO (Note 7)	89,556	--
Consulting fees incurred to the former VP, Corporate Strategy	--	13,820
Consulting fees incurred to the VP, Technology and Operations	11,552	13,820
Stock-based compensation incurred to the Chief Medical Officer	11,245	37,297
Accrued interest expense incurred to a significant shareholder (Note 6)	1,973	3,833
Accretion expense associated with a loan agreement entered into with significant shareholder (Note 6)	--	6,257
Total transactions with related parties	$128,126	$100,427

NOTE 3 - EQUIPMENT

Amortization schedule for the equipment at August 31, 2017 and May 31, 2017:

	August 31, 2017	May 31, 2017
Book value, beginning of the period	$193,571	$207,083
Changes during the period	--	109,534
Amortization	(39,123)	(123,046)
Book value, end of the period	$154,448	$193,571

NOTE 4 - INVENTORY

As at August 31, 2017, the inventory consisted of supplies held for resale, and was valued at $5,044 (May 31, 2017 - $4,684). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

As at August 31, 2017, $16,927 included in inventory was attributed to work in progress (May 31, 2017 - $3,477).

NOTE 5 - UNEARNED REVENUE

During the three-month period ended August 31, 2017, the Company had accepted $59,588 (CAD$75,000) as deposit on a distribution contract. During the year ended May 31, 2017, the Company accepted $40,000 and $11,259 (CAD$15,000) in deposits on its eBalance Pro devices.

As at August 31, 2017, the Company had recorded a total of $111,793 in unearned revenue comprised of the deposits on the distribution contract and on eBalance Pro devices.

NOTE 6 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at August 31, 2017 and May 31, 2017:

As at August 31, 2017
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$385,047	6%	Non-convertible	$12,726	$397,773
86,439	6%	Related Party	3,625	90,064
50,000	6%	Term Loan - Related Party	4,568	54,568
31,966	0%	Advances	--	31,966
$553,452			$20,919	$574,371

As at May 31, 2017
Principal Outstanding	Interest Rate per Annum		Accrued Interest / Accretion	Total Book Value
$382,484	6%	Non-convertible	$6,727	$389,211
61,748	6%	Related Party	2,241	63,989
50,000	6%	Term Loan - Related Party	3,775	53,775
34,323	0%	Advances	--	34,323
$528,555			$12,743	$541,298

Loan Agreements

During the three-month period ended August 31, 2017, the Company entered into a loan agreement with Mr. Richard Jeffs (“Mr. Jeffs”), a major shareholder, for a total of $19,318 (CAD$25,000) (May 31, 2017 - $104,209) (the “Jeffs Loan”). The Jeffs Loan bears interest at 6% per annum, is unsecured and is payable on demand.

On September 15, 2017, the Company received a notice from Mr. Jeffs that he had assigned the rights to $7,984 due to him under the demand notes payable to a certain unaffiliated party. The assignee notified the Company of her intention to convert the debt acquired by her from Mr. Jeffs into the shares of the Company’s common stock as part of the proposed debt restructuring initiative (the “Debt Restructuring”), which was completed on October 12, 2017 (Notes 7 and 8).

Term Loan with Richard Jeffs

On March 3, 2016, the Company entered into a loan agreement (the “Term Loan Agreement”) with Mr. Jeffs for a loan in the principal amount of $50,000 maturing March 3, 2017, with interest payable at a rate of 6% per annum (the “Term Loan”).  As additional consideration for the Term Loan, the Company issued to Mr. Jeffs share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of the Company’s common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share during the fifth year. The Warrants were determined to be detachable from the debt instrument, as the debt instrument did not have to be surrendered to exercise the Warrants. Pursuant to the guidance provided by ASC 470-20-25-2, proceeds from the Term Loan were allocated to the principal and stock purchase warrants based on the relative fair values of the two elements. The portion of the proceeds allocated to the Warrants was $25,000 and was recorded to additional paid-in capital.

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

On September 15, 2017, the Company received a notice from Mr. Jeffs that he had assigned the rights to the Term Loan and interest accrued thereon to two unaffiliated parties. The assignees notified the Company of their intention to convert the debt acquired by them from Mr. Jeffs into the shares of the Company’s common stock as part of the Debt Restructuring, which was completed on October 12, 2017 (Notes 7 and 8).

Debt Settlement

On August 24, 2017, the board of directors of the Company resolved to convert up to $517,698 owed by the Company pursuant to its notes payable into the Company’s shares of the common stock at $0.25 per share. The Company completed its Debt Restructuring on October 12, 2017, by issuing a total of 1,837,128 shares on conversion of $459,282 in debt owed under the notes payable (Notes 7 and 8).

Advances payable

During the three-month period ended August 31, 2017, the Company repaid $3,111 in non-interest bearing advances. The advances were unsecured and payable on demand.

Interest Expense

During the three-month period ended August 31, 2017, the Company recorded $7,914 (2016 - $15,395) in interest expense associated with its liabilities under the notes and advances payable. Of this amount $793 (2016 - $nil) was associated with interest recorded on the Term Loan with Mr. Jeffs and $1,180 (2016 - $3,833) with demand notes payable issued to Mr. Jeffs.

NOTE 7 - SHARE CAPITAL

As at August 31, 2017, the Company received subscriptions to 1,400,000 Units under its non-brokered private placement offering announced on August 31, 2017, for gross proceeds of $350,000, which were recorded as obligation to issue shares (Note 8).

Options

On August 24, 2017, the board of directors of the Company granted options to purchase up to 300,000 common shares of the Company to its CFO and up to 1,750,000 common shares of the Company to its consultants. The options vested immediately and may be exercised at a price of $0.35 per share for a period of five years expiring on August 24, 2022.

The fair values of the options granted to the CFO and to consultants were calculated to be $89,556 and $522,407, respectively, and were determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At August 24, 2017
Expected Life of Options	5 years
Risk-Free Interest Rate	1.78%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	187%

The changes in the number of stock options outstanding during the three-month period ended August 31, 2017 and for the year ended May 31, 2017 are as follows:

	Three months ended August 31, 2017			Year ended May 31, 2017
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	7,550,000		$0.35	25,050,000		$0.14
Options granted	2,050,000		$0.35	--	$	n/a
Options cancelled	--	$	n/a	(17,500,000)		$0.05
Options outstanding, ending	9,600,000		$0.35	7,550,000		$0.35
Options exercisable, ending	9,200,000		$0.34	6,950,000		$0.32

Details of options outstanding and exercisable as at August 31, 2017, are as follows:

Exercise price	Grant date	Number of options granted	Number of options exercisable
$0.05	November 25, 2014	2,500,000	2,500,000
$0.67	January 13, 2015	2,400,000	2,000,000
$0.35	August 5, 2015	2,500,000	2,500,000
$0.20	September 23, 2015	150,000	150,000
$0.35	August 24, 2017	2,050,000	2,050,000
		9,600,000	9,200,000

At August 31, 2017, the weighted average remaining contractual life of the stock options outstanding was 3.71 years.

Warrants

The changes in the number of warrants outstanding during the three-month period ended August 31, 2017 and for the year ended May 31, 2017 are as follows:

	Three months ended August 31, 2017	Year ended May 31, 2017
Warrants outstanding, beginning	11,094,605	2,000,000
Warrants issued	--	9,094,605
Warrants outstanding, ending	11,094,605	11,094,605

Details of warrants outstanding as at August 31, 2017, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.15 1st year; $0.25 2nd year; $0.40 3rd year; $0.60 4th year; $0.75 5th year	March 3, 2016	2,000,000
$0.50 1st year; $0.75 2nd year; $1.00 3rd year; $1.25 4th year; $1.50 5th year	October 12, 2016	9,094,605
		11,094,605

At August 31, 2017, the weighted average remaining contractual life of the share purchase warrants was 4.01 years.

NOTE 8 - SUBSEQUENT EVENT

On October 12, 2017, the Company closed a first tranche of its non-brokered private placement Offering at a price of $0.25 per Unit, by issuing 1,480,000 Units for total gross proceeds of $370,000 (Note 7).

Each Unit sold under the Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

On October 12, 2017, the Company completed its debt restructuring initiative by converting a total of $459,282 the Company owed under its notes payable and $120,254 under services payable to its director, CEO and President into 2,318,144 shares of the Company’s common stock at $0.25 per share (Notes 2 and 6).

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2017, filed with the United States Securities and Exchange Commission (the “SEC”) on August 29, 2017.

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

Update on Observational Clinical Study

During the three-month period ended August 31, 2017, Hamilton Medical Research Group, under the guidance of Dr. Richard Tytus, the lead investigator of the clinical study (the “Clinical Study”), Cell MedX Corp. commissioned through Nutrasource Diagnostics Inc. (“Nutrasource”), has completed the in-patient phase of the Clinical Study.

The Clinical Study was designed to assess the impact of three months of the eBalance therapy, as an adjunct treatment, on HbA1c in thirty (30) Type 1 and Type 2 diabetics.  The secondary endpoints of the Clinical Study were defined to observe changes from baseline and medical history of each Clinical Study subject in the following;

•

Insulin sensitivity

•

Diabetic neuropathy

•

Diabetic foot pain and numbness

•

Wound healing

•

Blood pressure

•

Kidney function

•

Any other changes reported by patients

The site close out was originally expected for the week of August 28th, however, due to the circumstances not under control of the Company, the close out was rescheduled to the week of October 23, 2017.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended August 31, 2017, and up to the date of the filing of this report:

Private Placement

On August 24, 2017, our board of directors approved a private placement offering of up to 8,000,000 units of our common stock at a price of $0.25 per unit (the “Unit”) for gross proceeds of up to $2,000,000 (the “Offering”). Each Unit sold under the Offering will consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

The Offering will be made to persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act”), and to “accredited investors” as that term is defined under National Instrument 45-106 – Prospectus and Registration Exemptions.

The management plans to use the proceeds of the Offering to continue our series of clinical trials and to start a large-scale manufacturing of our eBalance Pro devices.

On October 12, 2017, we closed the first tranche of the Offering by issuing 1,480,000 Units for total proceeds of $370,000.

Debt Restructuring

On August 24, 2017, we entered into negotiations with our debt holders to convert up to $784,059 owed by us under the notes payable and for services owed into the shares of our common stock at $0.25 per share. We finalized the debt restructure on October 12, 2017, concurrently with the closing of the first tranche of the private placement. The total of $579,536 was converted into 2,318,144 shares of our common stock. As part of the debt restructuring, Frank McEnulty, our director, CEO, and President, converted $120,254 in fees owed to him into 481,016 shares.

Grant of Stock Options

On August 24, 2017, we granted options to purchase up to 2,050,000 common shares of the Company to our CFO and consultants. The options vested immediately and may be exercised at a price of $0.35 per share for a period of five years expiring on August 24, 2022.

Acquisition of Additional Technology

In August of 2017 we entered into negotiations with Brek Technologies Inc. (the “Developer”), a privately held company, to acquire a microcurrent technology, which compliments the microcurrent technology developed by us for our eBalance Pro devices.

Results of Operations for the Three Months ended August 31, 2017 and 2016

Our operating results for the three-month periods ended August 31, 2017, and 2016, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended August 31,		Percentage
	2017	2016	Change
Sales	$-	$5,368	(100.0)%
Cost of goods sold	-	3,411	(100.0)%
Gross margin	-	1,957	(100.0)%
Operating expenses
Amortization	39,123	18,011	117.2%
Consulting fees	583,459	75,140	676.5%
General and administrative expenses	54,475	44,224	23.2%
Research and development costs	47,503	72,852	(34.8)%
Stock-based compensation	100,801	48,897	106.1%
Total operating expenses	825,361	259,124	218.5%

Accretion expense	-	(6,257)	(100.0)%
Interest	(7,914)	(15,395)	(48.6)%
Net loss	$(833,275)	$(278,819)	198.9%

Revenues

We did not generate any revenue during the three-month period ended August 31, 2017. Our revenue during the comparative period ended August 31, 2016, consisted of sales of consumables for the spa industry. Due to the current concentration on the research and development of our eBalance Technology and devices based on this technology, as well as the divestiture of Avyonce Cosmedics Inc. (“Avyonce”), our former subsidiary, in our Fiscal 2017, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended August 31, 2017, our operating expenses increased by 218.5% from $259,124 incurred during the three months ended August 31, 2016, to $825,361 incurred during the three months ended August 31, 2017. The most significant changes were as follows:

•

During the three-month period ended August 31, 2017, our consulting fees increased by $508,319, from $75,140 we incurred during the three-month period ended August 31, 2016 to $583,459 we incurred during the three months ended August 31, 2017. The increase was mainly associated with a fair market value of the options to acquire up to 1,750,000 shares of our common stock we granted to our consultants for business development services.

•

Our research and development fees for the three-month period ended August 31, 2017, decreased by $25,349, from $72,852 we incurred during the three-month period ended August 31, 2016, to $47,503 we incurred during the three months ended August 31, 2017. The lower research and development fees during the comparative period were attributed to moving our production and research activity to Canada, as opposed to having the development outsourced to European manufacturer during the comparative period.

•

Our stock-based compensation for the three-month period ended August 31, 2017, increased by $51,904, from $48,897 we incurred during the three months ended August 31, 2016, to $100,801 we incurred during the three months ended August 31, 2016. The stock-based compensation included $89,556 (2016 - $Nil) in fair market value of the options to acquire up to 300,000 shares of our common stock we granted to Ms. Silina pursuant to the stock option agreement with her, $11,245 (2016 - $37,297) in fair market value of the options to acquire up to 2,400,000 shares of our common stock we granted to Dr. Sanderson pursuant to his option agreement with us. The stock-based compensation for the three-month period ended August 31, 2016 also included $11,600 in fair market value of the options to acquire up to 2,500,000 shares of our common stock we granted to Mr. McEnulty pursuant to the stock option agreement with him.

•

Our general and administrative fees for the three-month period ended August 31, 2017, increased by $10,251, or 23.2%, from $44,224 we incurred during the three-month period ended August 31, 2016, to $54,475 we incurred during the three months ended August 31, 2017. The largest factors that contributed to this change were associated with increased foreign exchange fees of $18,333, and accounting and audit fees of $4,200. These increases were in part offset by decreased travel fees of $3,867, and professional fees of $3,520; in addition, we did not incur any expenses associated with salaries and wages, rent, and marketing and advertising activities.

•

During the three-month period ended August 31, 2017, we recorded $39,123 in amortization on our equipment used in observations and research and development. During the comparative period ended August 31, 2016, our amortization expense was $18,011.

Other Items

•

During the three-month period ended August 31, 2017, we accrued $7,914 (2016 - $15,395) in interest associated with the outstanding notes payable. Of this interest, $1,973 (2016 - $3,833) was accrued on notes payable we issued to Mr. Jeffs, our major shareholder.

•

During the three-month period ended August 31, 2016, we recorded $6,257 in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs. The term loan was fully accreted as at March 3, 2017, as such, we did not record any accretion expense during the three-month period ended August 31, 2017.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2017	As at May 31, 2017	Percentage Change
Current assets	$377,854	$100,157	277.3%
Current liabilities	1,563,330	1,463,055	6.9%
Working capital deficit	$(1,185,476)	$(1,362,898)	(13.0)%

As of August 31, 2017, we had a cash balance of $326,038, a working capital deficit of $1,185,476 and cash flows used in operations of $108,315 for the period then ended. During the three-month period ended August 31, 2017, we funded our operations with $350,000 we received from subscriptions to the units of our common stock, which we issued on October 12, 2017, and $19,318 (CAD$25,000) we received from Mr. Jeffs, our major shareholder. See “Net Cash Provided By Financing Activities”.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended August 31, 2017. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Three months ended August 31,
	2017	2016
Cash flows used in operating activities	$(108,315)	$(123,284)
Cash flows used in investing activities	-	(14,940)
Cash flows provided by financing activities	366,207	148,754
Effects of foreign currency exchange on cash	652	(135)
Net increase in cash during the period	$258,544	$10,395

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2017, was $108,315. This cash was primarily used to cover our cash operating expenses of $152,273, to increase our work in progress recorded as part of inventory by $12,841, and current assets by $4,390, and to reduce our accrued liabilities by $50,500. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $32,899 and $19,202, respectively. In addition, we recorded $59,588 in unearned revenue associated with a deposit we received on eBalance distribution contract.

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

Non-cash transactions

During the three-month period ended August 31, 2017, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$100,801 in stock-based compensation, of which $89,556 was associated with the fair value of the options to purchase up to 300,000 shares of our common stock we granted to Ms. Silina, our CFO, as compensation for her services; and $11,245 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson, our Chief Medical Officer;

•

$522,407 in fair value of option to acquire up to 1,750,000 shares our common stock we issued for consulting services;

•

$7,914 in interest we accrued on the outstanding notes payable. Of this interest, $1,973 was accrued on the notes payable we issued to Mr. Jeffs, our major shareholder;

•

$39,123 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology; and

•

$10,757 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

During the three month period ended August 31, 2016, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$48,897 in stock-based compensation, of which $37,297 in stock-based compensation associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we issued to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $11,600 in share-based compensation associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we issued to Mr. Frank McEnulty, our CEO and President;

•

$15,395 in interest we accrued on the outstanding notes payable. Of this interest, $3,833 was accrued on the notes payable we issued to Mr. Jeffs, our major shareholder;

•

$6,257 in accretion expense which resulted from the difference between the 6%  stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs;

•

$18,011 in amortization expense we recorded on the equipment that is being used in our research of the eBalance Technology; and

•

$223 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

Net Cash Provided by Financing Activities

During the three-month period ended August 31, 2017, we borrowed a total of $19,318 (CAD$25,000) from our major shareholder. The loan is unsecured, payable on demand and bears interest at 6% per annum, compounded monthly. In addition to the loan, we received $350,000 from subscriptions to the units of our common stock under the Offering, which we partially closed on October 12, 2017. During the same period we repaid net of $3,111 in non-interest bearing advances with an unrelated party.

On September 15, 2017, we received a notice from Mr. Jeffs that he had assigned the rights to $7,984 due to him under the demand notes payable and $54,516 due to him under the Term Loan to two unaffiliated parties. The assignees notified the Company of their intention to convert the debt acquired by them from Mr. Jeffs into the shares of the Company’s common stock as part of the proposed debt restructuring initiative (the “Debt Restructuring”), which we completed on October 12, 2017.

During the three months period ended August 31, 2016, we borrowed a total of $75,000 from unrelated parties and $73,754 (CAD$96,500) from our major shareholder.  These loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly.

Net Cash Used in Investing Activities

We did not have any investing activities during the three-month period ended August 31, 2017.

During the three-month period ended August 31, 2016, we paid $14,940 for the equipment which is being used in our clinical and observational studies.

Going Concern

The notes to our unaudited interim consolidated financial statements at August 31, 2017, disclose our uncertain ability to continue as a going concern. We are development stage company with limited operations. To date we have been able to generate only minimal revenue from the operations of our former wholly owned subsidiary, Avyonce, which we divested in January 2017. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing.

We have accumulated a deficit of $5,337,318 since inception and increased financing will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and services through our former wholly owned subsidiary, Avyonce, which we divested of in January of 2017. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $5,337,318 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2017, we closed the first tranche of our non-brokered private placement offering (the “Offering”) at a price of $0.25 per unit (each "Unit"), by issuing 1,480,000 Units for total gross proceeds of $370,000.

Each Unit sold under the Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

The Units were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On October 12, 2017, we completed our debt restructuring initiative by converting a total of $459,282 we owed under our notes payable and $120,254 under services payable into 2,318,144 shares of our common stock at $0.25 per share.

1,837,128 shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. Remaining 481,016 shares issued to a director of the Company were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Rule 506 of Regulation D.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Convertible Loan Agreement and Note Payable dated November 12, 2014 among Cell MedX Corp., and City Group LLC. (12)
10.7	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.9	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)

Exhibit Number	Description of Document
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.11	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.12	Convertible Loan Agreement and Note Payable dated December 12, 2014 among Cell MedX Corp., and City Group LLC.(10)
10.13	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.14	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.15	Loan Agreement and Note Payable dated April 20, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.16	Loan Agreement and Note Payable dated June 17, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.17	Loan Agreement and Note Payable dated June 29, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.18	Loan Agreement and Note Payable dated July 7, 2015 among Cell MedX Corp., and City Group LLC. (13)
10.19	Loan Agreement and Note Payable dated July 9, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.20	Loan Agreement and Note Payable dated July 15, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.21	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.22	Loan Agreement and Note Payable dated August 12, 2015 among Cell MedX Corp., and Richard N. Jeffs. (13)
10.23	Loan Agreement and Note Payable dated September 3, 2015 among Cell MedX Corp., and Richard N. Jeffs. (15)
10.24	Consulting Agreement dated September 1, 2015 and effective as of September 23, 2015 among Cell MedX Corp., and Steven H. Bulwa. (15)
10.25	Stock Option Agreement dated September 23, 2015 among Cell MedX Corp. and Steven H. Bulwa.(15)
10.26	Loan Agreement and Note Payable dated September 24, 2015 among Cell MedX Corp., and City Group LLC. (15)
10.27	Loan Agreement and Note Payable dated September 28, 2015 among Cell MedX Corp., and Richard N. Jeffs. (15)
10.28	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (15)
10.29	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(14)
10.30	Loan Agreement and Note Payable dated November 5, 2015, among Cell MedX Corp., and Tradex Capital Corp.
10.31	Loan Agreement and Note Payable dated December 23, 2015, among Cell MedX Corp., and Coventry Capital LLC.(14)
10.32	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.33	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.34	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (16)
10.35	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.36	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (17)
10.37	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (17)
10.38	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)

Exhibit Number	Description of Document
10.39	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.40	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.41	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.42	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.43	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (18)
10.44	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (18)
10.45	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (19)
10.46	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(20)
10.47	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(20)
10.48	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.49	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc. (21)
10.50	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc. (21)
10.51	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc. (21)
10.52	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp. (21)
10.53	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc. (21)
10.54	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp. (21)
10.55	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs.
10.56	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina
10.57	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.
10.58	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco
14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for three-month periods ended August 31, 2017 and 2016 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at August 31, 2017 (unaudited), and May 31, 2017.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the Three Months Ended August 31, 2017 and August 31, 2016.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at August 31, 2017.
(3) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three Months Periods ended August 31, 2017 and August 31, 2016.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010
(2)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2014
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18 , 2014
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2015
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015
(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2015
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 3, 2015
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2016
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 15, 2015
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2016
(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2016
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2016
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2016
(20)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2017
(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: October 16, 2017	By:	/s/ Frank E. McEnulty
Frank E. McEnulty
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 16, 2017	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)