Form 10-Q
period 2017-11-30
Cell MedX Corp.
filed 2018-01-16
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2017

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 16, 2018 was 44,042,749.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at November 30, 2017, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended November 30, 2017, are not necessarily indicative of the results that can be expected for the year ending May 31, 2018.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	November 30, 2017	May 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$108,368	$67,494
Inventory	29,399	8,161
Other current assets	122,556	24,502
Total current assets	260,323	100,157

Equipment	116,014	193,571
Total assets	$376,337	$293,728

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$514,745	$447,600
Accrued liabilities	5,481	80,200
Due to related parties	252,836	342,847
Notes and advances payable	98,731	541,298
Unearned revenue	109,832	51,110
Total liabilities	981,625	1,463,055

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 44,042,749 and 40,244,605 shares issued and outstanding at November 30, 2017 and May 31, 2017, respectively	44,043	40,245
Additional paid-in capital	4,869,300	3,294,224
Accumulated deficit	(5,518,708)	(4,504,043)
Accumulated other comprehensive income	77	247
Total stockholders' deficit	(605,288)	(1,169,327)
Total liabilities and stockholders' deficit	$376,337	$293,728

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2017	2016	2017	2016

Revenue
Sales	$-	$336	$-	$5,704
Cost of goods sold	-	180	-	3,591
Gross margin	-	156	-	2,113

Operating expenses
Amortization	38,434	18,510	77,557	36,521
Consulting fees	61,422	75,607	644,881	150,747
General and administrative expenses	33,586	51,239	88,061	95,463
Research and development costs	41,491	67,173	88,994	140,025
Stock-based compensation	6,130	29,306	106,931	78,203
Total operating expenses	181,063	241,835	1,006,424	500,959

Other items
Accretion expense	-	(7,473)	-	(13,730)
Interest	(327)	(5,596)	(8,241)	(20,991)
Loss on settlement of debt	-	(805,353)	-	(805,353)
Net loss	(181,390)	(1,060,101)	(1,014,665)	(1,338,920)

Unrealized foreign exchange translation gain (loss)	1,464	1,881	(170)	1,912
Comprehensive loss	$(179,926)	$(1,058,220)	$(1,014,835)	$(1,337,008)

Net loss per common share
Basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	41,997,595	36,014,128	41,116,310	33,493,364

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Obligation	Additional		Accumulated Other
	Common Stock		to Issue	Paid-in	Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Accumulated	Income	Total

Balance - May 31, 2016	31,000,000	$31,000	$75,000	$1,734,498	$(3,254,597)	$1,547	$(1,412,552)

Stock-based compensation	-	-	-	78,203	-	-	78,203
Shares issued for cash	2,383,333	2,383	-	355,117	-	-	357,500
Shares issued for debt	6,711,272	6,712	-	1,805,332	-	-	1,812,044
Issuance of shares subscribed	150,000	150	(75,000)	74,850	-	-	-
Net loss for the six months ended November 30, 2016	-	-	-	-	(1,338,920)	-	(1,338,920)
Translation to reporting currency	-	-	-	-	-	1,912	1,912

Balance - November 30, 2016	40,244,605	40,245	-	4,048,000	(4,593,517)	3,459	(501,813)

Stock-based compensation	-	-	-	39,280	-	-	39,280
Shares issued for debt	-	-	-	(805,353)	-	-	(805,353)
Gain on divesting of subsidiary	-	-	-	12,297	-	-	12,297
Net loss for the six months ended May 31, 2017	-	-	-	-	89,474	-	89,474
Translation to reporting currency	-	-	-	-	-	(3,212)	(3,212)

Balance - May 31, 2017	40,244,605	40,245	-	3,294,224	(4,504,043)	247	(1,169,327)

Stock-based compensation	-	-	-	106,931	-	-	106,931
Options issued for consulting fees	-	-	-	522,407	-	-	522,407
Shares issued for cash	1,480,000	1,480	-	368,520	-	-	370,000
Shares issued for debt	2,318,144	2,318	-	577,218	-	-	579,536
Net loss for the six months ended November 30, 2017	-	-	-	-	(1,014,665)	-	(1,014,665)
Translation to reporting currency	-	-	-	-	-	(170)	(170)

Balance - November 30, 2017	44,042,749	$44,043	$-	$4,869,300	$(5,518,708)	$77	$(605,288)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Six Months Ended November 30,
	2017	2016

Cash flows used in operating activities:
Net loss	$(1,014,665)	$(1,338,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	13,730
Accrued interest on notes payable	8,241	20,991
Amortization	77,557	36,521
Consulting fees - non-cash	522,407	-
Loss on settlement of debt	-	805,353
Unrealized foreign exchange	5,127	(4,264)
Stock-based compensation	106,931	78,203
Changes in operating assets and liabilities:
Inventory	(21,133)	797
Other current assets	(99,028)	(40,213)
Accounts payable	66,244	12,358
Accrued liabilities	(74,719)	(29,553)
Unearned revenue	59,588	11,471
Due to related parties	30,246	30,221
Net cash flows used in operating activities	(333,204)	(403,305)

Cash flows used in investing activities:
Acquisition of equipment	-	(14,940)
Net cash used in investing activities	-	(14,940)

Cash flows provided by financing activities:
Advances (repaid) payable	(22,704)	2,684
Proceeds from notes payable	25,318	148,754
Proceeds from subscription to shares	370,000	357,500
Net cash provided by financing activities	372,614	508,938

Effects of foreign currency exchange on cash	1,464	(274)
Increase in cash	40,874	90,419
Cash, beginning	67,494	27,561
Cash, ending	$108,368	$117,980

Non-cash financing transactions:
Settlement of debt with shares	$579,536	$1,812,044

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended November 30, 2017, are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Going concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2017, the Company has not achieved profitable operations and has accumulated a deficit of $5,518,708. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 6) at November 30, 2017 and May 31, 2017:

	November 30, 2017	May 31, 2017
Due to the Chief Executive Officer (“CEO”) and President (Note 7)	$10,800	$109,453
Due to the Chief Financial Officer (“CFO”)	15,196	9,777
Due to the Vice President (“VP”), Technology and Operations	59,025	55,781
Due to the Chief Medical Officer	81,059	81,059
Due to the former VP, Corporate Strategy	86,756	86,777
Due to related parties	$252,836	$342,847

These amounts are unsecured, due on demand and bear no interest.

During the six-month periods ended November 30, 2017 and 2016, the Company had the following transactions with related parties:

	November 30, 2017	November 30, 2016
Management fees incurred to the CEO and President	$21,600	$21,600
Stock-based compensation incurred to the CEO and President	--	11,600
Management fees incurred to the CFO	6,000	6,000
Stock-based compensation incurred to the CFO (Note 7)	89,556	--
Consulting fees incurred to the former VP, Corporate Strategy	--	25,178
Consulting fees incurred to the VP, Technology and Operations	23,475	25,178
Stock-based compensation incurred to the Chief Medical Officer	17,375	66,603
Accrued interest expense incurred to a significant shareholder (Note 6)	3,170	5,549
Accretion expense associated with a loan agreement entered into with a significant shareholder (Note 6)	--	13,730
Total transactions with related parties	$161,176	$175,438

NOTE 3 - EQUIPMENT

Amortization schedule for the equipment at November 30, 2017 and May 31, 2017:

	November 30, 2017	May 31, 2017
Book value, beginning of the period	$193,571	$207,083
Changes during the period	--	109,534
Amortization	(77,557)	(123,046)
Book value, end of the period	$116,014	$193,571

NOTE 4 - INVENTORY

As at November 30, 2017, the inventory consisted of supplies held for resale, and was valued at $29,399 (May 31, 2017 - $8,161). The Company uses lower of cost or net realizable value to determine the book value of the inventory at reporting date.

As at November 30, 2017, $18,556 included in inventory was attributed to work in progress (May 31, 2017 - $3,478).

NOTE 5 - UNEARNED REVENUE

During the six-month period ended November 30, 2017, the Company received $59,588 (CAD$75,000) deposit on a distribution contract. During the year ended May 31, 2017, the Company received $40,000 and $11,259 (CAD$15,000) in deposits on its eBalance Pro devices.

As at November 30, 2017, the Company had recorded a total of $109,832 in unearned revenue comprised of the deposits on the distribution contract and on eBalance Pro devices.

NOTE 6 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at November 30, 2017 and May 31, 2017:

As at November 30, 2017
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$6,000	6%	Non-convertible	$41	$6,041
79,721	6%	Former Related Party	1,317	81,038
11,652	0%	Advances	--	11,652
$97,373			$1,358	$98,731

As at May 31, 2017
Principal Outstanding	Interest Rate per Annum		Accrued Interest / Accretion	Total Book Value
$382,484	6%	Non-convertible	$6,727	$389,211
61,748	6%	Former Related Party	2,241	63,989
50,000	6%	Term Loan - Former Related Party	3,775	53,775
34,323	0%	Advances	--	34,323
$528,555			$12,743	$541,298

Loan Agreements

During the six-month period ended November 30, 2017, the Company entered into a loan agreement with Mr. Richard Jeffs (“Mr. Jeffs”), a major shareholder, for a total of $19,318 (CAD$25,000) (May 31, 2017 - $104,209) (the “Jeffs Loan”). The Jeffs Loan bears interest at 6% per annum, is unsecured and is payable on demand.

On September 15, 2017, the Company received a notice from Mr. Jeffs that he had assigned the rights to $7,984 due to him under the demand notes payable to a certain unaffiliated party. The assignee notified the Company of her intention to convert the debt acquired by her from Mr. Jeffs into the shares of the Company’s common stock as part of the debt restructuring initiative (the “Debt Restructuring”), which was completed on October 12, 2017 (Note 7).

Term Loan with Richard Jeffs

On March 3, 2016, the Company entered into a loan agreement (the “Term Loan Agreement”) with Mr. Jeffs for a loan in the principal amount of $50,000 maturing March 3, 2017, with interest payable at a rate of 6% per annum (the “Term Loan”).  As additional consideration for the Term Loan, the Company issued to Mr. Jeffs share purchase warrants (the “Warrants”) for the purchase of up to 2,000,000 shares of the Company’s common stock, exercisable for a period of five years at a price of $0.15 per share if exercised during the first year, $0.25 per share if exercised during the second year, $0.40 per share if exercised during the third year, $0.60 per share if exercised during the fourth year and $0.75 per share if exercised during the fifth year. The Warrants were determined to be detachable from the debt instrument, as the debt instrument did not have to be surrendered to exercise the Warrants. Pursuant to the guidance provided by ASC 470-20-25-2, proceeds from the Term Loan were allocated to the principal and stock purchase warrants based on the relative fair values of the two elements. The portion of the proceeds allocated to the Warrants was $25,000 and was recorded to additional paid-in capital.

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

On September 15, 2017, the Company received a notice from Mr. Jeffs that he had assigned the rights to the Term Loan and interest accrued thereon to two unaffiliated parties. The assignees notified the Company of their intention to convert the debt acquired by them from Mr. Jeffs into the shares of the Company’s common stock as part of the Debt Restructuring, which was completed on October 12, 2017 (Note 7).

Debt Restructuring

On October 12, 2017, the Company completed its Debt Restructuring by issuing a total of 1,837,128 shares on conversion of $459,282 in debt owed under the notes payable (Note 7).

Advances Payable

During the six-month period ended November 30, 2017, the Company repaid $22,704 (net of $9,936 advanced during the period) in non-interest bearing advances. The advances were unsecured and payable on demand.

Interest Expense

During the six-month period ended November 30, 2017, the Company recorded $8,241 (2016 - $20,991) in interest expense associated with its liabilities under the notes and advances payable. Of this amount $741 (2016 - $nil) was associated with interest recorded on the Term Loan with Mr. Jeffs and $2,429 (2016 - $5,549) with demand notes payable issued to Mr. Jeffs.

NOTE 7 - SHARE CAPITAL

On October 12, 2017, the Company closed a first tranche of its non-brokered private placement offering (the “Offering”) at a price of $0.25 per Unit, by issuing 1,480,000 Units for total gross proceeds of $370,000.

Each Unit sold under the Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

On October 12, 2017, the Company completed its debt restructuring initiative by converting a total of $459,282 the Company owed under its notes payable and $120,254 under services payable to its director, former CEO and President into 2,318,144 shares of the Company’s common stock at $0.25 per share.

Options

On August 24, 2017, the board of directors of the Company granted options to purchase up to 300,000 common shares of the Company to its CFO and up to 1,750,000 common shares of the Company to its consultants. The options vested immediately and may be exercised at a price of $0.35 per share for a period of five years expiring on August 24, 2022.

The fair values of the options granted to the CFO and to the consultants were calculated to be $89,556 and $522,407, respectively, and were determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At August 24, 2017
Expected Life of Options	5 years
Risk-Free Interest Rate	1.78%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	187%

The changes in the number of stock options outstanding during the six-month period ended November 30, 2017, and for the year ended May 31, 2017 are as follows:

	Six months ended November 30, 2017			Year ended May 31, 2017
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	7,550,000		$0.35	25,050,000	$0.14
Options granted	2,050,000		$0.35	--	n/a
Options expired	(150,000)		$0.20	--	n/a
Options cancelled	--	$	n/a	(17,500,000)	$0.05
Options outstanding, ending	9,450,000		$0.35	7,550,000	$0.35
Options exercisable, ending	9,250,000		$0.35	6,950,000	$0.32

Details of options outstanding and exercisable as at November 30, 2017, are as follows:

Exercise price	Grant date	Number of options outstanding	Number of options exercisable
$0.05	November 25, 2014	2,500,000	2,500,000
$0.67	January 13, 2015	2,400,000	2,200,000
$0.35	August 5, 2015	2,500,000	2,500,000
$0.35	August 24, 2017	2,050,000	2,050,000
		9,450,000	9,250,000

At November 30, 2017, the weighted average remaining contractual life of the stock options outstanding was 3.52 years.

Warrants

The changes in the number of warrants outstanding during the six-month period ended November 30, 2017, and for the year ended May 31, 2017 are as follows:

	Six months ended November 30, 2017	Year ended May 31, 2017
Warrants outstanding, beginning	11,094,605	2,000,000
Warrants issued	1,480,000	9,094,605
Warrants outstanding, ending	12,574,605	11,094,605

Details of warrants outstanding as at November 30, 2017, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.25 up to March 3, 2018 $0.40 during the period from March 3, 2018 to March 3, 2019 $0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000
$0.75 up to October 12, 2018 $1.00 during the period from October 12, 2018 to October 12, 2019 $1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605
$0.50 up to October 12, 2018 $1.00 during the period from October 12, 2018 to October 12, 2019 $1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000
		12,574,605

At November 30, 2017, the weighted average remaining contractual life of the share purchase warrants was 3.67 years.

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

Update on Observational Clinical Study

During the six-month period ended November 30, 2017, Hamilton Medical Research Group, under the guidance of Dr. Richard Tytus, the lead investigator of the clinical study (the “Clinical Study”), Cell MedX Corp. commissioned through Nutrasource Diagnostics Inc. (“Nutrasource”), has completed the Clinical Study and prepared a draft report which at the time of the filing of this Form 10-Q is being finalized by Dr. Tytus.

The Clinical Study was designed to assess the impact of three months of the eBalance therapy, as an adjunct treatment, on HbA1c in thirty (30) Type 1 and Type 2 diabetics.  The secondary endpoints of the Clinical Study were defined to observe changes from baseline and medical history of each Clinical Study subject in the following;

•

Insulin sensitivity

•

Diabetic neuropathy

•

Diabetic foot pain and numbness

•

Wound healing

•

Blood pressure

•

Kidney function

•

Any other changes reported by patients

The Company expects to release the report to the public in the second part of January 2018.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended November 30, 2017, and up to the date of the filing of this report:

Private Placement

On October 12, 2017, we closed a non-brokered private placement offering (the “Offering”) at a price of $0.25 per unit, by issuing 1,480,000 units for cash proceeds of $370,000. Each unit sold under the Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

Debt Restructuring

On August 24, 2017, we entered into negotiations with our debt holders to convert debt owed by us under the notes payable and for services owed into the shares of our common stock at $0.25 per share. We finalized the debt restructure on October 12, 2017, concurrently with the closing of the Offering. The total of $579,536 was converted into 2,318,144 shares of our common stock. As part of the debt restructuring, Frank McEnulty, our director, President, and our former CEO, converted $120,254 in fees owed to him into 481,016 shares.

Product Development Agreement

On October 16, 2017, we entered into a production development agreement (the “Development Agreement”) with Western Robotics Ltd. (“Western Robotics”) with an objective to enhance our eBalance Pro Wellness device based on the Company’s eBalance microcurrent technology and new findings that became evident as part of the Clinical Study and the Company’s ongoing in-house observations. The Company agreed to pay Western Robotics CAD$250,000 as non-refundable engineering fee, of which CAD$125,000 (USD$97,010) has been paid as of the date of this Quarterly Report on Form 10-Q.

Change in Management

On December 1, 2017, we entered into a management consulting agreement (the “Agreement”) with Dr. Terrance Owen.  Under the terms of the Agreement, Dr. Owen will act as the Company’s Chief Executive Officer for the term of one year, expiring on November 30, 2018, and renewing automatically for consecutive 1-year terms. Dr. Owen will be paid a consulting fee of CAD$16,666 per month.

Dr. Owen obtained a BSc (Honours) in Biology from the University of Victoria, an MSc in Biology from the University of New Brunswick, a PhD in Zoology from the University of British Columbia, and an MBA from Simon Fraser University.

From December 1980 to April 2002 Dr. Owen was the President and a director of Helix Biotech, a laboratory providing DNA identity testing services for paternity, immigration, and forensic cases. From July 1995 to June 1998 Dr. Owen was the President, a director and a co-founder of Helix BioPharma Corp, listed on the TSX Venture Exchange (TSX:HBP), a generic pharmaceutical company.  From 2000 to 2013, Dr. Owen was the President, CEO, director and co-founder of ALDA Pharmaceuticals Corp., an infection control company now named Vanc Pharmaceuticals Inc. (TSX-V:VANC). Dr. Owen was also a co-founder of Champion Pain Care Corporation (OTCQB:CPAI) and was appointed as its CEO from October 2013 to June 2015, as a Director from October 2013 to February 2017, and as CFO from March 2015 to February 2017.

On December 1, 2017, Mr. McEnulty, our director and former Chief Executive Officer, tendered his resignation from his position as CEO. Mr. McEnulty will continue to serve on the Company’s board of directors and as its President.

Results of Operations for the Three and Six Months ended November 30, 2017 and 2016

Our operating results for the three- and six-month periods ended November 30, 2017, and 2016, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Six Months Ended
	November 30, 2017	November 30, 2016	Percentage Increase / (Decrease)	November 30, 2017	November 30, 2016	Percentage Increase / (Decrease)
Sales	$-	$336	(100.0)%	$-	$5,704	(100.0)%
Cost of goods sold	-	180	(100.0)%	-	3,591	(100.0)%
Gross margin	-	156	(100.0)%	-	2,113	(100.0)%
Operating expenses
Amortization	38,434	18,510	107.6%	77,557	36,521	112.4%
Consulting fees	61,422	75,607	(18.8)%	644,881	150,747	327.8%
General and administrative expenses	33,586	51,239	(34.5)%	88,061	95,463	(7.8)%
Research and development costs	41,491	67,173	(38.2)%	88,994	140,025	(36.4)%
Stock-based compensation	6,130	29,306	(79.1)%	106,931	78,203	36.7%
Total operating expenses	181,063	241,835	(25.1)%	1,006,424	500,959	100.9%
Accretion expense	-	7,473	(100)%	-	13,730	(100.0)%
Interest	327	5,596	(94.2)%	8,241	20,991	(60.7)%
Loss on settlement of debt	-	805,353	(100.0)%	-	805,353	(100.0)%
Net loss	$181,390	$1,060,101	(82.9)%	$1,014,665	$1,338,920	(24.2)%

Revenues

We did not generate any revenue during the three- and six-month periods ended November 30, 2017. Our revenue during the comparative periods ended November 30, 2016, consisted of sales of consumables for the spa industry. Due to the current concentration on the research and development of our eBalance Technology and devices based on this technology, as well as the divestiture of Avyonce Cosmedics Inc. (“Avyonce”), our former subsidiary, in our Fiscal 2017, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended November 30, 2017, our operating expenses decreased by 25.1% from $241,835 incurred during the three months ended November 30, 2016, to $181,063 incurred during the three months ended November 30, 2017. The decrease was mainly associated with reduced research and development, corporate communication, and consulting fees, as well as decreased stock-based compensation, mainly due to vesting terms of the options granted during our Fiscal 2015 and 2016. These reductions were in part offset by increases to our office expenses and professional fees, as well as amortization we recorded on equipment we use in our observational trials.

During the six-month period ended November 30, 2017, our operating expenses increased by 100.9% from $500,959 incurred during the six months ended November 30, 2016, to $1,006,424 incurred during the six months ended November 30, 2017. The most significant changes were as follows:

•

During the six-month period ended November 30, 2017, our consulting fees increased by $494,134, from $150,747 we incurred during the six-month period ended November 30, 2016 to $644,881 we incurred during the six months ended November 30, 2017. The increase was mainly associated with a fair market value of the options to acquire up to 1,750,000 shares of our common stock we granted to our consultants for business development services.

•

Our research and development fees for the six-month period ended November 30, 2017, decreased by $51,031, from $140,025 we incurred during the six-month period ended November 30, 2016, to $88,994 we incurred during the six months ended November 30, 2017. The lower research and development fees during the comparative period were attributed to moving our production and research activity to Canada, as opposed to having the development outsourced to European manufacturer during the comparative period. In November 2017 we entered into a Development Agreement with Western Robotics to enhance our eBalance Pro Wellness device. We paid Western Robotics $97,010 (CAD$125,000), which at November 30, 2017 were recorded as prepaid research and development fees.

•

Our stock-based compensation for the six-month period ended November 30, 2017, increased by $28,728, from $78,203 we incurred during the six months ended November 30, 2016, to $106,931 we incurred during the six months ended November 30, 2017. The stock-based compensation included $89,556 (2016 - $Nil) in fair market value of the options to acquire up to 300,000 shares of our common stock we granted to Ms. Silina pursuant to the stock option agreement with her, and $17,375 (2016 - $66,603) in fair market value of the options to acquire up to 2,400,000 shares of our common stock we granted to Dr. Sanderson pursuant to his option agreement with us. The stock-based compensation for the six-month period ended November 30, 2016, also included $11,600 in fair market value of the options to acquire up to 2,500,000 shares of our common stock we granted to Mr. McEnulty pursuant to the stock option agreement with him.

•

Our general and administrative fees for the six-month period ended November 30, 2017, decreased by $7,402, or 7.8%, from $95,463 we incurred during the six-month period ended November 30, 2016, to $88,061 we incurred during the six months ended November 30, 2017. The largest factors that contributed to this change were associated with decreased corporate communication fees of $2,005 (2016 - $15,541), travel and entertainment expenses of $6,313 (2016 - $14,671), and professional fees of $9,971 (2016 - $12,278). These decreases were in part offset by increased accounting and audit fees of $4,250 (2016 - $740), and foreign exchange expenses of $18,622 (2016 – gain of $1,224).

•

During the six-month period ended November 30, 2017, we recorded $77,557 in amortization on our equipment we use in observations and research and development. During the comparative period ended November 30, 2016, our amortization expense was $36,521. The increased amortization resulted from the change in the estimated useful life of the underlying equipment from three to two years.

Other Items

•

During the six-month period ended November 30, 2017, we accrued $8,241 (2016 - $20,991) in interest associated with the outstanding notes payable. Of this interest, $3,170 (2016 - $5,549) was accrued on notes payable we issued to Mr. Jeffs, a major shareholder.

•

During the six-month period ended November 30, 2016, we recorded $13,730 in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs. The term loan was fully accreted as at March 3, 2017, as such, we did not record any accretion expense during the six-month period ended November 30, 2017.

•

During the six-month period ended November 30, 2016, we recorded $805,353 in loss on settlement of debt when our debt holders chose to convert $1,006,691 owed to them into units of our common stock as part of the non-brokered private placement financing we closed on October 12, 2016 (the “Offering”). The loss resulted from the difference between the conversion price, being $0.15 per unit, and the fair market value of our common stock on the closing of the Offering, being $0.27 per share. We did not record any loss on settlement of debt associated with the debt restructure we finalized on October 12, 2017.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2017	As at May 31, 2017	Percentage Change
Current assets	$260,323	$100,157	159.9%
Current liabilities	981,625	1,463,055	(32.9)%
Working capital deficit	$(721,302)	$(1,362,898)	(47.1)%

As of November 30, 2017, we had a cash balance of $108,368, a working capital deficit of $721,302 and cash flows used in operations of $333,204 for the period then ended. During the six-month period ended November 30, 2017, we funded our operations with $370,000 we received from subscriptions to the units of our common stock, which we issued on October 12, 2017, $19,318 (CAD$25,000) we received from Mr. Jeffs, a major shareholder, and $6,000 we received from an unrelated party. See “Net Cash Provided By Financing Activities”.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended November 30, 2017. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Six months ended November 30,
	2017	2016
Cash flows used in operating activities	$(333,204)	$(403,305)
Cash flows used in investing activities	-	(14,940)
Cash flows provided by financing activities	372,614	508,938
Effects of foreign currency exchange on cash	1,464	(274)
Net increase in cash during the period	$40,874	$90,419

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2017, was $333,204. This cash was primarily used to cover our cash operating expenses of $294,402, to increase our inventory by $6,017, work in progress recorded as part of inventory by $15,116, and current assets by $99,028. The cash used for current assets included $97,010 (CAD$125,000) we paid under our Development Agreement to enhance our eBalance Pro Wellness device. In addition, we used our cash to reduce our accrued liabilities by $74,719. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $66,244 and $30,246, and $59,588 in unearned revenue associated with a deposit we received on eBalance distribution contract.

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

Non-cash transactions

During the six-month period ended November 30, 2017, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$106,931 in stock-based compensation, of which $89,556 was associated with the fair value of the options to purchase up to 300,000 shares of our common stock we granted to Ms. Silina, our CFO, as compensation for her services; and $17,375 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson, our Chief Medical Officer;

•

$522,407 in fair value of option to acquire up to 1,750,000 shares our common stock we issued for consulting services;

•

$8,241 in interest we accrued on the outstanding notes payable. Of this interest, $3,170 was accrued on the notes payable we issued to Mr. Jeffs, a major shareholder;

•

$77,557 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology; and

•

$5,127 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

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

•

$78,203 in stock-based compensation, of which $66,603 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $11,600 was associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we granted to Mr. Frank McEnulty, our former CEO and President;

•

$20,991 in interest we accrued on the outstanding notes payable. Of this interest, $5,549 was accrued on the notes payable we issued to Mr. Jeffs, a major shareholder;

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

Net Cash Provided by Financing Activities

During the six-month period ended November 30, 2017, we borrowed a total of $19,318 (CAD$25,000) from a major shareholder and $6,000 from an unrelated party. The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. In addition to the loans, we received $370,000 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2017. During the same period we repaid net of $22,704 in non-interest bearing advances with an unrelated party.

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

During the six-month period ended November 30, 2016, we borrowed a total of $75,000 from unrelated parties and $73,754 (CAD$96,500) from a major shareholder. These loans were unsecured, payable on demand and bore interest at 6% per annum, compounded monthly. In addition to the loans, we received $2,684 in non-interest bearing advances from an unrelated party. During the same period we received $357,500 from subscriptions to the units of our common stock under the offering, which we closed on October 12, 2016.

Net Cash Used in Investing Activities

We did not have any investing activities during the six-month period ended November 30, 2017.

During the six-month period ended November 30, 2016, we paid $14,940 for the equipment which is being used in our observational studies.

Going Concern

The notes to our unaudited interim consolidated financial statements at November 30, 2017, disclose our uncertain ability to continue as a going concern. We are a development stage company with limited operations. To date we have been able to generate only minimal revenue from the operations of our former wholly owned subsidiary, Avyonce, which we divested in January 2017. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing.

We have accumulated a deficit of $5,518,708 since inception and increased financing will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and services through our former wholly owned subsidiary, Avyonce, which we divested of in January of 2017. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $5,518,708 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2017, we closed our non-brokered private placement offering (the “Offering”) at a price of $0.25 per unit (each "Unit"), by issuing 1,480,000 Units for total gross proceeds of $370,000.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)

Exhibit Number	Description of Document
10.14	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs. (19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina (20)

Exhibit Number	Description of Document
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp. (20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.
14.1	Code of Ethics (3)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three- and six-month periods ended November 30, 2017 and 2016 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at November 30, 2017 (unaudited), and May 31, 2017.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the three- and six-month periods ended November 30, 2017 and 2016.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at November 30, 2017.
(3) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six-month Periods ended November 30, 2017 and 2016.

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

(13)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 15, 2015

(14)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2016

(15)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2016

(16)

Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2016

(17)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2016

(18)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2017

(19)

Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2017

(20)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 17, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: January 16, 2018	By:	/s/ Terrance Owen
Terrance Owen, PhD, MBA
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 16, 2018	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)