Form 10-Q
period 2018-02-28
Cell MedX Corp.
filed 2018-04-16
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2018

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 16, 2018 was 44,282,749.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at February 28, 2018, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended February 28, 2018, are not necessarily indicative of the results that can be expected for the year ending May 31, 2018.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	February 28, 2018	May 31, 2017
	(Unaudited)

ASSETS

Current assets
Cash	$24,048	$67,494
Inventory	29,580	8,161
Other current assets	30,499	24,502
Total current assets	84,127	100,157

Equipment	78,553	193,571
Total assets	$162,680	$293,728

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$543,927	$447,600
Accrued liabilities	6,000	80,200
Due to related parties	299,030	342,847
Notes and advances payable	100,656	541,298
Unearned revenue	51,711	51,110
Total liabilities	1,001,324	1,463,055

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 44,282,749 and 40,244,605 shares issued and outstanding at February 28, 2018 and May 31, 2017, respectively	44,283	40,245
Additional paid-in capital	4,916,201	3,294,224
Reserves	14,400	-
Accumulated deficit	(5,814,519)	(4,504,043)
Accumulated other comprehensive income	991	247
Total stockholders' deficit	(838,644)	(1,169,327)
Total liabilities and stockholders' deficit	$162,680	$293,728

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2018	2017	2018	2017

Revenue
Sales	$-	$516	$-	$6,220
Cost of goods sold	-	460	-	4,051
Gross margin	-	56	-	2,169

Operating expenses
Amortization	37,461	24,014	115,018	60,535
Consulting fees	64,483	73,263	709,364	224,010
General and administrative expenses	79,779	121,379	167,840	216,842
Research and development costs	111,171	52,782	200,165	192,807
Stock-based compensation	1,541	22,453	108,472	100,656
Total operating expenses	294,435	293,891	1,300,859	794,850

Other items
Accretion expense	-	(8,906)	-	(22,636)
Interest	(1,376)	(1,836)	(9,617)	(22,827)
Loss on settlement of debt	-	-	-	(805,353)
Net loss	(295,811)	(304,577)	(1,310,476)	(1,643,497)

Unrealized foreign exchange translation gain (loss)	914	(3,411)	744	(1,499)
Comprehensive loss	$(294,897)	$(307,988)	$(1,309,732)	$(1,644,996)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	44,226,749	40,244,605	42,780,895	35,719,048

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Obligation	Additional			Accumulated Other
	Common Stock		to Issue	Paid-in		Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Reserves	Accumulated	Income	Total

Balance - May 31, 2016	31,000,000	$31,000	$75,000	$1,734,498	$-	$(3,254,597)	$1,547	$(1,412,552)

Stock-based compensation	-	-	-	100,656	-	-	-	100,656
Shares issued for cash	2,383,333	2,383	-	355,117	-	-	-	357,500
Shares issued for debt	6,711,272	6,712	-	999,979	-	-	-	1,006,691
Loss on debt settlement	-	-	-	805,353	-	-	-	805,353
Issuance of shares subscribed	150,000	150	(75,000)	74,850	-	-	-	-
Gain on divesting of subsidiary	-	-	-	15,602	-	-	-	15,602
Net loss for the nine months ended February 28, 2017	-	-	-	-	-	(1,643,497)	-	(1,643,497)
Translation to reporting currency	-	-	-	-	-	-	(1,499)	(1,499)

Balance - February 28, 2017	40,244,605	40,245	-	4,086,055	-	(4,898,094)	48	(771,746)

Stock-based compensation	-	-	-	16,827	-	-	-	16,827
Shares issued for debt	-	-	-	(805,353)	-	-	-	(805,353)
Gain on divesting of subsidiary	-	-	-	(3,305)	-	-	-	(3,305)
Net loss for the three months ended May 31, 2017	-	-	-	-	-	394,051	-	394,051
Translation to reporting currency	-	-	-	-	-	-	199	199

Balance - May 31, 2017	40,244,605	40,245	-	3,294,224	-	(4,504,043)	247	(1,169,327)

Stock-based compensation	-	-	-	108,472	-	-	-	108,472
Options issued for consulting fees	-	-	-	522,407	-	-	-	522,407
Shares issued for cash	1,480,000	1,480	-	368,520	-	-	-	370,000
Shares issued for debt	2,318,144	2,318	-	577,218	-	-	-	579,536
Units issued on conversion of deposits	240,000	240	-	45,360	14,400	-	-	60,000
Net loss for the nine months ended February 28, 2018	-	-	-	-	-	(1,310,476)	-	(1,310,476)
Translation to reporting currency	-	-	-	-	-	-	744	744

Balance - February 28, 2018	44,282,749	$44,283	$-	$4,916,201	$14,400	$(5,814,519)	$991	$(838,644)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Nine Months Ended February 28,
	2018	2017

Cash flows used in operating activities:
Net loss	$(1,310,476)	$(1,643,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	22,636
Accrued interest on notes payable	9,617	22,827
Amortization	115,018	60,535
Consulting fees - non-cash	522,407	-
Loss on settlement of debt	-	805,353
Unrealized foreign exchange	5,976	2,244
Stock-based compensation	108,472	100,656
Changes in operating assets and liabilities:
Inventory	(21,203)	959
Other current assets	(5,527)	(38,344)
Accounts payable	95,224	69,472
Accrued liabilities	(74,200)	(28,630)
Unearned revenue	59,588	31,471
Due to related parties	76,440	34,188
Net cash flows used in operating activities	(418,664)	(560,130)

Cash flows used in investing activities:
Acquisition of equipment	-	(110,234)
Net cash used in investing activities	-	(110,234)

Cash flows provided by financing activities:
Advances (repaid) payable	(22,704)	2,684
Proceeds from notes payable	25,318	290,465
Proceeds from subscription to shares	370,000	357,500
Net cash provided by financing activities	372,614	650,649

Effects of foreign currency exchange on cash	2,604	1,294
Decrease in cash	(43,446)	(18,421)
Cash, beginning	67,494	27,561
Cash, ending	$24,048	$9,140

Non-cash financing transactions:
Settlement of debt with shares	$579,536	$-
Units issued on conversion of deposits	$60,000	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended February 28, 2018, are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Going concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2018, the Company has not achieved profitable operations and has accumulated a deficit of $5,814,519. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 6) at February 28, 2018 and May 31, 2017:

	February 28, 2018	May 31, 2017
Due to the Chief Executive Officer (“CEO”)	$30,777	$--
Due to the former CEO and President (Notes 6 and 7)	21,600	109,453
Due to the Chief Financial Officer (“CFO”)	19,828	9,777
Due to the Vice President (“VP”), Technology and Operations	59,013	55,781
Due to the Chief Medical Officer	81,059	81,059
Due to the former VP, Corporate Strategy	86,753	86,777
Due to related parties	$299,030	$342,847

These amounts are unsecured, due on demand and bear no interest.

During the nine months ended February 28, 2018 and 2017, the Company had the following transactions with related parties:

	February 28, 2018	February 28, 2017
Management fees incurred to the CEO	$39,730	$--
Management fees incurred to the former CEO and President	32,400	32,400
Stock-based compensation incurred to the former CEO and President	--	11,600
Management fees incurred to the CFO	9,000	9,000
Stock-based compensation incurred to the CFO (Note 7)	89,556	--
Consulting fees incurred to the former VP, Corporate Strategy	--	32,649
Consulting fees incurred to the VP, Technology and Operations	35,457	36,469
Stock-based compensation incurred to the Chief Medical Officer	18,916	89,056
Accrued interest expense incurred to a significant shareholder (Note 6)	4,456	6,186
Accretion expense associated with a loan agreement entered into with a significant shareholder (Note 6)	--	22,636
Total transactions with related parties	$229,515	$239,996

NOTE 3 - EQUIPMENT

Amortization schedule for the equipment at February 28, 2018 and May 31, 2017:

	February 28, 2018	May 31, 2017
Book value, beginning of the period	$193,571	$207,083
Changes during the period	--	109,534
Amortization	(115,018)	(123,046)
Book value, end of the period	$78,553	$193,571

NOTE 4 - INVENTORY

As at February 28, 2018, the inventory consisted of supplies held for resale valued at $10,910 (May 31, 2017 - $4,683) and work in progress valued at $18,670 (May 31, 2017 - $3,478.).

NOTE 5 - UNEARNED REVENUE

During the period ended February 28, 2018, the Company received a $59,588 (CAD$75,000) deposit on a distribution contract.

During the year ended May 31, 2017, the Company received $40,000 and $11,259 (CAD$15,000) in deposits on its eBalance Pro devices.

On February 7, 2018, the Company agreed to convert the CAD$75,000 deposit it received during the period ended February 28, 2018, into 240,000 units at a price of $0.25 per unit. Each unit consists of one common share and one share purchase warrant exercisable for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

As at February 28, 2018, the Company had recorded a total of $51,711 in unearned revenue comprised of the deposits on the eBalance Pro devices the Company received during the Fiscal 2017.

NOTE 6 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at February 28, 2018 and May 31, 2017:

As at February 28, 2018
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$6,000	6%	Non-convertible	$131	$6,131
80,213	6%	Related Party	2,588	82,801
11,724	0%	Advances	--	11,724
$97,937			$2,719	$100,656

As at May 31, 2017
Principal Outstanding	Interest Rate per Annum		Accrued Interest / Accretion	Total Book Value
$382,484	6%	Non-convertible	$6,727	$389,211
61,748	6%	Related Party	2,241	63,989
50,000	6%	Term Loan - Related Party	3,775	53,775
34,323	0%	Advances	--	34,323
$528,555			$12,743	$541,298

Loan Agreements

During the nine-month period ended February 28, 2018, the Company entered into a loan agreement with Mr. Richard Jeffs (“Mr. Jeffs”), a major shareholder, for a total of $19,318 (CAD$25,000) (May 31, 2017 - $104,209) (the “Jeffs Loan”). The Jeffs Loan bears interest at 6% per annum, is unsecured and is payable on demand.

On September 15, 2017, the Company received a notice from Mr. Jeffs that he had assigned the rights to $7,984 due to him under the demand notes payable to a certain unaffiliated party. The assignee notified the Company of her intention to convert the debt acquired by her from Mr. Jeffs into the shares of the Company’s common stock as part of the debt restructuring (the “Debt Restructuring”), which was completed on October 12, 2017 (Note 7).

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

Debt Settlement

On October 12, 2017, the Company completed its Debt Restructuring, by issuing a total of 1,837,128 shares on conversion of $459,282 in debt owed under the notes payable (Note 7).

Advances payable

During the nine-month period ended February 28, 2018, the Company repaid $22,704 (net of $9,936 advanced during the period) in non-interest bearing advances. The advances were unsecured and payable on demand.

Interest Expense

During the nine-month period ended February 28, 2018, the Company recorded $9,617 (2017 - $22,827) in interest expense associated with its liabilities under the notes and advances payable. Of this amount $741 (2017 - $nil) was associated with interest recorded on the Term Loan with Mr. Jeffs and $3,715 (2017 - $5,549) with demand notes payable issued to Mr. Jeffs.

NOTE 7 - SHARE CAPITAL

On October 12, 2017, the Company closed its non-brokered private placement offering (the “Offering”) at a price of $0.25 per Unit, by issuing 1,480,000 Units for total gross proceeds of $370,000.

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

On February 7, 2018, the Company agreed to convert the CAD$75,000 deposit it received on distribution contract into 240,000 units of its common stock at a price of $0.25 per unit consisting of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year. The Company recorded $14,400 as reserve, representing the difference between the fair market value of the Company’s common stock on the day of conversion, being $0.19  per share, and the value of the units issued at conversion, being $0.25 per unit.

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

The changes in the number of stock options outstanding during the nine-month period ended February 28, 2018, and for the year ended May 31, 2017 are as follows:

	Nine months ended February 28, 2018			Year ended May 31, 2017
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	7,550,000		$0.35	25,050,000	$0.14
Options granted	2,050,000		$0.35	--	n/a
Options expired	(150,000)		$0.20	--	n/a
Options cancelled	--	$	n/a	(17,500,000)	$0.05
Options outstanding, ending	9,450,000		$0.35	7,550,000	$0.35
Options exercisable, ending	9,450,000		$0.35	6,950,000	$0.32

Details of options outstanding and exercisable as at February 28, 2018, are as follows:

Exercise price	Grant date	Number of options Outstanding and exercisable
$0.05	November 25, 2014	2,500,000
$0.67	January 13, 2015	2,400,000
$0.35	August 5, 2015	2,500,000
$0.35	August 24, 2017	2,050,000
		9,450,000

At February 28, 2018, the weighted average remaining contractual life of the stock options outstanding was 3.27 years.

Warrants

The changes in the number of warrants outstanding during the nine-month period ended February 28, 2018, and for the year ended May 31, 2017 are as follows:

	Nine months ended February 28, 2018	Year ended May 31, 2017
Warrants outstanding, beginning	11,094,605	2,000,000
Warrants issued	1,720,000	9,094,605
Warrants outstanding, ending	12,814,605	11,094,605

Details of warrants outstanding as at February 28, 2018, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.25 up to March 3, 2018 $0.40 during the period from March 3, 2018 to March 3, 2019 $0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000

$0.75 up to October 12, 2018 $1.00 during the period from October 12, 2018 to October 12, 2019 $1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605

$0.50 up to October 12, 2018 $1.00 during the period from October 12, 2018 to October 12, 2019 $1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000

$0.50 up to February 7, 2019 $1.00 during the period from February 7, 2019 to February 7, 2020 $1.50 during the period from February 7, 2020 to February 7, 2021	February 7, 2018	240,000
		12,814,605

At February 28, 2018, the weighted average life of the warrants is 3.42 years.

NOTE 8 – SUBSEQUENT EVENT

Subsequent to February 28, 2018, the Company received a loan of CAD$10,000 from Mr. Jeffs. The loan bears interest at 6% per annum, is unsecured and payable on demand.

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

Update on Observational Clinical Study

During the nine-month period ended February 28, 2018, Hamilton Medical Research Group, under the guidance of Dr. Richard Tytus, the lead investigator of the clinical study (the “Clinical Study”), Cell MedX Corp. commissioned through Nutrasource Diagnostics Inc. (“Nutrasource”), has completed the Clinical Study and prepared a final clinical report which was submitted to Health Canada for final approval on January 19, 2018.

The objective of the Trial was to assess eBalance therapy as an adjunct treatment for diabetes and related complications in Type 1 and Type 2 diabetics over three months. The secondary endpoints of the Trial observed changes from baseline in the following;

-

Insulin sensitivity

-

Diabetic neuropathy

-

Diabetic foot pain and numbness

-

Wound healing

-

Blood pressure

-

Kidney function

-

Any other changes reported by patients

All 30 subjects (100%) taking part in the Trial followed through to completion. The treatment was considered safe for the purposes of the Trial. There were no significant treatment-related adverse events or negative abnormalities in routine hematology, biochemistry, vital signs or physical findings for the duration of the Trial.

The Trial resulted in several encouraging trends spanning a vast array of areas including HbA1c and secondary efficacy endpoints as noted above.

Diabetes

Type I diabetes is an auto-immune disorder which causes the pancreas to produce little or no insulin and leads to high blood glucose levels. Type II diabetes occurs as a result of decreased insulin effectiveness or production which also leads to high blood glucose levels. During the Trial, the effectiveness of the Company’s eBalance therapy as an adjunct treatment for diabetes and related complications in Type 1 and Type 2 diabetics was assessed over 3 months.

In non-diabetics, insulin rises sharply after a meal, attaches to a receptor on the surface of muscle tissue, allows glucose to rapidly enter and then dissipates. In Type 2 diabetic, insulin is less able to stimulate the entry of glucose into muscle tissue, leading to high blood glucose levels and sustained elevated levels of insulin.

When hemoglobin (“Hb”) in the red blood cells combines with glucose, it is referred to as “glycated hemoglobin” or “HbA1c”. The amount of glucose that combines with Hb is directly proportional to the total amount of sugar that is in the blood at that time. Measuring HbA1c can provide an estimate of average glucose levels over the 8 to 12 week life span of red blood cells.

The results of the Trial shows that after three months of eBalance treatments, average fasting blood glucose levels declined by 12.3% from 10.5 to 9.2 millimoles per litre. Plasma insulin declined by 46.7% from 168 to 78 picomoles per litre. These results indicate that, on average, the blood glucose uptake was increased and that less insulin was required to achieve that uptake. HbA1c levels declined by 0.16% from 8.36% to 8.20%. A longer double-blind, placebo controlled study may be conducted in the future to determine if the HbA1c levels would be further reduced over a period of time that is longer than the life span of red blood cells.

Blood pressure

After seven weeks of treatments, systolic pressure, the higher amount of pressure in the arteries during the contraction of the heart muscle, declined by 9.6% from 142 to 128 millimeters of mercury and stabilized at the lower level through to the end of the study. During the same period, diastolic pressure, the pressure in the arteries when the heart muscle is between beats, and which is usually represented by a lower number, declined by 10.4% from 78 to 70 millimeters of mercury and also remained at the lower level. The Company has been encouraged to undertake further studies on subjects with higher blood pressures to determine if a proportional effect is obtained.

Pain and numbness

Neuropathy is nerve damage that can occur with diabetes as a result of high blood glucose levels and high blood pressure. The damage most often affects the extremities and causes pain, tingling or numbness in the hands, arms, legs and feet. Only two subjects suffered from pain at the beginning of the Trial and both reported feeling either less pain or reduced coldness or numbness in their extremities. These findings support the Company’s in-house informal observation and testing results with a number of people who have used eBalance device. Future studies may recruit subjects who are experiencing pain and loss of feeling.

Kidney function (Nephropathy)

Nephropathy is damage caused to the small blood vessels in the kidneys by high blood glucose levels and high blood pressure that prevents them from functioning properly or even causes them to fail completely. When the blood vessels in the kidneys are injured, the kidneys cannot clean the blood properly. The body will retain more water and salt than it should, which can result in weight gain and edema. The decrease in eGFR (estimated glomerular filtration rate) observed in the Trial and a reduction in edema seen in our informal testing may warrant further investigation to assess the effect of eBalance treatments on kidney function in diabetics.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended February 28, 2018, and up to the date of the filing of this report:

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

On March 23, 2018, the Company’s board of directors appointed Dr. George Adams to the Board of Directors.

Dr. Adams brings to the Company a wealth of expertise in successfully developing and rolling out various medical devices to global markets. Dr. Adams is currently a Director and Chief Executive Officer of VentriPoint Diagnostics Ltd. (TSXV:VPT). Dr. Adams is a scientist and a serial entrepreneur with extensive public market experience. His previous positions include CEO of Amorfix Life Sciences (TSX:AMF), Chairman of Sernova Corp (TSXV:SVA) and President and CEO of the UT Innovations Foundation. Prior to this, Dr. Adams held research and executive positions with Boston Scientific Inc., Pfizer Inc., Corvita Canada Inc., University of Ottawa and Canadian Red Cross.

Dr. Adams has been instrumental in founding over 32 companies and has been a director of 10 venture capital funds, 10 start-up companies and two Centres of Excellence. Dr. Adams was awarded a World Economic Foundation Technology Pioneer for 2007 and TBI Company of the year in 2009. Dr. Adams has 124 scientific publications and is a reviewer for major scientific journals, federal granting agencies and Centres of Excellence.  Dr. Adams obtained his BASc and MASc from the University of Waterloo and his PhD in Blood and Cardiovascular Disease, from McMaster University.

We have not finalized the compensation package for Dr. Adams, however, the management anticipates the compensation will commensurate with that received by other directors, including participation in grants of stock options.

Units issued on conversion of deposits

On February 7, 2018, we agreed to convert the CAD$75,000 deposit we received on distribution contract into 240,000 units of our common stock at a price of $0.25 per unit consisting of one common share and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

Non-brokered Private Placement Financing

On March 19, 2018, the Company announced that the Company’s management arranged a non-brokered private placement offering (the “Offering”) set at a price of $0.10 per Unit for up to 10,000,000 Units for total gross proceeds of $1,000,000.

Each Unit sold under the Offering will consist of one common share and one share purchase warrant (the “Warrant”) priced at $0.25 which will expire on the second year anniversary of the date of issuance of the Warrant. Each Warrant can be exercised into one common share, subject to acceleration to 30 calendar days should common shares of the Company trade at $0.50 or greater for 10 consecutive trading days.

The Units will be issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

The Units to U.S. Persons will be issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act who qualify as “accredited investors” as that term is defined under Regulation D of the Act.

We are planning to use the proceeds from the Offering to fund our current business operations and to continue the ongoing development of a third generation of our eBalance Pro Device.

Results of Operations for the Three and Nine Months ended February 28, 2018 and 2017

Our operating results for the three- and nine-month periods ended February 28, 2018, and 2017, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Nine Months Ended
	February 28, 2018	February 28, 2017	Percentage Increase / (Decrease)	February 28, 2018	February 28, 2017	Percentage Increase / (Decrease)
Sales	$-	$516	(100.0)%	$-	$6,220	(100.0)%
Cost of goods sold	-	460	(100.0)%	-	4,051	(100.0)%
Gross margin	-	56	(100.0)%	-	2,169	(100.0)%
Operating expenses
Amortization	37,461	24,014	56.0%	115,018	60,535	90.0%
Consulting fees	64,483	73,263	(12.0)%	709,364	224,010	216.7%
General and administrative expenses	79,779	121,379	(34.3)%	167,840	216,842	(22.6)%
Research and development costs	111,171	52,782	110.6%	200,165	192,807	3.8%
Stock-based compensation	1,541	22,453	(93.1)%	108,472	100,656	7.8%
Total operating expenses	294,435	293,891	0.2%	1,300,859	794,850	63.7%
Accretion expense	-	8,906	(100)%	-	22,636	(100.0)%
Interest	1,376	1,836	(25.1)%	9,617	22,827	(57.9)%
Loss on settlement of debt	-	-	n/a	-	805,353	(100.0)%
Net loss	$(295,811)	$(304,577)	(2.9)%	$(1,310,476)	$(1,643,497)	(20.3)%

Revenues

We did not generate any revenue during the three- and nine-month periods ended February 28, 2018. Our revenue during the comparative periods ended February 28, 2017, consisted of sales of consumables for the spa industry. Due to the current concentration on the research and development of our eBalance Technology and devices based on this technology, as well as the divestiture of Avyonce Cosmedics Inc. (“Avyonce”), our former subsidiary, in Fiscal 2017, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three-month period ended February 28, 2018, our operating expenses increased by 0.2% from $293,891 incurred during the three months ended February 28, 2017, to $294,435 incurred during the three months ended February 28, 2018. The largest factor contributing to the operating expenses was associated with $111,171 we spent on the research and development of our third generation eBalance Pro Device, representing a 110.6% increase as compared to $52,782 we spent on the research and development during a three-month period ended February 28, 2017. The second largest expense item was associated with our general and administrative costs of $79,779, a 34.3% decrease as compared to $121,379 we spent on general and administrative fees during the three-month period ended February 28, 2017. Our consulting fees represented the third largest expense category for the three-month period ended February 28, 2018.

During the nine-month period ended February 28, 2018, our operating expenses increased by 63.7% from $794,850 incurred during the nine months ended February 28, 2017, to $1,300,859 incurred during the nine months ended February 28, 2018. The most significant changes were as follows:

•

During the nine-month period ended February 28, 2018, our consulting fees increased by $485,354, from $224,010 we incurred during the nine-month period ended February 28, 2017 to $709,364 we incurred during the nine months ended February 28, 2018. The increase was mainly associated with a fair market value of the options to acquire up to 1,750,000 shares of our common stock we granted to our consultants for business development services.

•

Our research and development fees for the nine-month period ended February 28, 2018, increased by $7,358, from $192,807 we incurred during the nine-month period ended February 28, 2017, to $200,165 we incurred during the nine months ended February 28, 2018. The higher research and development fees during the current period were associated with our development agreement with Western Robotics, whom we engaged to assist us with enhancement of our eBalance Pro Wellness device. We paid Western Robotics $97,010 (CAD$125,000), and agreed to pay further CAD$125,000 upon approval and completion of the third generation eBalance Pro Device.

•

Our stock-based compensation for the nine-month period ended February 28, 2018, increased by $7,816, from $100,656 we incurred during the nine months ended February 28, 2017, to $108,472 we incurred during the nine months ended February 28, 2018. The stock-based compensation included $89,556 (2017 - $Nil) in fair market value of the options to acquire up to 300,000 shares of our common stock we granted to Ms. Silina pursuant to the stock option agreement with her, and $18,916 (2017 - $89,056) in fair market value of the options to acquire up to 2,400,000 shares of our common stock we granted to Dr. Sanderson pursuant to his option agreement with us. The stock-based compensation for the nine-month period ended February 28, 2017, also included $11,600 in fair market value of the options to acquire up to 2,500,000 shares of our common stock we granted to Mr. McEnulty pursuant to the stock option agreement with him.

•

Our general and administrative fees for the nine-month period ended February 28, 2018, decreased by $49,002, or 22.6%, from $216,842 we incurred during the nine-month period ended February 28, 2017, to $167,840 we incurred during the nine months ended February 28, 2018. The largest factors that contributed to this change were associated with decreased corporate communication fees of $4,669 (2017 - $92,823), travel and entertainment expenses of $10,195 (2017 - $25,358), and professional fees of $10,176 (2017 - $16,926). These decreases were in part offset by increased management fees of $81,130 (2017 - $41,400), as a direct result of us appointing a new CEO and director, Mr. Owen, and by increased accounting and audit fees of $10,654 (2017 - $4,940). Our foreign exchange expense increased by 20,973 to $23,107, as compared to $2,134 we incurred during the nine-month period ended February 28, 2017.

•

During the nine-month period ended February 28, 2018, we recorded $115,018 in amortization on our equipment we use in observations and research and development. During the comparative period ended February 28, 2017, our amortization expense was $60,535. The increased amortization resulted from the change in the estimated useful life of the underlying equipment from three to two years.

Other Items

•

During the nine-month period ended February 28, 2018, we accrued $9,617 (2017 - $22,827) in interest associated with the outstanding notes payable. Of this interest, $4,456 (2017 - $6,186) was accrued on notes payable we issued to Mr. Jeffs, a major shareholder.

•

During the nine-month period ended February 28, 2017, we recorded $22,636 in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs. The term loan was fully accreted as at March 3, 2017, as such, we did not record any accretion expense during the nine-month period ended February 28, 2018.

•

During the nine-month period ended February 28, 2017, we recorded $805,353 in loss on settlement of debt when our debt holders chose to convert $1,006,691 owed to them into units of our common stock as part of the non-brokered private placement financing we closed on October 12, 2016 (the “Offering”). The loss resulted from the difference between the conversion price, being $0.15 per unit, and the fair market value of our common stock on the closing of the Offering, being $0.27 per share. We did not record any loss on settlement of debt associated with the debt restructure we finalized on October 12, 2017.

Liquidity and Capital Resources

Working Capital

	As at February 28, 2018	As at May 31, 2017	Percentage Change
Current assets	$84,127	$100,157	(16.0)%
Current liabilities	1,001,324	1,463,055	(31.6)%
Working capital deficit	$(917,197)	$(1,362,898)	(32.7)%

As of February 28, 2018, we had a cash balance of $24,048, a working capital deficit of $917,197 and cash flows used in operations of $418,664 for the period then ended. During the nine-month period ended February 28, 2018, we funded our operations with $370,000 we received from subscriptions to the units of our common stock, which we issued on October 12, 2017, $19,318 (CAD$25,000) we received from Mr. Jeffs, a major shareholder, and $6,000 we received from an unrelated party. See “Net Cash Provided By Financing Activities”.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended February 28, 2018. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Nine months ended February 28,
	2018	2017
Cash flows used in operating activities	$(418,664)	$(560,130)
Cash flows used in investing activities	-	(110,234)
Cash flows provided by financing activities	372,614	650,649
Effects of foreign currency exchange on cash	2,604	1,294
Net decrease in cash during the period	$(43,446)	$(18,421)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2018, was $418,664. This cash was primarily used to cover our cash operating expenses of $548,986, to increase our inventory by $6,037, work in progress recorded as part of inventory by $15,166, and current assets by $5,527. In addition, we used our cash to reduce our accrued liabilities by $74,200. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $95,224 and $76,440, and $59,588 in unearned revenue associated with a deposit we received on eBalance distribution contract, which we have converted to units of our common stock on February 7, 2018.

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

Non-cash transactions

During the nine-month period ended February 28, 2018, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$108,472 in stock-based compensation, of which $89,556 was associated with the fair value of the options to purchase up to 300,000 shares of our common stock we granted to Ms. Silina, our CFO, as compensation for her services; and $18,916 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson, our Chief Medical Officer;

•

$522,407 in fair value of option to acquire up to 1,750,000 shares our common stock we issued for consulting services;

•

$9,617 in interest we accrued on the outstanding notes payable. Of this interest, $4,456 was accrued on the notes payable we issued to Mr. Jeffs, a major shareholder;

•

$115,018 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology; and

•

$5,976 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

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

$60,535 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology; and

•

$2,244 increase in the loss on foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions

Net Cash Provided by Financing Activities

During the nine-month period ended February 28, 2018, we borrowed a total of $19,318 (CAD$25,000) from a major shareholder and $6,000 from an unrelated party. The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. In addition to the loans, we received $350,000 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2017. During the same period we repaid net of $22,704 in non-interest bearing advances with an unrelated party.

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

On February 7, 2018, we converted CAD$75,000 associated with a deposit on eBalance distribution contract we received in the first quarter of our Fiscal 2018 to units of our common stock at $0.25 per unit. The cash deposit we received was originally recorded as unearned revenue in net cash used in operating activities.

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

Net Cash Used in Investing Activities

We did not have any investing activities during the nine-month period ended February 28, 2018.

During the nine-month period ended February 28, 2017, we paid $110,234 for the equipment which is being used in our observational studies, and of this amount $96,217 (Euro 89,040) was associated with the manufacturing of our eBalance Pro second generation wellness devices.

Going Concern

The notes to our unaudited interim consolidated financial statements at February 28, 2018, disclose our uncertain ability to continue as a going concern. We are a development stage company with limited operations. To date we have been able to generate only minimal revenue from the operations of our former wholly owned subsidiary, Avyonce, which we divested in January 2017. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing.

We have accumulated a deficit of $5,814,519 since inception and increased financing will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 28, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a recently formed company and to date have generated only minimal revenues through sales of Spa equipment and services through our former wholly owned subsidiary, Avyonce, which we divested of in January of 2017. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven. We have yet to prove our eBalance Technology through clinical trials and we have yet to develop any products through which we would be able to start generating revenue. Financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance.  As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $5,814,519 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2018, we agreed to convert the CAD$75,000 deposit we received on distribution contract into 240,000 units of our common stock at a price of $0.25 per unit consisting of one common share and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year. The units were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.

Exhibit Number	Description of Document
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs. (19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina (20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp. (20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.
14.1	Code of Ethics (3)

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three- and nine-month periods ended February 28, 2018 and 2017 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at February 28, 2018 (unaudited), and May 31, 2017.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the three- and nine-month periods ended February 28, 2018 and 2017.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at February 28, 2018.
(3) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine-month Periods ended February 28, 2018 and 2017.

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

Cell MedX Corp.

Date: April 16, 2018	By:	/s/ Terrance Owen
Terrance Owen, PhD, MBA
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 16, 2018	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)