Form 10-K
period 2018-05-31
Cell MedX Corp.
filed 2018-09-13
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,151,172 based on average of closing bid and ask for Cell MedX Corp. shares on November 30, 2017.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 13, 2018
common stock - $0.001 par value	44,282,749

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2018, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia, in anticipation of increased business activity in Canada. As of the day of this Annual Report on Form 10-K the Subsidiary is engaged in manufacturing and further development of eBalance Technology.

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

The eBalance Technology is intended to expand the traditional healthcare model of managing diabetes, high blood pressure, Parkinson’s as well as some other pathological diseases, by enabling patients to manage their symptoms using a biosignal generating device that is simple to use, causes no discomfort, and can easily be incorporated into any lifestyle.

It is expected that the eBalance Technology will form the basis for a product line that will be available to aid in the management of diabetes mellitus (both Type 1 and Type 2), its complications, high blood pressure and some other pathologies, both as a professional clinic-based device and as a home use device.

A research and development plan adopted by the Company includes a series of investigations that allow to move the product from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the device(s) upon which a set of claims intended for FDA, Health Canada and European Medical CE approval through the rigorous Pre-Market Approval (PMA) process is being constructed. The clinical observational trial the Company finalized during its Fiscal 2018 (the “Clinical Study”), and future planned clinical trials (see “Clinical Trials”, below) will allow us to define the final marketing claims for our eBalance products, and will become the foundation for sales & marketing efforts in subsequent phases. The results of the Clinical Study and our in-house observations of the effects of the eBalance technology on human body, suggested that our claims should not only focus on overall diabetes management, reductions in average blood sugar (HbA1C) as well as other markers that denote the degree and quality of blood sugar control, but can also encompass pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease.

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

______________________

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

Expansion of Disease Focus

Given the size of the market for diabetes control and management, the current eBalance Technology has significant potential of success based solely on treating complications caused by diabetes. However, in order to capture a larger market share, the Company is looking into developing more specialized software / treatment options which will allow the Company to continue to grow its market share to allow to sustain the constant revenue streams. The Company anticipates that it will commence development of specialized software to target other ailments such as gout, hypertension, heart disease, neurological disorders, and depression, among others.  As at the date of this Annual Report on Form 10-K, the Company has not determined the timeframe for rolling out such expansion, however, based on the in-house observations of the effects of the eBalance Therapy on human body, as well as positive response from the Clinical Study subjects, we feel that additional stress on research and fine-tuning of our eBalance devices to treat pain and control blood pressure would become a near-term priority.

High blood pressure is the number one risk factor for stroke and a major risk factor for developing a heart disease. Pain is perhaps the number one reason people seek professional medical help and take medications; it is what tells the brain that something is wrong and is caused in part by insufficient electrical charge in cells. Since eBalance therapy helps restore electrical charges to cells it allows for the rapid reduction or elimination of pain from many sources.

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

During our Fiscal 2017, the Company, with the assistance of Nutrasource, secured the main research facility in Hamilton, Ontario, completed and submitted for review by the ethics board the investigational protocol as well as informed consent documentation.

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

In-patient phase of the Clinical Study was completed on July 24, 2017, and a final clinical report was submitted to Health Canada for final approval on January 19, 2018.

All 30 subjects (100%) taking part in the Clinical Study followed through to completion. The treatment was considered safe for the purposes of the Clinical Study. There were no significant treatment-related adverse events or negative abnormalities in routine hematology, biochemistry, vital signs or physical findings for the duration of the Clinical Study.

The Clinical Study resulted in several encouraging trends spanning a vast array of areas including HbA1c and secondary efficacy endpoints as noted above.

Diabetes

As mentioned above, the Clinical Study, tested the effectiveness of the eBalance therapy as an adjunct treatment for diabetes and related complications in Type 1 and Type 2 diabetics over three months. The results of the Clinical Study show that after three months of eBalance treatments, average fasting blood glucose levels declined by 12.3% from 10.5 to 9.2 millimoles per litre. Plasma insulin declined by 46.7% from 168 to 78 picomoles per litre. These results indicate that, on average, the blood glucose uptake was increased and that less insulin was required to achieve that uptake. HbA1c levels declined by 0.16% from 8.36% to 8.20%. A longer double-blind, placebo controlled study may be conducted in the future to determine if the HbA1c levels would be further reduced over a period of time that is longer than the life span of red blood cells.

Blood pressure

After seven weeks of treatments, systolic pressure, the higher amount of pressure in the arteries during the contraction of the heart muscle, declined by 9.6% from 142 to 128 millimeters of mercury and stabilized at the lower level through to the end of the Clinical Study. During the same period, diastolic pressure, the pressure in the arteries when the heart muscle is between beats, and which is usually represented by a lower number, declined by 10.4% from 78 to 70 millimeters of mercury and also remained at the lower level. The Company has been encouraged to undertake further studies on subjects with higher blood pressures to determine if a proportional effect is obtained.

Pain and numbness

Neuropathy is nerve damage that can occur with diabetes as a result of high blood glucose levels and high blood pressure. The damage most often affects the extremities and causes pain, tingling or numbness in the hands, arms, legs and feet. Only two subjects suffered from pain at the beginning of the Clinical Study and both reported feeling either less pain or reduced coldness or numbness in their extremities. These findings support the Company’s in-house informal observation and testing results with a number of people who have used eBalance device. Future studies may recruit subjects who are experiencing pain and loss of feeling.

Kidney function (Nephropathy)

Nephropathy is damage caused to the small blood vessels in the kidneys by high blood glucose levels and high blood pressure that prevents them from functioning properly or even causes them to fail completely. When the blood vessels in the kidneys are injured, the kidneys cannot clean the blood properly. The body will retain more water and salt than it should, which can result in weight gain and edema. The decrease in eGFR (estimated glomerular filtration rate) observed in the Clinical Study and a reduction in edema seen in our informal testing may warrant further investigation to assess the effect of eBalance treatments on kidney function in diabetics.

Product Development

On October 1, 2015, we entered into a development agreement with Mr. Claudio Tassi (the “Development Agreement”) for the development of the first eBalance Professional Series Device (the “Prototype”). Based on the Development Agreement we agreed to pay Bioformed Aestetic SL (“Bio4Med”), a company Mr. Tassi is a director of, $12,848 (EURO €12,000) and, upon successful completion of the development of the first eBalance Prototype, issue to Mr. Tassi 100,000 shares of our common stock. We received the first Prototype in November 2015.

On December 4, 2015, we executed a non-binding letter of intent (“LOI”) with Mr. Tassi and Bio4Med. The LOI contemplated that (i) we will enter into a technology development and license agreements with Mr. Tassi and Bio4Med to continue development of therapeutic devices based on the eBalance Technology; (ii) upon approval of the first Prototype, we will place an order for the production of 25 devices; and (iii) Mr. Tassi will provide his services for an initial term of four months commencing on December 4, 2015.

On December 15, 2015, as contemplated under the LOI, we ordered the first batch which consisted of 25 eBalance Pro devices with the same configuration as the original Prototype, which were manufactured in early 2016. These devices were designed as a stand-alone unit, controlled by proprietary software installed in an external computer specifically designed to be used with the eBalance device. Once internally tested, the devices were distributed to selected clinics and practitioners as well as used directly by the Company in our in-house observations to see the effects of the eBalance Therapy on the human body.

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

In early 2017 the management decided to discontinue negotiations with Bio4Med on technology development and license agreements, as contemplated under the LOI, and chose to move manufacturing of the eBalance devices to North America. The decision to move to Canada was the outcome of further research we had done on potential markets, tax implications of manufacturing the devices in Europe versus in Canada, cross border transfer pricing, availability of raw material and the control of the production processes.  As such, in the fourth quarter of our Fiscal 2017, we entered into a production agreement with an ISO 9001 certified manufacturing facility in Coquitlam, BC, and selected North American suppliers for sourcing essential components.

In August of 2017 we entered into negotiations with Brek Technologies Inc. (“Brek”), a privately held company, to acquire a microcurrent technology, which compliments the microcurrent technology developed by us for our eBalance Pro devices. The negotiations were finalized on September 6, 2018, by the execution of a intellectual property royalty agreement, whereby we agreed to acquire certain developments and improvements for our eBalance devices developed by Brek in exchange for a perpetual royalty of USD$350 or CAD$350, depending on the currency the revenue is generated in, for each device sold, distributed, or licensed whether through a distributor, sales representative or directly by the Company.

On October 16, 2017, we entered into a production development agreement (the “Development Agreement”) with Western Robotics Ltd. (“Western Robotics”) with an objective to enhance our eBalance Pro Wellness device based on the new findings that became evident as part of the Clinical Study and the Company’s ongoing in-house observations. The Company agreed to pay Western Robotics CAD$250,000 as non-refundable engineering fee.

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

As of the date of this Annual Report on Form 10-K we have specified several geographical zones, which we are planning to assign to certain distributors. On September 10, 2018, the Company entered into a non-binding letter of intent (the “LOI”) with Live Current Media, Inc. (“LIVC”), an arms-length party, for worldwide distribution rights to eBalance devices for home-based usage. Pursuant to the LOI, we agreed to enter into discussions with LIVC to arrive at the definitive agreement within a period of 90 days from the execution of the LOI. As consideration for the signing of the LOI, LIVC advanced us $250,000 as a one-time refundable deposit.

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

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

Our eBalance Technology is not patented. As of the date of the filing of this Annual Report on Form 10-K, we are in the process of determining the best possible options for securing the proprietary technology represented by the eBalance Technology.

To secure the use of the term “eBalance” during the year ended May 31, 2018 we applied for trademark protection in Canada, the Unites States, Europe and the UK.

On September 6, 2018, we entered into an IP Royalty Agreement with an IP Vendor. Pursuant to the IP Royalty Agreement the Company agreed to acquire certain additional developments and improvements for its eBalance devices that were developed by the IP Vendor in exchange for a perpetual royalty of USD$350 or CAD$350, depending on the currency the revenue is generated in, for each device sold, distributed or licensed whether through a distributor, sales representative or by the Company itself.

Also on September 6, 2018, we entered into a Royalty Agreement with Mr. Richard Jeffs, our former major shareholder. Pursuant to the Royalty Agreement, the Company agreed to pay Mr. Jeffs, in perpetuity, a 10% royalty on the revenue the Company receives from its distributors or end-users introduced to the Company by Mr. Jeffs.

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

We continue to further research our eBalance Technology and development products based on the technology.  In order to develop commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested. Planned products may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $6,050,841 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our business will fail.

We must obtain additional capital or our business will fail. In order to continue development of our eBalance Technology and to successfully complete observational and clinical trials, we must secure more funds. Currently, we have very limited resources and have already accumulated a deficit; aside from the refundable deposit we have received from Live Current Media Inc. as consideration for LOI, we have no immediate sources of financing. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on. We may also have to borrow large sums of money that require substantial capital and interest payments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 123 W. Nye Ln, Suite 446, Carson City, NV 89706. Our Subsidiary’s principle office is located at 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4. Other than these offices, we do not currently maintain any other facilities, and do not anticipate the need for maintaining other facilities at any time in the foreseeable future.

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

High & Low Bids
Period ended	High	Low
August 31, 2016	$0.25	$0.12
November 30, 2016	$0.27	$0.13
February 28, 2017	$0.331	$0.15
May 31, 2017	$0.44	$0.23
August 31, 2017	$0.32	$0.202
November 30, 2017	$0.30	$0.1712
February 28, 2018	$0.221	$0.1501
May 31, 2018	$0.125	$0.10

HOLDERS OF RECORD

As of September 10, 2018, we had approximately 48 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

RECENT SALES OF UNREGISTERED SECURITIES

During our fiscal year ended May 31, 2018, and up to the date of the filing of this Annual Report on Form 10-K we had the following unregistered sales of our equity securities:

•

On August 24, 2017, we granted options to purchase up to 300,000 common shares of the Company to our CFO and up to 1,750,000 common shares of the Company to our consultants. The options vested immediately and may be exercised at a price of $0.35 per share for a period of five years expiring on August 24, 2022.

The fair values of the options granted to the CFO and to consultants were calculated to be $89,556 and $522,407, respectively, and were determined using the Black-Scholes Option pricing model at the grant date.

The options were granted pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

•

On October 12, 2017, we closed our non-brokered private placement offering (the “Offering”) at a price of $0.25 per unit (each "Unit"), by issuing 1,480,000 Units for total gross proceeds of $370,000.

Each Unit sold under the Offering consisted of one common share and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

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

•

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2018	2017	(Decrease)
Sales	$-	$6,220	(100.0)%
Cost of goods sold	-	(4,051)	(100.0)%
Gross margin	-	2,169	(100.0)%

Operating expenses
Amortization	-	123,046	(100.0)%
Consulting fees	773,473	284,655	171.7%
General and administrative expenses	235,307	400,298	(41.2)%
Research and development costs	418,319	297,043	40.8%
Stock-based compensation	108,472	117,483	(7.7)%
Total operating expenses	1,535,571	1,222,525	25.6%
Other items
Accretion expense	-	(22,972)	(100.0)%
Gain on forgiveness of debt	-	22,944	(100.0)%
Interest	(11,227)	(29,062)	(61.4)%
Net loss	$(1,546,798)	$(1,249,446)	23.8%

Revenues

Our revenue during the years ended May 31, 2018 and 2017 was associated with the operations of our former wholly owned subsidiary, Avyonce Cosmedics Inc. (“Avyonce”), which we divested in January 2017. The revenue consisted of sales of spa equipment and consumable products. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, and to a small market share, we do not expect to have significant operating revenue in the near future.

Operating Expenses

During the year ended May 31, 2018, our operating expenses increased by 25.6% from $1,222,525 incurred during the year ended May 31, 2017, to $1,535,571 incurred during the year ended May 31, 2018. The most significant changes were as follows:

•

During the year ended May 31, 2018, our consulting fees increased by $488,818, from $284,655 we incurred during the year ended May 31, 2017 to $773,473 we incurred during the year ended May 31, 2018. The increase was mainly associated with a fair market value of the options to acquire up to 1,750,000 shares of our common stock we granted to our consultants for business development services.

•

Our research and development fees for the year ended May 31, 2018, increased by $121,276 from $297,043 we incurred during the year ended May 31, 2017, to $418,319 we incurred during the year ended May 31, 2018. The higher research and development fees during the current period were associated with our development agreement with Western Robotics, whom we engaged to assist us with enhancement of our eBalance Pro Wellness device. We paid Western Robotics $97,010 (CAD$125,000), and agreed to pay further CAD$125,000 upon approval and completion of the third generation eBalance Pro Device. In addition, we reclassified $151,448 in amortization fees charged on earlier eBalance prototype devices to research and development costs.

•

Our stock-based compensation for the year ended May 31, 2018, decreased by $9,011, from $117,483 we incurred during the year ended May 31, 2017, to $108,472 we incurred during the year ended May 31, 2018. The stock-based compensation included $89,556 (2017 - $Nil) in fair market value of the options to acquire up to 300,000 shares of our common stock we granted to Ms. Silina pursuant to the stock option agreement with her, and $18,916 (2017 - $105,883) in fair market value of the options to acquire up to 2,400,000 shares of our common stock we granted to Dr. Sanderson pursuant to his option agreement with us. The stock-based compensation for the year ended May 31, 2017, also included $11,600 in fair market value of the options to acquire up to 2,500,000 shares of our common stock we granted to Mr. McEnulty pursuant to the stock option agreement with him.

•

Our general and administrative fees for the year ended May 31, 2018, decreased by $164,991, or 41.2%, from $400,298 we incurred during the year ended May 31, 2017, to $235,307 we incurred during the year ended May 31, 2018. The largest factors that contributed to this change were associated with decreased corporate communication fees of $5,654 (2017 - $218,341), travel and entertainment expenses of $8,766 (2017 - $31,658), professional fees of $11,062 (2017 - $20,737), and office expenses of $8,869 (2017 - $15,938). These decreases were in part offset by increased management fees of $120,658 (2017 - $55,200), as a direct result of us appointing a new CEO and director, Mr. Owen, who resigned from all his positions with the Company effective April 30, 2018, and by increased accounting and audit fees of $31,149 (2017 - $29,940). Our foreign exchange expense increased by $22,449 to $20,720, as compared to $1,729 loss we incurred during the year ended May 31, 2017.

•

During the year ended May 31, 2017, we recorded $123,046 in amortization on our equipment we use in observations and research and development. During the year ended May 31, 2018, we reclassified $151,448 in amortization expense to research and development fees.

Other Items

•

During the year ended May 31, 2018, we accrued $11,227 (2017 - $29,062) in interest associated with the outstanding notes payable. Of this interest, $5,973 (2017 - $7,919) was accrued on notes payable we issued to Mr. Jeffs, a former major shareholder.

•

During the year ended May 31, 2017, we recorded $22,972 in accretion expense which resulted from the difference between the 6% stated interest rate and the 77.51% implied interest rate we used to determine the fair value of the proceeds we received pursuant to the $50,000 term loan with Mr. Jeffs. The term loan was fully accreted as at March 3, 2017, as such, we did not record any accretion expense during the year ended May 31, 2018.

•

During the year ended May 31, 2017, we recorded $22,944 as gain on forgiveness of debt with Rizalina Raneses, the former officer and a former major shareholder of the Company.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Increase /
	2018	2017	(Decrease)
Current assets	$45,259	$100,157	(54.8)%
Current liabilities	1,118,677	1,463,055	(23.5)%
Working capital deficit	$(1,073,418)	$(1,362,898)	(21.2)%

As of May 31, 2018, we had a cash balance of $8,200, a working capital deficit of $1,073,418 and cash flows used in operations of $449,427 for the year then ended. During the year ended May 31, 2018, we funded our operations with $370,000 we received from subscriptions to the units of our common stock, which we issued on October 12, 2017, $34,840 (CAD$45,000) we received from Mr. Jeffs, a former major shareholder, and $6,000 we received from an unrelated party. See “Net Cash Provided By Financing Activities”.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended May 31, 2018.  The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our remaining notes payable.  There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2018	2017
Cash flows used in operating activities	$(449,427)	$(754,059)
Cash flows used in investing activities	-	(110,234)
Cash flows provided by financing activities	388,136	904,226
Effects of foreign currency exchange on cash	1,997	-
Net increase (decrease) in cash during the period	$(59,294)	$39,933

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2018, was $449,427. This cash was primarily used to cover our cash operating expenses of $700,132, to increase our inventory by $6,016, and current assets by $1,407. In addition, we used our cash to reduce our accrued liabilities by $59,600. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $146,316 and $111,824, and $59,588 in unearned revenue associated with a deposit we received on eBalance distribution contract, which we have converted to units of our common stock on February 7, 2018.

Net cash used in operating activities during the year ended May 31, 2017, was $754,059. This cash was primarily used to cover our cash operating expenses of $985,625 and to increase our inventory by $4,318. These uses of cash were offset by decrease in our other current assets of $9,486, and by increases in our accounts payable and accrued liabilities of $85,303 and $42,675, respectively. In addition, we recorded $51,259 in unearned revenue associated with the deposits we received on the eBalance Pro Wellness devices, and $47,161 increase in amounts due to related parties.

Non-cash transactions

During the year ended May 31, 2018, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

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

•

$197,263 in research and development fees associated with the cost of the prototype eBalance devices we expensed during the year ended May 31, 2018, as we did not foresee any future economic benefit from these devices, which were originally capitalized and amortized over a two-year period.

•

$11,227 in interest we accrued on the outstanding notes payable. Of this interest, $5,973 was accrued on the notes payable we issued to Mr. Jeffs, a former major shareholder. We also recorded $776 (2017 - $Nil) in financing fees associated with notes payable we issued to Mr. Jeffs.

•

$6,521 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

During the year ended May 31, 2017, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$117,483 in stock-based compensation, of which $105,883 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson as compensation for his appointment as our Chief Medical Officer; and $11,600 was associated with the fair value of the options to purchase up to 2,500,000 shares of our common stock we granted to Mr. Frank McEnulty, our CEO and former President;

•

$29,062 in interest we accrued on the outstanding notes payable. Of this interest, $7,919 was accrued on the notes payable we issued to Mr. Jeffs, our former major shareholder;

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

Net Cash Provided by Financing Activities

During the year ended May 31, 2018, we borrowed a total of $34,840 (CAD$45,000) from a former major shareholder and $6,000 from an unrelated party. The loans are unsecured and payable on demand. The loan for a total of CAD$25,000 we received from Mr. Jeffs bears interest at 6% per annum, compounded monthly. The remaining CAD$20,000 we received from Mr. Jeffs, as part of the loan agreements with him, bear interest at 12% per annum, compounded monthly, and were subject to financing fees totaling $776 (CAD$1,000). In addition to the loans, we received $350,000 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2017. During the same period we repaid net of $22,704 in non-interest bearing advances with an unrelated party.

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

On February 8, 2017, we converted CAD$75,000 associated with a deposit on eBalance distribution contract we received in the first quarter of our Fiscal 2018 to units of our common stock at $0.25 per unit. The cash deposit we received was originally recorded as unearned revenue in net cash used in operating activities.

During the year ended May 31, 2017, we borrowed a total of $375,000 and $33,696 (CAD$45,000) from unrelated parties and $104,129 (CAD$136,500) from our former major shareholder. These loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. In addition to the loans, we received $33,901 in non-interest bearing advances from an unrelated party. During the same period we received $357,500 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2016.

Net Cash Used in Investing Activities

We did not have any investing activities during the year ended May 31, 2018.

During the year ended May 31, 2017, we paid $110,234 for the equipment which is being used in our observational studies and further research and development of our eBalance Technology, of this amount $96,217(Euro 89,040) was associated with the manufacturing of our second generation eBalance Pro wellness devices.

Going Concern

The notes to our audited consolidated financial statements at May 31, 2018, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance devices.

We have accumulated a deficit of $6,050,841 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Principals of consolidation

The consolidated financial statements include the accounts of Cell MedX Corp. and our Subsidiary. On consolidation we eliminate all intercompany balances and transactions.

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

The functional currency of our Subsidiary is the Canadian dollar. On consolidation, the Subsidiary translates the assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. As of the date of this Annual Report on Form 10-K we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Accounts receivable

Receivables represent valid claims against debtors for services provided or goods sold on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At May 31, 2018 and 2017, our allowance for doubtful accounts was $Nil.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over 2 years.

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

Concentration of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable and prepaid expenses.

At May 31, 2018, we had $8,200 in cash on deposit with a large chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Cell MedX Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. (the "Company") as of May 31, 2018 and 2017, the related consolidated statements of operations, stockholders' deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015.

Vancouver, Canada

September 13, 2018

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2018	May 31, 2017

ASSETS

Current assets
Cash	$8,200	$67,494
Inventory	10,793	8,161
Other current assets	26,266	24,502
Total current assets	45,259	100,157

Equipment	-	193,571
Total assets	$45,259	$293,728

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$594,716	$447,600
Accrued liabilities	20,600	80,200
Due to related parties	334,317	342,847
Notes and advances payable	117,459	541,298
Unearned revenue	51,585	51,110
Total liabilities	1,118,677	1,463,055

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 44,282,749 and 40,244,605 shares issued and outstanding at May 31, 2018 and 2017, respectively	44,283	40,245
Additional paid-in capital	4,916,201	3,294,224
Reserves	14,400	-
Accumulated deficit	(6,050,841)	(4,504,043)
Accumulated other comprehensive income	2,539	247
Total stockholders' deficit	(1,073,418)	(1,169,327)
Total liabilities and stockholders' deficit	$45,259	$293,728

The accompanying notes are an integral part of these audited consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2018	2017

Revenue
Sales	$-	$6,220
Cost of goods sold	-	4,051
Gross margin	-	2,169

Operating expenses
Amortization	-	123,046
Consulting fees	773,473	284,655
General and administrative expenses	235,307	400,298
Research and development costs	418,319	297,043
Stock-based compensation	108,472	117,483
Total operating expenses	1,535,571	1,222,525

Other items
Accretion expense	-	(22,972)
Gain on forgiveness of debt	-	22,944
Interest	(11,227)	(29,062)
Net loss	(1,546,798)	(1,249,446)

Unrealized foreign exchange translation loss	2,292	(1,300)
Comprehensive loss	$(1,544,506)	$(1,250,746)

Net loss per common share
Basic and diluted	$(0.04)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	42,310,992	36,859,737

The accompanying notes are an integral part of these audited consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

			Obligation	Additional			Accumulated Other
	Common Stock		to Issue	Paid-in		Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Reserves	Accumulated	Income	Total

Balance - May 31, 2016	31,000,000	$31,000	$75,000	$1,734,498	$-	$(3,254,597)	$1,547	$(1,412,552)

Stock-based compensation	-	-	-	117,483	-	-	-	117,483
Shares issued for cash	2,383,333	2,383	-	355,117	-	-	-	357,500
Shares issued for debt	6,711,272	6,712	-	194,626	-	-	-	201,338
Loss on debt settlement	-	-	-	805,353	-	-	-	805,353
Issuance of shares subscribed	150,000	150	(75,000)	74,850	-	-	-	-
Gain on divesting of subsidiary	-	-	-	12,297	-	-	-	12,297
Net loss for the year ended May 31, 2017	-	-	-	-	-	(1,249,446)	-	(1,249,446)
Translation to reporting currency	-	-	-	-	-	-	(1,300)	(1,300)

Balance - May 31, 2017	40,244,605	40,245	-	3,294,224	-	(4,504,043)	247	(1,169,327)

Stock-based compensation	-	-	-	108,472	-	-	-	108,472
Options issued for consulting fees	-	-	-	522,407	-	-	-	522,407
Shares issued for cash	1,480,000	1,480	-	368,520	-	-	-	370,000
Shares issued for debt	2,318,144	2,318	-	577,218	-	-	-	579,536
Units issued on conversion of deposits	240,000	240	-	45,360	14,400	-	-	60,000
Net loss for the year ended May 31, 2018	-	-	-	-	-	(1,546,798)	-	(1,546,798)
Translation to reporting currency	-	-	-	-	-	-	2,292	2,292

Balance - May 31, 2018	44,282,749	$44,283	$-	$4,916,201	$14,400	$(6,050,841)	$2,539	$(1,073,418)

The accompanying notes are an integral part of these audited consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2018	2017

Cash flows used in operating activities:
Net loss	$(1,546,798)	$(1,249,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	22,972
Accrued interest on notes payable	11,227	29,062
Amortization	-	123,046
Consulting fees - non-cash	522,407	-
Financing fees - non-cash	776	-
Gain on forgiveness of debt	-	(22,944)
Unrealized foreign exchange	6,521	(5,798)
Research and development	197,263	-
Stock-based compensation	108,472	117,483
Changes in operating assets and liabilities:
Inventory	(6,016)	(4,318)
Other current assets	(1,407)	9,486
Accounts payable	146,316	85,303
Accrued liabilities	(59,600)	42,675
Unearned revenue	59,588	51,259
Due to related parties	111,824	47,161
Net cash flows used in operating activities	(449,427)	(754,059)

Cash flows used in investing activities:
Acquisition of equipment	-	(110,234)
Net cash used in investing activities	-	(110,234)

Cash flows provided by financing activities:
Advances (repaid) payable	(22,704)	33,901
Proceeds from notes payable	40,840	512,825
Proceeds from subscription to shares	370,000	357,500
Net cash provided by financing activities	388,136	904,226

Effects of foreign currency exchange on cash	1,997	-
Increase (decrease) in cash	(59,294)	39,933
Cash, beginning	67,494	27,561
Cash, ending	$8,200	$67,494

Non-cash financing transactions:
Settlement of debt with shares	$579,536	$-
Units issued on conversion of deposits	$60,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2018

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2018, the Company has not achieved profitable operations and has accumulated a deficit of $6,050,841. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Cell MedX Canada. On consolidation, all intercompany balances and transactions are eliminated.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no net effect on the consolidated results of operations or financial position for any period presented.

Accounting estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, fair value of financial instruments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The functional currency of Cell MedX Canada is the Canadian dollar. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income/loss. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over two years. At May 31, 2018, the Company expensed the equipment as part of its research and development costs as future economic benefit of the equipment could not be readily determined.

Fair value measurements

The book value of cash, other current assets, accounts payable, accrued liabilities, notes and advances payable, due to related parties, and unearned revenue approximate their fair values due to the short term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 -

quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -

observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices  for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are  observable or whose significant value drivers are observable; and

Level 3 -

assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2018 and 2017.

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

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 8) at May 31, 2018 and 2017:

	May 31, 2018	May 31, 2017
Due to the former Chief Executive Officer (“CEO”) and director(2)	$54,275	$--
Due to a director and former CEO and President (Notes 8 and 9)	32,400	109,453
Due to the Chief Financial Officer (“CFO”)	20,790	9,777
Due to the Vice President (“VP”), Technology and Operations	59,035	55,781
Due to the former Chief Medical Officer	81,059	81,059
Due to the former VP, Corporate Strategy	86,758	86,777
Due to related parties	$334,317	$342,847

These amounts are unsecured, due on demand and bear no interest.

During the years ended May 31, 2018 and 2017, the Company had the following transactions with related parties:

	May 31, 2018	May 31, 2017
Management fees incurred to the former CEO and director(2)	$65,458	$--
Management fees incurred to a director and former CEO and President	43,200	43,200
Stock-based compensation incurred to the director and the former CEO and President	--	11,600
Management fees incurred to the CFO	12,000	12,000
Stock-based compensation incurred to the CFO (Note 9)	89,556	--
Consulting fees incurred to the former VP, Corporate Strategy(1)	--	32,649
Consulting fees incurred to the VP, Technology and Operations(1)	47,067	47,614
Stock-based compensation incurred to the Chief Medical Officer	18,916	105,883
Accrued interest expense incurred to a former significant shareholder (Note 8)	5,973	7,919
Accretion expense associated with a loan agreement entered into with a former significant shareholder (Note 8)	--	22,972
Total transactions with related parties	$282,170	$283,837

(1)

On September 26, 2016, the Company entered into a letter agreement (the “Letter Agreement”) with Jean Arnett, the former VP of Corporate Strategy and a director, and Brad Hargreaves, the VP of Technology and Operations and a director, to cancel the unvested portion of the options granted to Ms. Arnett and Mr. Hargreaves by the Company (Note 9). In addition, the Company renegotiated its consulting arrangements with Ms. Arnett and Mr. Hargreaves. Based on the Letter Agreement, the Company has agreed to pay each of Ms. Arnett and Mr. Hargreaves CAD$5,000 per month, beginning effective August 1, 2016, for duration of six months.

On January 23, 2017, Ms. Jean Arnett resigned as the VP of Corporate Development and as a director of the Company.

The Company continues to pay Mr. Hargreaves CAD$5,000 per month for his consulting services which can be cancelled at any time.

(2)

On May 3, 2018, the Company entered into an agreement with Dr. Owen, its former CEO and a director, to extinguish the debt to Dr. Owen, in the amount of CAD$69,998. Pursuant to the agreement, the Company agreed to the following:

(i)

if the payment is made no later than May 17, 2018, a one-time cash payment of CAD$35,000 and a conversion of up to CAD$10,000 owed to Dr. Owen into common stock of the Company at then current private placement price; or

(ii)

if the payment cannot be made prior to May 17, 2018, the series of 12 monthly payments of CAD$5,833.17 each, and a conversion of up to CAD$15,000 owed to Dr. Owen into common stock of the Company at then current private placement price.

NOTE 4 - EQUIPMENT

During the year ended May 31, 2017, the Company received 20 eBalance Pro wellness devices.  The Company paid the developer $96,217 (€89,040) for the devices. At May 31, 2018, the Company expensed the full cost of the equipment as part of its research and development costs.

	May 31, 2018	May 31, 2017
Book value, beginning of the year	$193,571	$207,083
Changes during the year	(193,571)	109,534
Amortization	--	(123,046)
Book value, end of the year	$--	$193,571

NOTE 5 - INVENTORY

As at May 31, 2018, the inventory consisted of supplies held for resale valued at $10,793 (May 31, 2017 - $4,683) and work in progress valued at $Nil (May 31, 2017 - $3,478).

NOTE 6 - OTHER CURRENT ASSETS

As at May 31, 2018, other current assets consisted of $23,915 in prepaid expenses (May 31, 2017 - $19,743) and $2,351 in receivables associated with GST the Company paid on the taxable supplies (May 31, 2017 - $4,759).

NOTE 7 - UNEARNED REVENUE

During the year ended May 31, 2018, the Company received a $59,588 (CAD$75,000) deposit on a distribution contract.

During the year ended May 31, 2017, the Company received $40,000 and $11,259 (CAD$15,000) in deposits on its eBalance Pro devices.

On February 7, 2018, the Company agreed to convert the CAD$75,000 deposit it received during the year ended May 31, 2018, into 240,000 units at a price of $0.25 per unit. Each unit consisted of one common share and one share purchase warrant exercisable for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

As at May 31, 2018, the Company had recorded a total of $51,585 (2017 - $51,110) in unearned revenue comprised of the deposits on the eBalance Pro devices the Company received during the Fiscal 2017.

NOTE 8 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at May 31, 2018 and 2017:

As at May 31, 2018
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$6,000	6%	Non-convertible	$225	$6,225
95,570	6%-12%	Related party	4,066	99,636
11,598	0%	Advances	--	11,598
$113,168			$4,291	$117,459

As at May 31, 2017
Principal Outstanding	Interest Rate per Annum		Accrued Interest / Accretion	Total Book Value
$382,484	6%	Non-convertible	$6,727	$389,211
61,748	6%	Related party	2,241	63,989
50,000	6%	Term Loan - related party	3,775	53,775
34,324	0%	Advances	--	34,324
$528,556			$12,743	$541,299

Loan agreements

During the year ended May 31, 2018, the Company entered into a number of loan agreements with Mr. Richard Jeffs (“Mr. Jeffs”), a former major shareholder, for a total of $34,840 (CAD$45,000) (May 31, 2017 - $104,209). The CAD$25,000 received on July 12, 2017, bears interest at 6% per annum, is unsecured and is payable on demand. The two loans for a total of CAD$20,000 (CAD$10,000, each) received on April 5, 2018 and May 9, 2018, bear interest at 12% per annum, are unsecured and are payable on demand (the “2018 Jeffs Loans”). To secure the 2018 Jeffs Loans, the Company agreed to the financing fees of CAD$500 per each 2018 Jeffs Loan. The financing fees bear interest at 12% per annum from the day the funds were advanced. The financing fees become payable concurrently with a demand to repay the 2018 Jeffs Loans.

During the year ended May 31, 2018, the Company entered into a loan agreement for $6,000 (2017 - $408,696) with an arms-length party. The loan bears interest at 6% per annum, is unsecured and payable on demand.

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

On September 15, 2017, the Company received a notice from Mr. Jeffs informing the Company of the assignment of rights to the Term Loan and interest accrued thereon to two unaffiliated parties. The assignees notified the Company of their intention to convert the debt acquired by them from Mr. Jeffs into the shares of the Company’s common stock as part of the debt restructuring, which was completed on October 12, 2017 (Note 9).

Debt settlement

On October 12, 2017, the Company completed its debt restructuring, by issuing a total of 1,837,128 shares on conversion of $459,282 in debt owed under the notes payable (Notes 3 and 9).

On October 12, 2016, as part of its non-brokered private placement offering (the “2017 Offering”), the Company settled a total of $1,006,691 owed under the notes payable (the “Debt”), which consisted of $949,001 in principal and $57,690 in accrued interest. The Debt was converted to 6,711,272 units of the Company’s common stock at $0.15 per unit (Note 9).

Advances payable

During the year ended May 31, 2018, the Company repaid $22,704 (net of $9,936 advanced during the period) in non-interest bearing advances. These advances were unsecured and payable on demand. As at May 31, 2018, a total of $11,598 was due and payable on account of non-interest bearing advances (2017 - $34,323).

Interest expense

During the year ended May 31, 2018, the Company recorded $11,227 (2017 - $29,062) in interest expense associated with its liabilities under the notes payable. Of this amount $741 (2017 - $775) was associated with interest recorded on the Term Loan with Mr. Jeffs and $5,232 (2017 - $7,144) with demand notes payable issued to Mr. Jeffs.

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

On October 12, 2016, the Company closed its non-brokered private placement offering (the “2017 Offering”) at a price of $0.15 per unit, by issuing 2,383,333 units for cash proceeds of $357,500 and 6,711,272 units to the holders of the Company’s notes payable (Note 8) for debt settlement of $1,006,691. Each unit sold under the 2017 Offering consisted of one common share of the Company and one share purchase warrant expiring on October 12, 2021, and entitling the holder to purchase one additional common share for a period of five years after closing at an exercise price of $0.50 per share if exercised during the first year, $0.75 per share if exercised during the second year, $1.00 per share if exercised during the third year, $1.25 per share if exercised during the fourth year, and at $1.50 per share if exercised during the fifth year.

On October 12, 2017, the Company closed its non-brokered private placement offering (the “2018 Offering”) at a price of $0.25 per Unit, by issuing 1,480,000 Units for total gross proceeds of $370,000. Each Unit sold under the 2018 Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years after closing at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

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

The fair values of the options granted to the CFO and to the consultants were calculated to be $89,556 and $522,407, respectively, and were determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At August 24, 2017
Expected Life of Options	5 years
Risk-Free Interest Rate	1.78%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	187%

The changes in the number of stock options outstanding during the years ended May 31, 2018 and 2017 are as follows:

	Year ended May 31, 2018			Year ended May 31, 2017
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	7,550,000		$0.35	25,050,000	$0.14
Options granted	2,050,000		$0.35	--	n/a
Options expired	(150,000)		$0.20	--	n/a
Options cancelled	--	$	n/a	(17,500,000)	$0.05
Options outstanding, ending	9,450,000		$0.35	7,550,000	$0.35
Options exercisable, ending	9,450,000		$0.35	6,950,000	$0.32

Details of options outstanding and exercisable as at May 31, 2018, are as follows:

Exercise price	Grant date	Number of options outstanding and exercisable
$0.05	November 25, 2014	2,500,000
$0.67	January 13, 2015	2,400,000
$0.35	August 5, 2015	2,500,000
$0.35	August 24, 2017	2,050,000
		9,450,000

At May 31, 2018, the weighted average remaining contractual life of the stock options outstanding and exercisable was 3.02 years.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2018 and 2017 are as follows:

	Year ended May 31, 2018	Year ended May 31, 2017
Warrants outstanding, beginning	11,094,605	2,000,000
Warrants issued	1,720,000	9,094,605
Warrants outstanding, ending	12,814,605	11,094,605

Details of warrants outstanding as at May 31, 2018, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.40 during the period from March 3, 2018 to March 3, 2019 $0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000
$0.75 up to October 12, 2018 $1.00 during the period from October 12, 2018 to October 12, 2019 $1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605
$0.50 up to October 12, 2018 $1.00 during the period from October 12, 2018 to October 12, 2019 $1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000
$0.50 up to February 7, 2019 $1.00 during the period from February 7, 2019 to February 7, 2020 $1.50 during the period from February 7, 2020 to February 7, 2021	February 7, 2018	240,000
		12,814,605

At May 31, 2018, the weighted average life and price of the warrants was 3.17 years and $0.66, respectively.

NOTE 10 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2018	May 31, 2017
Net loss	$(1,546,798)	$(1,249,446)
Statutory tax rate	21%	34%
Expected income tax recovery	(333,000)	(423,000)
Permanent differences and other	549,000	40,000
Effect of foreign exchange	--	(1,000)
Change in valuation allowance	(216,000)	384,000
Income tax recovery	$--	$--

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2018	May 31, 2017
Deferred income tax assets (liabilities)
Losses carried forward	$799,000	$1,035,000
Equipment	71,000	50,000
Less: Valuation allowance	(870,000)	(1,085,000)
Net deferred income tax assets	$--	$--

At May 31, 2018 and 2017, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

As at May 31, 2018, the Company had net operating loss carry forwards in the United States of approximately $3,603,000 to reduce future federal and state taxable income. These losses may be carried forward indefinitely.

As at May 31, 2018, the Company also had non-capital loss carry forwards of approximately $166,000 to reduce future Canadian taxable income. These losses expire in 2037 and 2038.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 11 - SUBSEQUENT EVENTS

Loan Agreements

Subsequent to the year ended May 31, 2018, the Company received $15,338 (CAD$20,000) under loan agreements with Mr. Jeffs. The loans bear interest at 12% per annum, are unsecured, non-convertible and payable on demand. To secure the loans, the Company agreed to the financing fees of CAD$500 per each loan. The financing fees bear interest at 12% per annum from the day the funds were advanced. The financing fees become payable concurrently with a demand to repay the loans.

Letter of Intent for Worldwide Distribution Rights

Subsequent to the year ended May 31, 2018, the Company entered into a non-binding letter of intent (the “LOI”) with an arms-length party (the “Distributor”) for worldwide distribution rights to eBalance devices for home-based usage. Pursuant to the LOI, the Company and the Distributor have entered into negotiations aimed at obtaining a definitive agreement within a 90-day period. As consideration for the signing of the LOI, the Distributor agreed to advance to the Company $250,000 as a one-time refundable deposit, which the Company will be required to pay back should the LOI expire without execution of the definite agreement.

Royalty Agreements

Subsequent to the year ended May 31, 2018, the Company entered into an intellectual property royalty agreement (the “IP Royalty Agreement”) with and arms-length party (the “IP Vendor”). Pursuant to the IP Royalty Agreement the Company agreed to acquire certain additional developments and improvements for its eBalance devices that were developed by the IP Vendor in exchange for a perpetual royalty of USD$350 or CAD$350, depending on the currency the revenue is generated in, for each device sold, distributed or licensed whether through a distributor, sales representative or by the Company itself.

Subsequent to the year ended May 31, 2018, the Company entered into a royalty agreement (the “Royalty Agreement”) with a third party. Pursuant to the Royalty Agreement, the Company agreed to pay the third party, in perpetuity, a 10% royalty on the revenue the Company receives from its distributors or end-users introduced to the Company by the Vendor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

Our management team is listed below:

Name	Age	Positions
Frank McEnulty	61	Chief Executive Officer, Director, and former President
Yanika Silina	40	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Bradley Hargreaves	59	Vice President, Technology and Operations and Director
George Adams	67	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors:

Mr. McEnulty has served as a director of our Company since March 6, 2014, and as our Chief Executive Officer and President from March 6, 2014 until December 1, 2017. Mr. McEnulty was reappointed our CEO on September 12, 2018. Prior to closing our acquisition of the eBalance Technology, on November 25, 2015, Mr. McEnulty also served as our Chief Financial Officer, Treasurer and Secretary. Mr. McEnulty is an experienced executive with an extensive background in finance and accounting. In addition to his entrepreneurial activities, Mr. McEnulty teaches Finance and Management at California State University, Long Beach. Since 1996, Mr. McEnulty has been the President and CEO of Meghan Matthews, Inc., a private investment company. Since 2004, Mr. McEnulty has also been a member of the board and compensation committee for Ojai Oil Company. Ojai Oil Company currently trades on the OTC Pink marketplace. Since September 2014 until January 2015 Mr. McEnulty has been the director of Madison Technologies, Inc. From 1989 through 1995, Mr. McEnulty was the Chief Operating Officer and Vice President of Finance for Tri-Five Property Management, a foreign owned real estate investment company. Mr. McEnulty received a Masters of Business Administration from the University of Southern California and a Bachelor of Science from California State University, Long Beach.

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014, and as director since September 26, 2016. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO of Lifestyle Delivery Systems Inc. (CSE: LDS), and a director of Kesselrun Resources Ltd., a reporting issuer listed on the TSX Venture Exchange (TSX.V: KES). Ms. Silina has previously held various management positions with other public companies listed on OTC Link alternative trading system and Canadian Securities Exchange.

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

Dr. Adams has served as a director of our Company since March 23, 2018. Dr. Adams brings with him a wealth of expertise in successfully developing and bringing medical devices to global markets. Dr. Adams is currently a Director and Chief Executive Officer of VentriPoint Diagnostics Ltd. (TSXV:VPT). Dr. Adams is a scientist and a serial entrepreneur with extensive public market experience. His previous positions include CEO of Amorfix Life Sciences (TSX:AMF), Chairman of Sernova Corp (TSXV:SVA) and President and CEO of the UT Innovations Foundation. Prior to this, Dr. Adams held research and executive positions with Boston Scientific Inc., Pfizer Inc., Corvita Canada Inc., University of Ottawa and Canadian Red Cross. Dr. Adams has been instrumental in founding over 32 companies who have raised $120 million and has been a Director of 10 venture capital funds, 10 start-up companies and two Centres of Excellence. Dr. Adams was awarded a World Economic Foundation Technology Pioneer for 2007 and TBI Company of the year in 2009. Dr. Adams has 124 scientific publications and is a reviewer for major scientific journals, federal granting agencies and Centres of Excellence.  Dr. Adams obtained his BASc and MASc from the University of Waterloo and his PhD in Blood and Cardiovascular Disease, from McMaster University.

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

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Richard Jeffs, Former major shareholder	1(1)	1	nil
George Adams, Director	1(2)	nil	1

(1)

Mr. Jeffs was late filing a report on Form 4 reflecting open market transaction that took place on August 3, 2017.

(2)

Dr. Adams was appointed as our director on March 23, 2018.  Dr. Adams has not filed his Form 3 reflecting his status as a director of Cell MedX Corp.

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

As of May 31, 2018, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

Audit Committee Financial Expert

Frank McEnulty, our Chief Executive Officer and a member of our Board of Directors qualifies as an “audit committee financial expert”, as defined by Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Notwithstanding the fact that Mr. McEnulty is not an independent director, we believe that his experience in analyzing and evaluating financial statements, as well as his prior experience being on the board of directors of other public companies will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Frank McEnulty CEO and former President	2018	43,200(1)	Nil	Nil	Nil	Nil	Nil	Nil	43,200
	2017	43,200(1)	Nil	Nil	11,600(2)	Nil	Nil	Nil	54,800

Yanika Silina CFO	2018	12,000(1)	Nil	Nil	89,556(3)	Nil	Nil	Nil	101,556
	2017	12,000(1)	Nil	Nil	Nil	Nil	Nil	Nil	12,000

Terrance Owen Former CEO and President	2018	65,458(4)	Nil	Nil	Nil	Nil	Nil	Nil	65,458
	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Dr. John Sanderson Former Chief Medical Officer	2018	Nil	Nil	Nil	18,916(5)	Nil	Nil	Nil	18,916
	2017	Nil	Nil	Nil	105,883	Nil	Nil	Nil	105,883

Bradley Hargreaves Vice President, Technology and Operations	2018	47,067(6)	Nil	Nil	Nil	Nil	Nil	Nil	47,067
	2017	47,614(6)	Nil	Nil	Nil	Nil	Nil	Nil	47,614

Jean Arnett Former Vice President, Corporate Strategy	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2017	32,649(6)	Nil	Nil	Nil	Nil	Nil	Nil	32,649

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

(3)

Option awards represent the value assigned to the options to acquire up to 300,000 shares of our common stock issued pursuant to the Option Agreement with Ms. Silina.

(4)

On December 1, 2017, we entered into a management consulting agreement with Dr. Owen. Under the terms of the Agreement, Dr. Owen agreed to act as our Chief Executive Officer an director for the term of one year, expiring on November 30, 2018, and renewing automatically for consecutive 1-year terms. Dr. Owen was to be paid a consulting fee of CAD$16,666 per month. Dr. Owen resigned from all his positions with the Company on April 30, 2018.

(5)

Option awards represent the value assigned to the options to acquire up to 2,400,000 shares of our common stock issued pursuant to the Management Consulting Agreement with Dr. Sanderson.

(6)

Represents amounts paid or accrued to Ms. Arnett and Mr. Hargreaves for consulting services pursuant to the Consulting Agreements, which were verbally amended during the Fiscal 2016 and further amended in September of 2016, among Ms. Arnett, Mr. Hargreaves and us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unvested stock awards for each of our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of May 31, 2018.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date

Frank McEnulty	500,000	-	$0.35	Aug. 5, 2015	Aug. 5, 2020
Chief Executive Officer	500,000	-	$0.35	Oct. 1, 2015	Oct. 1, 2020
	500,000	-	$0.35	Jan. 1, 2016	Jan. 1, 2021
	500,000	-	$0.35	Apr. 1, 2016	Apr. 1, 2021
	500,000	-	$0.35	Jul. 31, 2016	Jul. 31, 2021

Yanika Silina	300,000	-	$0.35	Aug. 24, 2017	Aug. 23, 2022
Chief Financial Officer

Bradley Hargreaves(1)	1,250,000	-	$0.05	Aug. 26, 2015	Aug. 26, 2020
Vice President, Technology and Operations

Dr. Sanderson	200,000	-	$0.67	Mar. 31, 2015	Mar. 31, 2020
Former Chief Medical Officer	200,000	-	$0.67	Jun. 30, 2015	Jun. 30, 2020
	200,000	-	$0.67	Sept. 30, 2015	Sept. 30, 2020
	200,000	-	$0.67	Dec. 31, 2015	Dec. 31, 2020
	200,000	-	$0.67	Mar. 31, 2016	Mar. 31, 2021
	200,000	-	$0.67	Jun. 30, 2016	Jun. 30, 2021
	200,000	-	$0.67	Sept. 30, 2016	Sept. 30, 2021
	200,000	-	$0.67	Dec. 31, 2016	Dec. 31, 2021
	200,000	-	$0.67	Mar. 31, 2017	Mar. 31, 2022
	200,000	-	$0.67	Jun. 30, 2017	Jun. 30, 2022
	200,000	-	$0.67	Sept. 30, 2017	Sept. 30, 2022
	200,000	-	$0.67	Dec. 31, 2017	Dec. 31, 2022
Jean Arnett(1)	1,250,000	-	$0.05	Aug. 26, 2015	Aug. 26, 2020
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

Dr. Terrance Owen

On December 1, 2017, we entered into a management consulting agreement (the “Consulting Agreement”) with Dr. Terrance Owen.  Under the terms of the Consulting Agreement, Dr. Owen agreed to act as our Chief Executive Officer for the term of one year, expiring on November 30, 2018, and renewing automatically for consecutive 1-year terms. We agreed to pay Dr. Owen a consulting fee of CAD$16,666 per month.

On May 3, 2018, we accepted Dr. Terry Owen’s resignation from all his positions with the Company effective April 30, 2018. The resignation of Dr. Owen was not due to any disagreements relating to our operations, policies or practices. As at April 30, 2018, we were indebted to Dr. Owen in the amount of CAD$69,998 for his services under the Consulting Agreement. We agreed to extinguish the debt to Dr. Owen by making a one-time cash payment of CAD$35,000, if paid by May 17, 2018, or in series of 12 monthly payments of CAD$5,833.17 each if payment can’t be made prior to May 17, 2018. In addition to the cash payment, we gave Dr. Owen an opportunity to convert up to $10,000 owed to him into the shares of our common stock at the then current private placement price, in case the cash payment is made on or before May 17, 2018, and up to CAD$15,000 should we choose to repay our debt in 12 monthly installments. As of the date of this Annual Report on Form 10-K we have not made the payments towards extinguishing the debt, and Dr. Owen has not exercised his conversion rights.

Dr. John Sanderson

As of the filing of this Annual Report of Form 10-K our Management Consulting Agreement with Dr. Sanderson (the “Sanderson Agreement”) has expired.

Jean Arnett and Bradley Hargreaves

On September 26, 2016, as part of our Letter Agreement with Ms. Arnett and Mr. Hargreaves we renegotiated our consulting arrangements and agreed to pay Ms. Arnett and Mr. Hargreaves each CAD$5,000 per month, beginning effective August 1, 2016, for duration of six (6) months. On January 23, 2017, Ms. Jean Arnett resigned as our Vice President, Corporate Development and as our director. Mr. Hargreaves continues to provide his services based on a verbal agreement to extend his consulting arrangements on a month-to-month basis at the rate of CAD$5,000 per month.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our May 31, 2018 and 2017 fiscal years, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).  Compensation paid to directors who were also named executive officers during our May 31, 2018 fiscal year is set out in the tables above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2017	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

As of the date of this Annual Report on Form 10-K we do not have any compensation arrangements with Dr. George Adams for acting as a member of our Board of Directors. We anticipate, however, the compensation, once finalized, will commensurate with that received by other directors, including participation in grants of stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of September 13, 2018, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.  As of September 13, 2018, there were 44,282,749 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jean Arnett 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(1)	13.73%
Common Stock	Brad Hargreaves 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(2)	13.73%
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	4,516,126(3)	9.76%
Common Stock	City Group LLC 1201 Orange Street Suite 600 Wilmington, DE 19801	3,797,294(6)	8.22%
Common Stock	Canen Capital Corp. 1177 W. Hastings Street Suite 1920 Vancouver, BC V6E 2K3	3,291,916(7)	7.17%
Common Stock	Tradex Capital Corp 1177 W. Hastings Street Suite 1920 Vancouver, BC V6E 2K3	3,511,576(8)	7.67%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Frank McEnulty Chief Executive Officer, President and Director 123 W. Nye Ln, Suite 446 Carson City, NV 89706	2,981,016(4)	6.37%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary and Director 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	350,000(5)	0.79%
Common Stock	Brad Hargreaves Vice President, Technology and Operations and Director 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(2)	13.73%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil
Common Stock	Directors and Executive Officers (as a group)	9,581,016	19.82%

(1)

6,250,000 shares listed as being held by Ms. Arnett include options to purchase 1,250,000 shares of our common stock at an exercise price of $0.05 per share.

(2)

6,250,000 shares listed as being held by Mr. Hargreaves include options to purchase 1,250,000 shares of our common stock at an exercise price of $0.05 per share.

(3)

4,516,126 shares listed as being held by Mr. Jeffs include warrants to purchase up to 2,000,000 shares of our common stock exercisable at a price of $0.40 per share if exercised no later than on March 3, 2019, $0.60 per share if exercised during the period from March 3, 2019 to March 3, 2020 and $0.75 per share during the period from March 3, 2020 to March 3, 2021.

(4)

2,981,016 shares listed as being held by Mr. McEnulty include options to purchase up to 2,500,000 shares of our common stock exercisable at a price of $0.35 per share.

(5)

350,000 shares listed as being held by Ms. Silina include options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share.

(6)

3,797,294 shares listed as being held by City Group LLC include warrants to purchase up to 1,898,647 shares of our common stock at an exercise price of $0.75 per share if exercised no later than on October 12, 2018, $1.00 per share if exercised during the period from October 12, 2018 to October 12, 2019, $1.25 per share if exercised during the period from October 12, 2019 to October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021.

(7)

3,291,916 shares listed as being held by Canen Capital Corp. include warrants to purchase up to 1,645,958 shares of our common stock at an exercise price of $0.75 per share if exercised no later than on October 12, 2018, $1.00 per share if exercised during the period from October 12, 2018 to October 12, 2019, $1.25 per share if exercised during the period from October 12, 2019 to October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021.

(8)

3,511,576 shares listed as being held by Tradex Capital Corp. include warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.75 per share if exercised no later than on October 12, 2018, $1.00 per share if exercised during the period from October 12, 2018 to October 12, 2019, $1.25 per share if exercised during the period from October 12, 2019 to October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of May 31, 2018, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders(1)	9,450,000	$0.35	None

(1)

At May 31, 2018 we had the following individual compensation arrangements under which we issued options to purchase shares of our common stock:

•

Pursuant to our Technology Purchase Agreement, dated for reference November 24, 2014, we issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share. On September 26, we canceled the unvested portion of the options granted to Ms. Arnett and Mr. Hargreaves. The Cancelled Options had previously entitled Ms. Arnett and Mr. Hargreaves to collectively acquire up to 17,500,000 common shares of the Company (8,750,000 shares, each) at an initial price of $0.05 per share. Detailed description of the Options we granted to Ms. Arnett and Mr. Hargreaves has been disclosed in Item 11. Executive Compensation.

•

On January 13, 2015, we granted to Dr. Sanderson non-transferrable options to purchase up to 2,400,000 shares of our common stock at an exercise price of $0.67 per share. The options vested quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and expire on the 5th year anniversary of the applicable vesting date, subject to early termination provisions in the event that Dr. Sanderson ceases to act for us in any capacity.

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

•

On August 24, 2017, we granted to Ms. Silina non-transferrable options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expire on August 24, 2022.

Changes in Control

We are not aware of any arrangements that might result in a change in control of our Company subsequent to the date of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our common stock is quoted on the OTC Link alternative trading system on the OTCQB marketplace, which does not have director independence requirements.  In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide.  We have determined that, under that definition, as of the date of this Annual Report on Form 10-K, Dr. George Adams is an independent director.

Transactions with Related Persons

Since June 1, 2017, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Frank McEnulty

As at May 31, 2018, we were indebted to Mr. McEnulty, our CEO, President and a member of our Board of Directors, in the amount of $32,400 on account of unpaid management fees and reimbursable expenses. On August 24, 2017, Mr. McEnulty agreed to convert the total of $120,254 owed to him as of August 24, 2017, into 481,016 restricted shares of the Company’s common stock at the deemed price of $0.25 per share. The conversion was agreed to as part of the Company’s debt restructuring initiative more fully describer in Item 5 of Part II of this Annual Report on Form 10-K, entitled “Recent Sales Of Unregistered Securities”.

Yanika Silina

As at May 31, 2018, we were indebted to Ms. Silina, our CFO, Treasurer and Corporate Secretary in the amount of $20,790 on account of unpaid management fees and reimbursable expenses. On August 24, 2017, we granted to Ms. Silina options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share. The options vested on grant and expire on August 24, 2022.

Mr. Hargreaves

As at May 31, 2018, we were indebted to Mr. Hargreaves in the amount of $59,035 for unpaid consulting fees and reimbursable expenses.

Dr. John Sanderson, MD

As at May 31, 2018, we were indebted to Dr. Sanderson, our Chief Medical Officer in the amount of $81,059 on account of unpaid consulting fees and reimbursable expenses.

Dr. Terrance Owen

As at May 31, 2018, we were indebted to Dr. Owen, our former Chief Executive Officer in the amount of $54,275 on account of unpaid consulting fees and reimbursable expenses.

On May 3, 2018, we accepted Dr. Terry Owen’s resignation from all his positions with the Company effective April 30, 2018. The resignation of Dr. Owen was not due to any disagreements relating to our operations, policies or practices. As at April 30, 2018, we were indebted to Dr. Owen in the amount of CAD$69,998 for his services under the Consulting Agreement. We agreed to extinguish the debt to Dr. Owen by making a one-time cash payment of CAD$35,000, if paid by May 17, 2018, or in series of 12 monthly payments of CAD$5,833.17 each if payment can’t be made prior to May 17, 2018. In addition to the cash payment, we gave Dr. Owen an opportunity to convert up to $10,000 owed to him into the shares of our common stock at the then current private placement price, in case the cash payment is made on or before May 17, 2018, and up to CAD$15,000 should we choose to repay our debt in 12 monthly installments. As of the date of this Annual Report on Form 10-K we have not made the payments towards extinguishing the debt, and Dr. Owen has not exercised his conversion rights.

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

2018 - $39,170 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2017 - $29,940 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2018 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2018 - $1,050 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2018 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2017 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

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

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.

Exhibit Number	Description of Document
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.(10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi.(12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp.(14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp.(15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs.(16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs.(16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp.(17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)

Exhibit Number	Description of Document
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)
10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.47	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.
10.48	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.
10.49	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018.
14.1	Code of Ethics(3)
21.1	List of Significant Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-K for the years ended May 31, 2018 and 2017 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at May 31, 2018 and 2017.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the years ended May 31, 2018 and 2017.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at May 31, 2018.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the years ended May 31, 2018 and 2017.

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

(19)

Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2017

(20)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 17, 2017

(21)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 16, 2018

(22)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on December 5, 2017.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

CELL MEDX CORP.

Date: September 13, 2018	By:	/s/ Frank E. McEnulty
	Name:	Frank E. McEnulty
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 13, 2018	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Frank E. McEnulty Frank McEnulty	Chief Executive Officer, President (Principal Executive Officer) and Member of the Board of Directors	September 13, 2018

/s/ Yanika Silina Yanika Silina	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer and Member of the Board of Directors	September 13, 2018

/s/ Bradley Hargreaves Bradley Hargreaves	Vice President, Technology and Operations and Member of the Board of Directors	September 13, 2018

/s/ George Adams George Adams	Member of the Board of Directors	September 13, 2018