Form 10-Q
period 2018-08-31
Cell MedX Corp.
filed 2018-10-15
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2018

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 15, 2018 was 44,282,749.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at August 31, 2018, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2018, are not necessarily indicative of the results that can be expected for the year ending May 31, 2019.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	August 31, 2018	May 31, 2018
	(Unaudited)

ASSETS

Current assets
Cash	$13,683	$8,200
Inventory	13,953	10,793
Other current assets	24,332	26,266
Total assets	$51,968	$45,259

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$772,917	$594,716
Accrued liabilities	23,500	20,600
Due to related parties	349,186	334,317
Notes and advances payable	170,889	117,459
Unearned revenue	51,490	51,585
Total liabilities	1,367,982	1,118,677

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 44,282,749 shares issued and outstanding at August 31, 2018 and May 31, 2018, respectively	44,283	44,283
Additional paid-in capital	4,916,201	4,916,201
Reserves	14,400	14,400
Accumulated deficit	(6,294,306)	(6,050,841)
Accumulated other comprehensive income	3,408	2,539
Total stockholders' deficit	(1,316,014)	(1,073,418)
Total liabilities and stockholders' deficit	$51,968	$45,259

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended August 31,
	2018	2017

Operating expenses
Amortization	$-	$39,123
Consulting fees	63,960	583,459
General and administrative expenses	27,629	54,475
Research and development costs	149,734	47,503
Stock-based compensation	-	100,801
Total operating expenses	241,323	825,361

Other items
Interest	(2,142)	(7,914)
Net loss	(243,465)	(833,275)

Unrealized foreign exchange translation gain (loss)	869	(1,634)
Comprehensive loss	$(242,596)	$(834,909)

Net loss per common share
Basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	44,282,749	40,244,605

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Obligation	Additional			Accumulated Other
	Common Stock		to Issue	Paid-in		Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Reserves	Accumulated	Income	Total

Balance - May 31, 2017	40,244,605	$40,245	$-	$3,294,224	$-	$(4,504,043)	$247	$(1,169,327)

Stock-based compensation	-	-	-	100,801	-	-	-	100,801
Options issued for consulting fees	-	-	-	522,407	-	-	-	522,407
Shares issued for cash	-	-	350,000	-	-	-	-	350,000
Net loss for the three months ended August 31, 2017	-	-	-	-	-	(833,275)	-	(833,275)
Translation to reporting currency	-	-	-	-	-	-	(1,634)	(1,634)

Balance - August 31, 2017	40,244,605	40,245	350,000	3,917,432	-	(5,337,318)	(1,387)	(1,031,028)

Stock-based compensation	-	-	-	7,671	-	-	-	7,671
Shares issued for cash	1,480,000	1,480	(350,000)	368,520	-	-	-	20,000
Shares issued for debt	2,318,144	2,318	-	577,218	-	-	-	579,536
Units issued on conversion of deposits	240,000	240	-	45,360	14,400	-	-	60,000
Net loss for the nine months ended May 31, 2018	-	-	-	-	-	(713,523)	-	(713,523)
Translation to reporting currency	-	-	-	-	-	-	3,926	3,926

Balance - May 31, 2018	44,282,749	44,283	-	4,916,201	14,400	(6,050,841)	2,539	(1,073,418)

Net loss for the three months ended August 31, 2018	-	-	-	-	-	(243,465)	-	(243,465)
Translation to reporting currency	-	-	-	-	-	-	869	869

Balance - August 31, 2018	44,282,749	$44,283	$-	$4,916,201	$14,400	$(6,294,306)	$3,408	$(1,316,014)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended August 31,
	2018	2017

Cash flows used in operating activities:
Net loss	$(243,465)	$(833,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on notes payable	2,142	7,914
Amortization	-	39,123
Consulting fees - non-cash	-	522,407
Non-cash financing fees	387	-
Unrealized foreign exchange	394	10,757
Stock-based compensation	-	100,801
Changes in operating assets and liabilities:
Inventory	(3,238)	(12,841)
Other current assets	1,843	(4,390)
Accounts payable	177,333	32,899
Accrued liabilities	2,900	(50,500)
Unearned revenue	-	59,588
Due to related parties	15,120	19,202
Net cash flows used in operating activities	(46,584)	(108,315)

Cash flows provided by financing activities:
Advances (repaid) payable	28,871	(3,111)
Proceeds from notes payable	23,029	19,318
Proceeds from subscription to shares	-	350,000
Net cash provided by financing activities	51,900	366,207

Effects of foreign currency exchange on cash	167	652
Increase in cash	5,483	258,544
Cash, beginning	8,200	67,494
Cash, ending	$13,683	$326,038

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2018

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2018, are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Going concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2018, the Company has not achieved profitable operations and has accumulated a deficit of $6,294,306. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 6) at August 31, 2018 and May 31, 2018:

	August 31, 2018	May 31, 2018
Due to the former Chief Executive Officer (“CEO”) and director	$53,617	$54,275
Due to a director, CEO and President	43,200	32,400
Due to the Chief Financial Officer (“CFO”)	25,940	20,790
Due to the Vice President (“VP”), Technology and Operations	58,608	59,035
Due to the former Chief Medical Officer	81,059	81,059
Due to the former VP, Corporate Strategy	86,762	86,758
Due to related parties	$349,186	$334,317

These amounts are unsecured, due on demand and bear no interest.

During the three-month periods ended August 31, 2018 and 2017, the Company had the following transactions with related parties:

	August 31, 2018	August 31, 2017
Management fees incurred to the CEO	$10,800	$10,800
Management fees incurred to the CFO	3,000	3,000
Stock-based compensation incurred to the CFO	--	89,556
Consulting fees incurred to the VP, Technology and Operations	11,460	11,552
Stock-based compensation incurred to the Former Chief Medical Officer	--	11,245
Accrued interest expense incurred to a former significant shareholder (Note 6)	2,048	1,973
Total transactions with related parties	$27,308	$128,126

NOTE 3 - INVENTORY

As at August 31, 2018, the inventory consisted of supplies held for resale valued at $13,953.

NOTE 4 - OTHER CURRENT ASSETS

As at August 31, 2018, other current assets consisted of $21,531 in prepaid expenses (May 31, 2018 - $23,915) and $2,801 in receivables associated with GST the Company paid on the taxable supplies (May 31, 2018 - $2,351).

NOTE 5 - UNEARNED REVENUE

As at August 31, 2018, the Company recorded $51,490 (May 31, 2018 - $51,585) in unearned revenue for deposits.

NOTE 6 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at August 31, 2018 and May 31, 2018:

As at August 31, 2018
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$6,000	6%	Non-convertible	$319	$6,319
118,150	0%-12%	Former related party(1)	6,087	124,237
40,333	0%	Advances(2)	--	40,333
$164,483			$6,406	$170,889

As at May 31, 2018
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$6,000	6%	Non-convertible	$225	$6,225
95,570	6%-12%	Former related party	4,066	99,636
11,598	0%	Advances	--	11,598
$113,168			$4,291	$117,459

(1) Former Related Party Loans Payable

During the three-month period ended August 31, 2018, the Company entered into three separate unsecured loan agreements with Mr. Richard Jeffs, a former major shareholder, for a total of $23,029 (CAD$30,000) (May 31, 2018 - $34,840):

Date	Principal (CAD$)	Interest Rate	Additional Terms	Accrued Interest (CAD$)	Total Book Value (CAD$)
June 7, 2018	$10,500	12%	Convertible into units of the Company’s common stock at $0.10 per unit. Includes CAD$500 finance fee, added to principal. Payable on demand	$296	$10,796
July 3, 2018	$10,000	0%	Short-term loan payable within 14 days after grant. As at August 31, 2018, the loan has not been repaid and therefore was payable on demand.	--	10,000
August 1, 2018	$10,000	12%	Convertible into units of the Company’s common stock on the terms and at a price of the private placement offering open at the time of conversion. Payable on demand	99	10,099
	$30,500			$395	$30,895

(2) Advances Payable

During the three-month period ended August 31, 2018, the Company borrowed $28,871 from unrelated parties. The advances are non-interest bearing, unsecured and payable on demand.

Interest Expense

During the three-month period ended August 31, 2018, the Company recorded $2,142 (2017 - $7,914) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 7 - SHARE CAPITAL

Options

The changes in the number of stock options outstanding during the three-month period ended August 31, 2018, and for the year ended May 31, 2018 are as follows:

	Three months ended August 31, 2018			Year ended May 31, 2018
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	9,450,000		$0.35	7,550,000		$0.35
Options granted	--	$	n/a	2,050,000		$0.35
Options expired	--	$	n/a	(150,000)		$0.20
Options cancelled	(2,400,000)		$0.67	--	$	n/a
Options outstanding, ending	7,050,000		$0.24	9,450,000		$0.35

Details of options outstanding and exercisable as at August 31, 2018, are as follows:

Exercise price	Grant date	Number of options Outstanding and exercisable
$0.05	November 25, 2014	2,500,000
$0.35	August 5, 2015	2,500,000
$0.35	August 24, 2017	2,050,000
		7,050,000

At August 31, 2018, the weighted average remaining contractual life of the stock options outstanding was 2.70 years.

Warrants

The changes in the number of warrants outstanding during the three-month period ended August 31, 2018, and for the year ended May 31, 2018 are as follows:

	Three months ended August 31, 2018	Year ended May 31, 2018
Warrants outstanding, beginning	12,814,605	11,094,605
Warrants issued	-	1,720,000
Warrants outstanding, ending	12,814,605	12,814,605

Details of warrants outstanding as at August 31, 2018, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.40 during the period from March 3, 2018 to March 3, 2019 $0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000
$0.75 up to October 12, 2018 $1.00 during the period from October 12, 2018 to October 12, 2019 $1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605
$0.50 up to October 12, 2018 $1.00 during the period from October 12, 2018 to October 12, 2019 $1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000
$0.50 up to February 7, 2019 $1.00 during the period from February 7, 2019 to February 7, 2020 $1.50 during the period from February 7, 2020 to February 7, 2021	February 7, 2018	240,000
		12,814,605

At August 31, 2018, the weighted average life and price of the warrants was 2.91 years and $0.66, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to August 31, 2018, the Company received $250,000 as a refundable deposit for exclusive worldwide distribution rights from an arms-length party. Under the terms of the letter of intent (the “LOI”), if the Company does not reach a definitive agreement within 90 days of the execution of the LOI, the deposit will become payable on demand.

Subsequent to August 31, 2018, the Company entered into an intellectual property royalty agreement (the “IP Royalty Agreement”), whereby the Company agreed to acquire certain additional developments and improvements for its eBalance devices that were developed by the IP Vendor in exchange for a perpetual royalty of USD$350 or CAD$350 for each device sold, distributed or licensed. The Company agreed that the currency of royalty payments will depend on the currency the revenue is generated in.

Subsequent to August 31, 2018, the Company entered into an additional royalty agreement with Mr. Jeffs to pay Mr. Jeffs, in perpetuity, a 10% royalty on the revenue the Company receives from any distributors or end-users introduced to the Company by Mr. Jeffs.

Subsequent to August 31, 2018, the Company received $23,974 (CAD$31,200) under a loan agreement with an unrelated party. The loan is unsecured, payable on demand and bears interest at 6% per annum, compounded monthly.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2018, filed with the United States Securities and Exchange Commission (the “SEC”) on September 13, 2018.

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

On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia, in anticipation of increased business activity in Canada. As of the day of this Quarterly Report on Form 10-Q the Subsidiary is engaged in manufacturing and further development of eBalance Technology.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended August 31, 2018, and up to the date of the filing of this report:

Letter of Intent for Worldwide Distribution Rights

On September 10, 2018, we entered into a non-binding letter of intent (the “LOI”) with Live Current Media, Inc. (“LIVC”), an arms-length party, for worldwide distribution rights of eBalance devices for home-based usage.

Pursuant to the LOI, we agreed to enter into negotiations with LIVC aiming at obtaining a definitive agreement within a 90-day period.  LIVC advanced us $250,000 as a deposit for exclusive worldwide distribution rights (the “Deposit”).  If we do not reach a definitive agreement within contemplated 90 days of the execution of the LOI, the deposit will be treated as a non-interest bearing advance payable on demand.

Royalty Agreements

On September 6, 2018, we entered into an intellectual property royalty agreement (the “IP Royalty Agreement”), whereby we agreed to acquire certain additional developments and improvements for our eBalance devices that were developed by the IP Vendor in exchange for a perpetual royalty of USD$350 or CAD$350 for each device sold, distributed or licensed whether through a distributor, sales representative or directly by us. We agreed that the currency of the royalty payments will depend on the currency the revenue is generated in.

On September 6, 2018, we entered into an additional royalty agreement with Richard Jeffs, our former major shareholder (the “Royalty Agreement”). Under the Royalty Agreement we agreed to pay Mr. Jeffs, in perpetuity, a 10% royalty on the revenue we receive from any distributors or end-users introduced to us by Mr. Jeffs.

Results of Operations for the Three Months ended August 31, 2018 and 2017

Our operating results for the three-month periods ended August 31, 2018, and 2017, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended
	August 31, 2018	August 31, 2017	Percentage Increase / (Decrease)
Operating expenses
Amortization	$-	$39,123	(100.0)%
Consulting fees	63,960	583,459	(89.0)%
General and administrative expenses	27,629	54,475	(49.3)%
Research and development costs	149,734	47,503	215.2%
Stock-based compensation	-	100,801	(100.0)%
Total operating expenses	241,323	825,361	(70.8)%
Interest	2,142	7,914	(72.9)%
Net loss	$243,465	$833,275	(70.8)%

Revenues

We did not generate any revenue during the three-month periods ended August 31, 2018 and 2017. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, and to a small market share, we do not expect to have significant operating revenue in the near future.

Operating Expenses

During the three-month period ended August 31, 2018, our operating expenses decreased by 70.8% from $825,361 incurred during the three months ended August 31, 2017, to $241,323 incurred during the three months ended August 31, 2018. The most significant changes were as follows:

•

During the three-month period ended August 31, 2018, our consulting fees decreased by $519,499, from $583,459 we incurred during the three-month period ended August 31, 2017, to $63,960 we incurred during the three months ended August 31, 2018. Larger consulting fees during the three-month period ended August 31, 2017, were associated with a fair market value of the options to acquire up to 1,750,000 shares of our common stock we granted to our consultants for business development services. We did not grant any stock options to consultants during the three-month period ended August 31, 2018.

•

Our research and development fees for the three-month period ended August 31, 2018, increased by $102,231, from $47,503 we incurred during the three-month period ended August 31, 2017, to $149,734 we incurred during the three months ended August 31, 2018. The higher research and development fees during the three-month period ended August 31, 2018, resulted mainly form $140,460 (CAD$185,000) we incurred to Western Robotics Ltd., whom we engaged to assist us with enhancement and further re-designing of our eBalance Pro wellness devices.

•

Our stock-based compensation for the three-month period ended August 31, 2018, decreased by $100,801, as we did not have any transactions that would have resulted in any type of equity compensation. During the comparative three-month period ended August 31, 2017, our stock-based compensation was $100,801 and included $89,556 in fair market value of the options to acquire up to 300,000 shares of our common stock we granted to Ms. Silina pursuant to the stock option agreement with her, and $11,245 in fair market value of the options to acquire up to 2,400,000 shares of our common stock we granted to Dr. Sanderson, our former Chief Medical Officer.

•

Our general and administrative fees for the three-month period ended August 31, 2018, decreased by $26,846, or 49.3%, from $54,475 we incurred during the three-month period ended August 31, 2017, to $27,629 we incurred during the three months ended August 31, 2018. The largest factor that contributed to this change was associated with fluctuations in foreign exchange rates, which resulted in $244 loss we recorded during the three-month period ended August 31, 2018, as compared to $18,333 loss we recorded during the three-month period ended August 31, 2017. Other factors that affected our general and administrative fees were professional fees of $153 (2017 - $3,520), filing and regulatory fees of $4,918 (2017 - $6,872), accounting and audit fees of $3,000 (2017 - $4,200), and travel and entertainment expenses of $2,837 (2017 - $3,867).

•

During the comparative three-month period ended August 31, 2017, we recorded $39,123 in amortization on our equipment we used in observations and research and development. During the comparative period ended August 31, 2018, we did not have any expenses associated with amortization of our equipment, as it was fully expensed at May 31, 2018.

Other Items

•

During the three-month period ended August 31, 2018, we accrued $2,142 (2017 - $7,914) in interest associated with the outstanding notes payable. Of this interest, $2,048 (2017 - $1,973) was accrued on the notes payable we issued to Mr. Jeffs, our former major shareholder.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2018	As at May 31, 2018	Percentage Change
Current assets	$51,968	$45,259	14.8%
Current liabilities	1,367,982	1,118,677	22.3%
Working capital deficit	$(1,316,014)	$(1,073,418)	22.6%

As of August 31, 2018, we had a cash balance of $13,683, a working capital deficit of $1,316,014 and cash flows used in operations of $46,584 for the period then ended. During the three-month period ended August 31, 2018, we funded our operations with $23,029 (CAD$30,000) we received from Mr. Jeffs, a former major shareholder, and $28,871 we borrowed from unrelated parties as short-term, non-interest bearing advances.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended August 31, 2018. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Three months ended August 31,
	2018	2017
Cash flows used in operating activities	$(46,584)	$(108,315)
Cash flows provided by financing activities	51,900	366,207
Effects of foreign currency exchange on cash	167	652
Net increase in cash during the period	$5,483	$258,544

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2018, was $46,584. This cash was primarily used to cover our cash operating expenses of $240,542 and to increase our inventory by $3,238. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $177,333 and $15,120, respectively, by $2,900 increase to our accrued liabilities and $1,843 decrease in other current assets.

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

Non-cash transactions

During the three-month period ended August 31, 2018, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$2,142 in interest we accrued on the outstanding notes payable. Of this interest, $2,048 was accrued on the notes payable we issued to Mr. Jeffs, our former major shareholder;

•

$387 in financing fees associated with notes payable we issued to Mr. Jeffs; and

•

$394 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

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

•

$522,407 in fair value of options to acquire up to 1,750,000 shares our common stock we issued for consulting services;

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

Net Cash Provided by Financing Activities

During the thee-month period ended August 31, 2018, we borrowed a total of $23,029 (CAD$30,000) from a former major shareholder. Of this amount CAD$20,000 in principal bear interest at 12% per annum, compounded monthly, are unsecured and payable on demand; and CAD$10,000 was advanced as a non-interest bearing short-term loan, which was payable within 14 days from the grant. We have not repaid this loan when due, and therefore it is payable on demand. In addition to the loans, two unrelated parties lent to us a total of $28,871 in non-interest bearing advances payable on demand.

During the three-month period ended August 31, 2017, we borrowed a total of $19,318 (CAD$25,000) from our former major shareholder. The loan is unsecured, payable on demand and bears interest at 6% per annum, compounded monthly. In addition to the loan, we received $350,000 from subscriptions to the units of our common stock under the private placement offering, which we partially closed on October 12, 2017. During the same period we repaid net of $3,111 in non-interest bearing advances with an unrelated party.

Net Cash Used in Investing Activities

We did not have any investing activities during the three-month periods ended August 31, 2018 and 2017.

Going Concern

The notes to our unaudited interim consolidated financial statements at August 31, 2018, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance devices.

We have accumulated a deficit of $6,294,306 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have generated only minimal revenues.  If we cannot increase our revenues to start generating profits, our investors may lose their entire investment.

To date we have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $6,294,306 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (14)

Exhibit Number	Description of Document
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs. (19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina (20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp. (20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)

Exhibit Number	Description of Document
10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.(23)
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.(23)
10.47	Loan Agreement and Note Payable dated June 7, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.48	Loan Agreement and Note Payable dated July 3, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.49	Loan Agreement and Note Payable dated August 1, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.50	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018. (23)
10.51	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs dated for reference September 6, 2018. (23)
10.52	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018. (23)
14.1	Code of Ethics (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended August 31, 2018 and 2017 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at August 31, 2018 (unaudited), and May 31, 2018.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the three-month periods ended August 31, 2018 and 2017.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at August 31, 2018.
(3) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three-month Periods ended August 31, 2018 and 2017.

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

(20)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 17, 2017

(21)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 16, 2018

(22)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2017.

(23)

Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: October 15, 2018	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 15, 2018	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)