Form 10-Q/A
period 2018-08-31
Cell MedX Corp.
filed 2018-10-16
CIK 1493712

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Cell MedX Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2018, originally filed with the Securities and Exchange Commission on October 15, 2018, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data was not included with the initial Form 10Q filed on October 15, 2018.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

Exhibit Number	Description of Document

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended August 31, 2018 and 2017 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at August 31, 2018 (unaudited), and May 31, 2018.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the three-month periods ended August 31, 2018 and 2017.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at August 31, 2018.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three-month Periods ended August 31, 2018 and 2017.

(1) Previously filed as an exhibit to the Form 10-Q.

* Filed herewith.

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

3