Form 10-Q
period 2018-11-30
Cell MedX Corp.
filed 2019-01-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2018

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 14, 2019 was 44,282,749.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	November 30, 2018	May 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$24,377	$8,200
Inventory	59,787	10,793
Other current assets	9,216	26,266
Total current assets	93,380	45,259

Equipment	1,772	-
Total assets	$95,152	$45,259

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$668,980	$594,716
Accrued liabilities	7,493	20,600
Due to related parties	360,085	334,317
Notes and advances payable	194,371	117,459
Unearned revenue	301,277	51,585
Total liabilities	1,532,206	1,118,677

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 44,282,749 shares issued and outstanding at November 30, 2018 and May 31, 2018, respectively	44,283	44,283
Additional paid-in capital	4,916,201	4,916,201
Reserves	14,400	14,400
Accumulated deficit	(6,421,823)	(6,050,841)
Accumulated other comprehensive income	9,885	2,539
Total stockholders' deficit	(1,437,054)	(1,073,418)
Total liabilities and stockholders’ deficit	$95,152	$45,259

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017

Operating expenses
Amortization	$110	$38,434	$110	$77,557
Consulting fees	66,678	61,422	130,638	644,881
General and administrative expenses	24,448	33,586	52,077	88,061
Research and development costs	33,633	41,491	183,367	88,994
Stock-based compensation	-	6,130	-	106,931
Total operating expenses	124,869	181,063	366,192	1,006,424

Other items
Interest	(2,648)	(327)	(4,790)	(8,241)
Net loss	(127,517)	(181,390)	(370,982)	(1,014,665)

Unrealized foreign exchange translation gain (loss)	6,477	1,464	7,346	(170)
Comprehensive loss	$(121,040)	$(179,926)	$(363,636)	$(1,014,835)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	44,282,749	41,997,595	44,282,749	41,116,310

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-in		Deficit	Comprehensive
	Shares	Amount	Capital	Reserves	Accumulated	Income	Total

Balance - May 31, 2017	40,244,605	$40,245	$3,294,224	$-	$(4,504,043)	$247	$(1,169,327)

Stock-based compensation	-	-	106,931	-	-	-	106,931
Options issued for consulting fees	-	-	522,407	-	-	-	522,407
Shares issued for cash	1,480,000	1,480	368,520	-	-	-	370,000
Shares issued for debt	2,318,144	2,318	577,218	-	-	-	579,536
Net loss for the six months ended November 30, 2017	-	-	-	-	(1,014,665)	-	(1,014,665)
Translation to reporting currency	-	-	-	-	-	(170)	(170)

Balance - November 30, 2017	44,042,749	44,043	4,869,300	-	(5,518,708)	77	(605,288)

Stock-based compensation	-	-	1,541	-	-	-	1,541
Units issued on conversion of deposits	240,000	240	45,360	14,400	-	-	60,000
Net loss for the six months ended May 31, 2018	-	-	-	-	(532,133)	-	(532,133)
Translation to reporting currency	-	-	-	-	-	2,462	2,462
				-
Balance - May 31, 2018	44,282,749	44,283	4,916,201	14,400	(6,050,841)	2,539	(1,073,418)

Net loss for the six months ended November 30, 2018	-	-	-	-	(370,982)	-	(370,982)
Translation to reporting currency	-	-	-	-	-	7,346	7,346

Balance - November 30, 2018	44,282,749	$44,283	$4,916,201	$14,400	$(6,421,823)	$9,885	$(1,437,054)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Six Months Ended November 30,
	2018	2017

Cash flows used in operating activities
Net loss	$(370,982)	$(1,014,665)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	4,790	8,241
Amortization	110	77,557
Consulting fees - non-cash	-	522,407
Non-cash financing fees	387	-
Unrealized foreign exchange	(2,788)	5,127
Stock-based compensation	-	106,931
Changes in operating assets and liabilities
Inventory	(50,072)	(21,133)
Other current assets	16,823	(99,028)
Accounts payable	75,053	66,244
Accrued liabilities	(13,107)	(74,719)
Unearned revenue	250,000	59,588
Due to related parties	26,352	30,246
Net cash flows used in operating activities	(63,434)	(333,204)

Cash flows used in investing activities
Acquisition of equipment	(1,915)	-
Net cash used in investing activities	(1,915)	-

Cash flows from financing activities
Advances payable	28,871	(22,704)
Proceeds from notes payable	47,004	25,318
Proceeds from subscription to shares	-	370,000
Net cash provided by financing activities	75,875	372,614

Effects of foreign currency exchange on cash	5,651	1,464
Increase in cash	16,177	40,874
Cash, beginning	8,200	67,494
Cash, ending	$24,377	$108,368

Non-cash financing transactions:
Settlement of debt with shares	$-	$579,536

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended November 30, 2018, are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Going concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2018, the Company has not achieved profitable operations and has accumulated a deficit of $6,421,823. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 7) at November 30, 2018 and May 31, 2018:

	November 30, 2018	May 31, 2018
Due to the former Chief Executive Officer (“CEO”) and director	$52,626	$54,275
Due to a director, CEO and President	54,000	32,400
Due to the Chief Financial Officer (“CFO”)	30,735	20,790
Due to the Vice President (“VP”), Technology and Operations	54,895	59,035
Due to the former Chief Medical Officer	81,059	81,059
Due to the former VP, Corporate Strategy	86,770	86,758
Due to related parties	$360,085	$334,317

These amounts are unsecured, due on demand and bear no interest.

During the six-month periods ended November 30, 2018 and 2017, the Company had the following transactions with related parties:

	November 30, 2018	November 30, 2017
Management fees incurred to the CEO	$21,600	$21,600
Management fees incurred to the CFO	6,000	6,000
Stock-based compensation incurred to the CFO	--	89,556
Consulting fees incurred to the VP, Technology and Operations	25,638	23,475
Stock-based compensation incurred to the Former Chief Medical Officer	--	17,375
Accrued interest expense incurred to the Company’s shareholder (Note 7)	4,294	3,170
Total transactions with related parties	$57,532	$161,176

NOTE 3 - INVENTORY

As at November 30, 2018, the inventory consisted of supplies held for resale valued at $13,694 (May 31, 2018 - $10,793) and work in progress, which was associated with manufacturing of eBalance devices, valued at $46,093 (May 31, 2018 - $Nil).

NOTE 4 - OTHER CURRENT ASSETS

As at November 30, 2018, other current assets consisted of $2,572 in prepaid expenses (May 31, 2018 - $23,915) and $6,644 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2018 - $2,351).

NOTE 5 - EQUIPMENT

Amortization schedule for the equipment at November 30, 2018 and May 31, 2018:

	November 30, 2018	May 31, 2018
Book value, beginning of the period	$--	$193,571
Changes during the period	1,915	(193,571)
Amortization	(110)	--
Foreign exchange	(33)	--
Book value, end of the period	$1,772	$--

NOTE 6 - UNEARNED REVENUE

As at May 31, 2018, the Company recorded $301,277 (May 31, 2018 - $51,585) in unearned revenue for deposits, of which $250,000 represented a refundable deposit for exclusive worldwide distribution rights the Company received from an arms-length party under the terms of the letter of intent (the “LOI”) the Company signed on September 10, 2018.

NOTE 7 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at November 30, 2018 and May 31, 2018:

As at November 30, 2018
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$29,457	6%	Non-convertible	$716	$30,173
115,964	0%-12%	Former related party(1)	8,184	124,148
40,050	0%	Advances(2)	--	40,050
$185,471			$8,900	$194,371

As at May 31, 2018
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$6,000	6%	Non-convertible	$225	$6,225
95,570	6%-12%	Former related party	4,066	99,636
11,598	0%	Advances	--	11,598
$113,168			$4,291	$117,459

(1) Former Related Party Loans Payable

During the six-month period ended November 30, 2018, the Company entered into three separate unsecure loan agreements with Mr. Richard Jeffs, our shareholder, for a total of $23,029 (CAD$30,000) (May 31, 2018 - $34,840):

Date	Principal (CAD$)	Interest Rate	Additional Terms	Accrued Interest (CAD$)	Total Book Value (CAD$)
June 7, 2018	$10,500	12%	Convertible into units of the Company’s common stock at $0.10 per unit. Includes CAD$500 finance fee, added to principal. Payable on demand.	$622	$11,122
July 3, 2018	$10,000	0%	Short-term loan payable within 14 days after grant. As at November 30, 2018, the loan has not been repaid and therefore was payable on demand.	--	10,000
August 1, 2018	$10,000	12%	Convertible into units of the Company’s common stock on the terms and at a price of the private placement offering open at the time of conversion. Payable on demand.	404	10,404
	$30,500			$1,026	$31,526

(2) Advances Payable

During the six-month period ended November 30, 2018, the Company borrowed $28,871 from unrelated parties. The advances are non-interest bearing, unsecured and payable on demand.

Interest Expense

During the six-month period ended November 30, 2018, the Company recorded $4,790 (2017 - $8,241) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 8 - SHARE CAPITAL

Options

The changes in the number of stock options outstanding during the six-month period ended November 30, 2018, and for the year ended May 31, 2018 are as follows:

	Six months ended November 30, 2018			Year ended May 31, 2018
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	9,450,000		$0.35	7,550,000		$0.35
Options granted	--	$	n/a	2,050,000		$0.35
Options expired	--	$	n/a	(150,000)		$0.20
Options cancelled	(2,400,000)		$0.67	--	$	n/a
Options outstanding, ending	7,050,000		$0.24	9,450,000		$0.35

Details of options outstanding and exercisable as at November 30, 2018, are as follows:

Exercise price	Grant date	Number of options Outstanding and exercisable
$0.05	November 25, 2014	2,500,000
$0.35	August 5, 2015	2,500,000
$0.35	August 24, 2017	2,050,000
		7,050,000

At November 30, 2018, the weighted average remaining contractual life of the stock options outstanding was 2.45 years.

Warrants

The changes in the number of warrants outstanding during the six-month period ended November 30, 2018, and for the year ended May 31, 2018 are as follows:

	Six months ended November 30, 2018	Year ended May 31, 2018
Warrants outstanding, beginning	12,814,605	11,094,605
Warrants issued	-	1,720,000
Warrants outstanding, ending	12,814,605	12,814,605

Details of warrants outstanding as at November 30, 2018, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.40 during the period from March 3, 2018 to March 3, 2019 $0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000
$1.00 during the period from October 12, 2018 to October 12, 2019 $1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605
$1.00 during the period from October 12, 2018 to October 12, 2019 $1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000
$0.50 up to February 7, 2019 $1.00 during the period from February 7, 2019 to February 7, 2020 $1.50 during the period from February 7, 2020 to February 7, 2021	February 7, 2018	240,000
		12,814,605

At November 30, 2018, the weighted average life and price of the warrants was 2.64 years and $0.83, respectively.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to November 30, 2018, the Company entered into a credit line agreement (the “Agreement”) with Mr. Jeffs (the “Lender”), for an unsecured line of credit of up to $250,000 (the “Credit Line”) of which $100,000 was advanced to the Company on December 20, 2018. The funds advanced under the Credit Line accumulate interest at a rate of 6% per annum compounded monthly.

In consideration for the Credit Line the Company issued to the Lender non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 shares exercisable at $0.05 per share and expiring on December 27, 2021. The Warrants vest at a rate of 20 warrants for every $1 drawn on the Credit Line, with 2,000,000 warrants having vested on the grant date.

In addition, in recognition of $124,148 previously advanced by the Lender, the Company issued to the Lender non-transferable share purchase warrants (the “Additional Warrants”) to purchase up to 2,482,960 shares exercisable at $0.05 per share and expiring on December 27, 2021. The Additional Warrants vested at the time of grant.

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

On November 25, 2014, we completed the acquisition of a proprietary method for the application of bioelectric signaling to treat diabetes and related ailments (the “eBalance Technology”).  With our acquisition of the eBalance Technology, we have shifted our business direction to the discovery, development, and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to, diabetes, Parkinson’s disease, and high blood pressure.

On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia, in anticipation of increased business activity in Canada. As of the day of this Quarterly Report on Form 10-Q, the Subsidiary is engaged in manufacturing and further development of eBalance Technology.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended November 30, 2018, and up to the date of the filing of this report:

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

On December 10, 2018, we extended the LOI for an additional 90-day period on the same terms as previously agreed upon.

Royalty Agreements

On September 6, 2018, we entered into an intellectual property royalty agreement (the “IP Royalty Agreement”), whereby we agreed to acquire certain additional developments and improvements for our eBalance devices that were developed by the IP Vendor in exchange for a perpetual royalty of USD$350 or CAD$350 for each device sold, distributed or licensed whether through a distributor, sales representative or directly by us. We agreed that the currency of the royalty payments would depend on the currency the revenue is generated in.

On September 6, 2018, we entered into an additional royalty agreement with Richard Jeffs, our shareholder (the “Royalty Agreement”). Under the Royalty Agreement, we agreed to pay Mr. Jeffs, in perpetuity, a 10% royalty on the revenue we receive from any distributors or end-users introduced to us by Mr. Jeffs.

Update on the Current Status of eBalance Devices

At the beginning of December 2018, we completed manufacturing of our first 100 Canadian-built eBalance devices. Upon receiving our Certificate of Conformity from LabTest Certification Inc., qualifying the eBalance devices as Class A (professional use) and Class B (in-home use), we collaborated with our production facility operated by NDS Electronic Solutions Inc. (“NDS”) in order to manufacture the eBalance devices. The new Canadian-built eBalance devices are manufactured in accordance with the design specifications and stringent standards imposed by the Company. The eBalance devices were certified to CSA, CE and UL standards for electrical safety and emission standards, and are eligible to bear the LabTest Certification Mark with adjacent indicators “C” and “US”.

The Company is expecting that majority of the eBalance devices manufactured in December will be used for promotional and introductory material. However, the Company is also expecting to start its commercial activity in January of 2019.

Credit Line Agreement

On December 27, 2018, we entered into an agreement with Mr. Richard Jeffs (the “Lender”), the Company’s shareholder (the “Agreement”), for an unsecured line of credit of up to $250,000 (the “Credit Line”) of which $100,000 was advanced to the Company on December 20, 2018.

Under the Agreement, we may borrow against the Credit Line and repay any portion of the amount borrowed at any time. The funds advanced under the Credit Line accumulate interest at a rate of 6% per annum. In consideration for the Credit Line, we issued to the Lender non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 shares of our common stock exercisable at $0.05 per share and expiring on December 27, 2021. The Warrants vest at a rate of 20 warrants for every $1 drawn on the Credit Line, with 2,000,000 warrants having vested on the grant date of the Warrants on account of $100,000 advance noted above.

In addition, in recognition of $124,148 previously advanced by the Lender, we issued to the Lender non-transferable share purchase warrants (the “Additional Warrants”) to purchase up to 2,482,960 shares exercisable at $0.05 per share and expiring on December 27, 2021. The Additional Warrants vested at the time of grant.

We are planning to use the funds available under the Credit Line for working capital and to increase the current inventory of eBalance devices to facilitate our move toward commercialization.

Results of Operations for the Three and Six Months Ended November 30, 2018, and 2017

Our operating results for the three and six months ended November 30, 2018, and 2017, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Six Months Ended
	November 30, 2018	November 30, 2017	Percentage Increase/ (Decrease)	November 30, 2018	November 30, 2017	Percentage Increase/ (Decrease)
Operating expenses
Amortization	110	38,434	(99.7)%	110	77,557	(99.9)%
Consulting fees	66,678	61,422	8.6%	130,638	644,881	(79.7)%
General and administrative expenses	24,448	33,586	(27.2)%	52,077	88,061	(40.9)%
Research and development costs	33,633	41,491	(18.9)%	183,367	88,994	106.0%
Stock-based compensation	-	6,130	(100.0)%	-	106,931	(100)%
Total operating expenses	124,869	181,063	(31.0)%	366,192	1,006,424	(63.6)%
Interest	2,648	327	709.8%	4,790	8,241	(41.9)%
Net loss	$127,517	$181,390	(29.7)%	$370,982	$1,014,665	(63.4)%

Revenues

We did not generate any revenue during the three and six months ended November 30, 2018, and 2017. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, and to a small market share, we do not expect to have significant operating revenue in the near future.

Operating Expenses

During the three-month period ended November 30, 2018, our operating expenses decreased by 31%, or $56,194 from $181,063 incurred during the three months ended November 30, 2017, to $124,869 incurred during the three months ended November 30, 2018. The decrease was mainly associated with a $38,324 reduction in our amortization expense, which decreased from $38,434 at November 30, 2017, to $110 at November 30, 2018; the decrease resulted from us fully expensing our equipment at May 31, 2018. In addition to the reduced amortization, our research and development and general and administrative fees decreased by $7,858 and $9,138, respectively, and our stock-based compensation decreased by $6,130. These reductions were in part offset by increases to our consulting fees, which increased by $5,256, from $61,422 at November 30, 2017, to $66,678 at November 30, 2018.

During the six-month period ended November 30, 2018, our operating expenses decreased by 63.6% from $1,006,424 incurred during the six months ended November 30, 2017, to $366,192 incurred during the six months ended November 30, 2018. The most significant changes were as follows:

•

During the six-month period ended November 30, 2018, our consulting fees decreased by $514,243, from $644,881 we incurred during the six-month period ended November 30, 2017, to $130,638 we incurred during the six months ended November 30, 2018. Larger consulting fees during the six-month period ended November 30, 2017, were associated with a fair market value of the options to acquire up to 1,750,000 shares of our common stock we granted to our consultants for business development services. We did not grant any stock options to consultants during the six-month period ended November 30, 2018.

•

Our research and development fees for the six-month period ended November 30, 2018, increased by $94,373, from $88,994 we incurred during the six-month period ended November 30, 2017, to $183,367 we incurred during the six months ended November 30, 2018. The higher research and development fees during the six-month period ended November 30, 2018, resulted mainly from $140,460 (CAD$185,000) we incurred to Western Robotics Ltd., whom we engaged to assist us with enhancement and further re-designing of our eBalance Pro wellness devices.

•

Our stock-based compensation for the six-month period ended November 30, 2018, decreased by $106,931, as we did not have any transactions that would have resulted in equity compensation. During the comparative six-month period ended November 30, 2017, our stock-based compensation was $106,931 and included $89,556 in fair market value of the options to acquire up to 300,000 shares of our common stock we granted to Ms. Silina pursuant to the stock option agreement with her, and $17,375 in fair market value of the options to acquire up to 2,400,000 shares of our common stock we granted to Dr. Sanderson, our former Chief Medical Officer.

•

Our general and administrative fees for the six-month period ended November 30, 2018, decreased by $35,984, or 40.9%, from $88,061 we incurred during the six-month period ended November 30, 2017, to $52,077 we incurred during the six months ended November 30, 2018. The largest factor that contributed to this change was associated with fluctuations in foreign exchange rates, which resulted in $1,257 loss we recorded during the six-month period ended November 30, 2018, as compared to $18,622 loss we recorded during the six-month period ended November 30, 2017. Other factors that affected our general and administrative fees were professional fees of $182 (2017 - $9,971), filing and regulatory fees of $13,237 (2017 - $12,788), office expenses of $2,809 (2017 - $5,537), accounting and audit fees of $770 (2017 - $4,250), and travel and entertainment expenses of $3,518 (2017 - $6,313).

•

Our amortization expenses, decreased by $77,447, from $77,557 we recorded for the six-month period ended November 30, 2017, to $110 we recorded for the six-month period ended November 30, 2018. The decrease was associated with our decision to fully expense the equipment we acquired in the prior years, as the Company did not expect to receive a future benefit from the equipment.

Other Items

•

During the six-month period ended November 30, 2018, we accrued $4,790 (2017 - $8,241) in interest associated with the outstanding notes payable. Of this interest, $4,294 (2017 - $3,170) was accrued on the notes payable we issued to Mr. Jeffs, our shareholder.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2018	As at May 31, 2018	Percentage Change
Current assets	$93,380	$45,259	106.3%
Current liabilities	1,532,206	1,118,677	37.0%
Working capital deficit	$(1,438,826)	$(1,073,418)	34.0%

As of November 30, 2018, we had a cash balance of $24,377, a working capital deficit of $1,438,826 and cash flows used in operations of $63,434 for the period then ended. During the six-month period ended November 30, 2018, we funded our operations with $23,029 (CAD$30,000) we received from Mr. Jeffs, our shareholder, $23,975 (CAD$31,200) we received from an unrelated lender and $28,871 we borrowed from unrelated parties as short-term, non-interest bearing advances.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended November 30, 2018. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Six months ended November 30,
	2018	2017
Cash flows used in operating activities	$(63,434)	$(333,204)
Cash flows used in investing activities	(1,915)	-
Cash flows provided by financing activities	75,875	372,614
Effects of foreign currency exchange on cash	5,651	1,464
Net increase in cash during the period	$16,177	$40,874

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2018, was $63,434. This cash was primarily used to cover our cash operating expenses of $368,483, to increase our inventory by $3,240, work in progress by $46,832, and to decrease our accrued liabilities by $13,107. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $75,053 and $26,352, respectively, by $16,823 increase to our current assets and $250,000 increase in unearned revenue associated with a deposit we received under the LOI with Live Current Media, Inc.

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

Non-cash transactions

During the six months ended November 30, 2018, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$4,790 in interest we accrued on the outstanding notes payable. Of this interest, $4,294 was accrued on the notes payable we issued to Mr. Jeffs, our shareholder;

•

$387 in financing fees associated with notes payable we issued to Mr. Jeffs;

•

$110 in amortization on new equipment we acquired for our manufacturing operations, and

•

$2,788 in unrealized foreign exchange, which resulted from fluctuations of the Canadian dollar and European Euro-denominated transactions.

During the six months ended November 30, 2017, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

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

•

$522,407 in fair value of the option to acquire up to 1,750,000 shares our common stock we issued for consulting services;

•

$8,241 in interest we accrued on the outstanding notes payable. Of this interest, $3,170 was accrued on the notes payable we issued to Mr. Jeffs, our shareholder;

•

$77,557 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology; and

•

$5,127 in unrealized foreign exchange, which resulted from fluctuations of the Canadian dollar and European Euro-denominated transactions.

Net Cash Provided by Financing Activities

During the six months ended November 30, 2018, we borrowed a total of  $23,029 (CAD$30,000) from our shareholder. Of this amount CAD$20,000 in principal bear interest at 12% per annum, compounded monthly, are unsecured and payable on demand; and CAD$10,000 was advanced as a non-interest bearing short-term loan, which was payable within 14 days from the grant. We have not repaid this loan when due, and therefore it is payable on demand. In addition, we borrowed $23,975 (CAD$31,200) from an unrelated party. The loan bears interest at 6% per annum and is compounded monthly.  During the same period, we borrowed a total of $28,871 from unrelated parties under non-interest bearing advances which are payable on demand.

During the six-month period ended November 30, 2017, we borrowed a total of $19,318 (CAD$25,000) from our shareholder and $6,000 from an unrelated party. The loans are unsecured, payable on demand and bear interest at 6% per annum, compounded monthly. In addition to the loans, we received $370,000 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2017. During the same period we repaid net of $22,704 in non-interest bearing advances with an unrelated party.

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

Net Cash Used in Investing Activities

During the six months ended November 30, 2018, we spent $1,915 acquiring equipment for the manufacturing of our eBalance devices. We did not have any investing activities during the six months ended November 30, 2017.

Going Concern

The notes to our unaudited interim consolidated financial statements as at November 30, 2018, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage, and as such, we were able to generate only minimal revenue from the operations. Our research and development plans, as well as our commercialization efforts of the eBalance devices in the near future, will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance devices.

We have accumulated a deficit of $6,421,823 since inception, and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There is a high degree of risk associated with investing in our securities.  Prospective investors should carefully read this Quarterly Report on Form 10-Q and consider the following risk factors when deciding whether to purchase our securities.

The risk factors outlined below are some of the known, substantial, material and potential risks that could adversely affect our business, financial condition, operating results, and common share value. We cannot assure that we will successfully address these or any unknown risks and a failure to do so can have a negative impact on your investment.  We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also impair or adversely affect our business, financial condition or results of operation.

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

The market for devices and therapies for treating and managing diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete indirectly with large pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, MediSense Inc., and TheraSense Inc. These competitors’ products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate our target market they could threaten our position in the market.

We are subject to numerous governmental regulations which can increase our costs of developing our eBalance Technology and products based on this technology.

Our products may be subject to rigorous regulation by the FDA, Health Canada, and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, our products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and substantial additional costs. In addition, we can give no assurance that we will remain in compliance with applicable FDA, Health Canada, and other regulatory requirements once we receive an approval or marketing authorization for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and post-marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns.

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

Competitors may claim that our Technology infringes upon their intellectual property. Resolving an intellectual property infringement claim can be costly and time-consuming and may require us to enter into license agreements. We cannot guarantee that we would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our product. Any of these events could have a material adverse effect on our profitability and financial condition.

Our research and development efforts may not result in the development of commercially successful products based on our eBalance Technology, which may hinder our profitability and future growth.

Our eBalance Technology is currently in the research and development stage as are our planned products incorporating this technology.  To develop commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We must make substantial ongoing expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after investment of significant funds. Planned products may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others.

Even if we successfully develop marketable products or commercially develop our current technology, we may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations.

Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether we will be launching our products under development, whether we will be able to develop, license, or otherwise acquire new products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, causing our revenues and operating results to suffer.

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

To date we have generated only minimal revenues. No profits have been made to date, and if we fail to make any, then we may fail as a business, and an investment in our common stock will be worth nothing. We have a very limited operating history and thus our progress, as well as potential future success, cannot be reasonably estimated. Success has yet to be proven, and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, we have accumulated a deficit of $6,421,823 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing, or our business will fail.

We must obtain additional capital, or our business will fail. To continue development of our eBalance Technology and to complete clinical trials, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments.

Risks related to our stock

We expect to raise additional capital through the offering of more shares, which will result in dilution to our current shareholders.

Raising additional capital through future offerings of common stock is expected to be necessary for our Company to continue.  However, there is no guarantee that we will be successful in raising additional capital. Issuance of additional stock will increase the total number of shares issued and outstanding resulting in a decrease in the percentage interest held by each of our shareholders.

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

•

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws;

•

contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•

contains a toll-free telephone number for inquiries on disciplinary actions;

•

defines significant terms in the disclosure document or the conduct of trading in penny stocks; and

•

contains such other information and is in such form, including language, type, size, and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 27, 2018, the Company issued to Mr. Richard Jeffs (the “Lender”) non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 shares of Cell MedX’s common stock exercisable at US$0.05 per share and expiring on December 27, 2021. The Warrants were issued as consideration for the line of credit Mr. Jeffs made available to the Company under the Agreement for Credit Line, as more specifically described in  the Part I, Item 2, Recent Corporate Developments section of this Quarterly Report on Form 10-Q. The Warrants vest at a rate of 20 warrants for every $1 drawn on the Credit Line, with 2,000,000 warrants having vested on the grant date of the Warrants on account of $100,000 advance issued on December 20, 2018.

In addition, in recognition of $124,148 previously advanced by the Lender in series of separate loan agreements, the Company issued to the Lender non-transferable share purchase warrants (the “Additional Warrants”) to purchase up to 2,482,960 shares exercisable at $0.05 per share and expiring on December 21, 2021. The Additional Warrants vested at the time of grant.

The Warrants and the Additional Warrants were issued to the Lender in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S of the Securities Act, on the basis of representations made by the Lender that he is not a "US Person" (as that term is deﬁned in Regulation S) and was not in the United States at the time the Lender acquired the Warrants.  The Company did not engage in any form of “directed selling efforts” (as that term is defined in Regulation S) in connection with the offering of the Warrants to the Lender.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)

Exhibit Number	Description of Document
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (14)

10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs. (19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)

Exhibit Number	Description of Document
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina (20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp. (20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)

10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.(23)
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.(23)
10.47	Loan Agreement and Note Payable dated June 7, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.48	Loan Agreement and Note Payable dated July 3, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.49	Loan Agreement and Note Payable dated August 1, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.50	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018. (23)
10.51	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs dated for reference September 6, 2018. (23)
10.52	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018. (23)
10.53	Loan Agreement and Note Payable dated September 13, 2018, among Cell MedX Corp., and Tradex Capital Corp.
10.54	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(24)
14.1	Code of Ethics (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three and six months ended November 30, 2018, and 2017 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at November 30, 2018 (unaudited), and May 31, 2018.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the three and six months ended November 30, 2018, and 2017.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at November 30, 2018.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six-month Periods ended November 30, 2018 and 2017.

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

(24)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: January 14, 2019	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 14, 2019	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)