Form 10-Q
period 2019-02-28
Cell MedX Corp.
filed 2019-04-22
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2019

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 19, 2019 was 44,282,749.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	February 28, 2019	May 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$130,861	$8,200
Inventory	64,165	10,793
Other current assets	25,475	26,266
Total current assets	220,501	45,259

Equipment	1,447	-
Total assets	$221,948	$45,259

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$705,889	$594,716
Accrued liabilities	7,500	20,600
Due to related parties	369,613	334,317
Notes and advances payable	475,963	117,459
Unearned revenue	301,390	51,585
Total liabilities	1,860,355	1,118,677

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 44,282,749 shares issued and outstanding at February 28, 2019 and May 31, 2018	44,283	44,283
Additional paid-in capital	5,109,866	4,916,201
Reserves	14,400	14,400
Accumulated deficit	(6,812,490)	(6,050,841)
Accumulated other comprehensive income	5,534	2,539
Total stockholders' deficit	(1,638,407)	(1,073,418)
Total liabilities and stockholders’ deficit	$221,948	$45,259

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2019	2018	2019	2018

Operating expenses
Amortization	$343	$37,461	$453	$115,018
Consulting fees	66,732	64,483	197,370	709,364
General and administrative expenses	35,953	79,779	87,643	167,840
Research and development costs	64,033	111,171	247,400	200,165
Stock-based compensation	-	1,541	-	108,472
Total operating expenses	167,061	294,435	532,866	1,300,859

Other items
Financing costs	(218,665)	-	(219,052)	-
Interest	(4,941)	(1,376)	(9,731)	(9,617)
Net loss	(390,667)	(295,811)	(761,649)	(1,310,476)

Unrealized foreign exchange translation gain (loss)	(4,351)	914	2,995	744
Comprehensive loss	$(395,018)	$(294,897)	$(758,654)	$(1,309,732)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding - basic and diluted	44,282,749	44,226,749	44,282,749	42,780,895

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in		Deficit	Comprehensive
	Shares	Amount	Capital	Reserves	Accumulated	Income	Total

Balance - May 31, 2017	40,244,605	$40,245	$3,294,224	$-	$(4,504,043)	$247	$(1,169,327)

Stock-based compensation	-	-	108,472	-	-	-	108,472
Options issued for consulting fees	-	-	522,407	-	-	-	522,407
Shares issued for cash	1,480,000	1,480	368,520	-	-	-	370,000
Shares issued for debt	2,318,144	2,318	577,218	-	-	-	579,536
Units issued on conversion of deposits	240,000	240	45,360	14,400	-	-	60,000
Net loss for the nine months ended February 28, 2018	-	-	-	-	(1,310,476)	-	(1,310,476)
Translation to reporting currency	-	-	-	-	-	744	744

Balance - February 28, 2018	44,282,749	44,283	4,916,201	14,400	(5,814,519)	991	(838,644)

Net loss for the three months ended May 31, 2018	-	-	-	-	(236,322)	-	(236,322)
Translation to reporting currency	-	-	-	-	-	1,548	1,548
				-
Balance - May 31, 2018	44,282,749	44,283	4,916,201	14,400	(6,050,841)	2,539	(1,073,418)

Warrants issued for credit facility	-	-	193,665	-	-	-	193,665
Net loss for the nine months ended February 28, 2019	-	-	-	-	(761,649)	-	(761,649)
Translation to reporting currency	-	-	-	-	-	2,995	2,995

Balance - February 28, 2019	44,282,749	$44,283	$5,109,866	$14,400	$(6,812,490)	$5,534	$(1,638,407)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Nine Months Ended February 28,
	2019	2018

Cash flows used in operating activities
Net loss	$(761,649)	$(1,310,476)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	9,731	9,617
Amortization	453	115,018
Consulting fees - non-cash	-	522,407
Financing fees - non-cash	219,052	-
Unrealized foreign exchange	(4,635)	5,976
Stock-based compensation	-	108,472
Changes in operating assets and liabilities
Inventory	(53,607)	(21,203)
Other current assets	656	(5,527)
Accounts payable	111,836	95,224
Accrued liabilities	(13,100)	(74,200)
Unearned revenue	250,000	59,588
Due to related parties	35,752	76,440
Net cash flows used in operating activities	(205,511)	(418,664)

Cash flows used in investing activities
Acquisition of equipment	(1,915)	-
Net cash used in investing activities	(1,915)	-

Cash flows from financing activities
Advances payable	28,871	(22,704)
Proceeds from notes payable	297,004	25,318
Proceeds from subscription to shares	-	370,000
Net cash provided by financing activities	325,875	372,614

Effects of foreign currency exchange on cash	4,212	2,604
Increase (decrease) in cash	122,661	(43,446)
Cash, beginning	8,200	67,494
Cash, ending	$130,861	$24,048

Non-cash financing transactions:
Settlement of debt with shares	$-	$579,536
Units issued on conversion of deposits	$-	$60,000

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended February 28, 2019, are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Going concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2019, the Company has not achieved profitable operations and has accumulated a deficit of $6,812,490. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 7) at February 28, 2019 and May 31, 2018:

	February 28, 2019	May 31, 2018
Due to the former Chief Executive Officer (“CEO”) and director	$53,154	$54,275
Due to a director, CEO and President	64,800	32,400
Due to the Chief Financial Officer (“CFO”)	29,002	20,790
Due to the Vice President (“VP”), Technology and Operations	54,833	59,035
Due to the former Chief Medical Officer	81,059	81,059
Due to the former VP, Corporate Strategy	86,765	86,758
Due to related parties	$369,613	$334,317

These amounts are unsecured, due on demand and bear no interest.

During the nine-month periods ended February 28, 2019 and 2018, the Company had the following transactions with related parties:

	February 28, 2019	February 28, 2018
Management fees incurred to the CEO	$32,400	$32,400
Management fees incurred to the former CEO	--	39,730
Management fees incurred to the CFO	9,000	9,000
Stock-based compensation incurred to the CFO	--	89,556
Consulting fees incurred to the VP, Technology and Operations	38,065	35,457
Stock-based compensation incurred to the Former Chief Medical Officer	--	18,916
Financing expenses incurred to the Company’s major shareholder (Note 7)	227,450	4,456
Total transactions with related parties	$306,915	$229,515

NOTE 3 - INVENTORY

As at February 28, 2019, the inventory consisted of supplies held for resale valued at $38,425 (May 31, 2018 - $10,793) and work in progress, which was associated with manufacturing of ebalance devices, valued at $25,740 (May 31, 2018 - $Nil).

In December 2018, the Company finalized manufacture of the first 100 Canadian-built ebalance devices. The devices are being used for further research and development, therefore the cost associated with manufacturing of these devices was recognized as part of research and development expenses.

NOTE 4 - OTHER CURRENT ASSETS

As at February 28, 2019, other current assets consisted of $16,953 in prepaid expenses (May 31, 2018 - $23,915) and $8,522 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2018 - $2,351).

NOTE 5 - EQUIPMENT

Amortization schedule for the equipment at February 28, 2019 and May 31, 2018:

	February 28, 2019	May 31, 2018
Book value, beginning of the period	$--	$193,571
Changes during the period	1,915	(193,571)
Amortization	(453)	--
Foreign exchange	(15)	--
Book value, end of the period	$1,447	$--

NOTE 6 - UNEARNED REVENUE

As at May 31, 2018, the Company recorded $301,390 (May 31, 2018 - $51,585) in unearned revenue for deposits, of which $250,000 represented a refundable deposit for exclusive worldwide distribution rights the Company received from an arms-length party under the terms of the letter of intent (the “LOI”) the Company signed on September 10, 2018. The Company entered into the definitive distribution agreement for the exclusive worldwide distribution rights subsequent to February 28, 2019 (Note 9).

NOTE 7 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at February 28, 2019 and May 31, 2018:

As at February 28, 2019
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$29,692	6%	Non-convertible	$1,171	$30,863
117,127	0%-12%	Related party(1)	10,520	127,647
275,000	6%	Related party(1),(2)	2,253	277,253
40,200	0%	Advances(3)	--	40,200
$462,019			$13,944	$475,963

As at May 31, 2018
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$6,000	6%	Non-convertible	$225	$6,225
95,570	6%-12%	Related party	4,066	99,636
11,598	0%	Advances	--	11,598
$113,168			$4,291	$117,459

(1) Related Party Loans Payable

During the nine-month period ended February 28, 2019, the Company entered into the following unsecure loan agreements with Mr. Richard Jeffs, the Company’s major shareholder:

Date	Principal (CAD$)	Interest Rate	Additional Terms	Accrued Interest (CAD$)	Total Book Value (CAD$)
June 7, 2018	$10,500	12%	Convertible into units of the Company’s common stock at $0.10 per unit. Includes CAD$500 finance fee, added to principal. Payable on demand.	$955	$11,455
July 3, 2018	$10,000	0%	Short-term loan payable within 14 days after grant. As at February 28, 2019, the loan has not been repaid and therefore was payable on demand.	--	10,000
August 1, 2018	$10,000	12%	Convertible into units of the Company’s common stock on the terms and at a price of the private placement offering open at the time of conversion. Payable on demand.	715	10,715
	$30,500			$1,670	$32,170

(2) Unsecured Line of Credit with Related Party

On December 27, 2018, the Company entered into an agreement with a major shareholder (the “Lender”) for an unsecured line of credit of up to USD$250,000 (the “Credit Line”) of which USD$100,000 was advanced to the Company on December 20, 2018 and USD$150,000 was advanced on January 25, 2019. The funds advanced under the Credit Line accumulate interest at a rate of 6% per annum compounded monthly and are payable on demand.

The Company agreed to pay Credit Line set-up fee of $25,000, which was recognized as non-cash financing fee, and was added to the principal (the “Set-up Fee”). The Set-up Fee accrues interest at 6% per annum compounded monthly and is payable upon demand and at the same time with the Credit Line.

In consideration for the Credit Line the Company issued to the Lender non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 Company’s shares exercisable at USD$0.05 per share and expiring on December 27, 2021. The Warrants vested at a rate of 20 warrants for every USD$1 drawn on the Credit Line. In addition, in recognition of USD$124,128 previously advanced by the Lender in series of separate loan agreements, the Company issued to the Lender non-transferable share purchase warrants (the “Additional Warrants”) to purchase up to 2,482,960 shares exercisable at USD$0.05 per share and expiring on December 27, 2021. The Additional Warrants vested at the time of grant.

The Warrants and the Additional Warrants were determined to be detachable from the debt instrument, as the debt instrument does not have to be surrendered to exercise the warrant. Under the guidance provided by ASC 470-20-25-2, proceeds from the sale of debt instrument with stock purchase warrants must be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants was $193,665 and was recorded to additional paid-in capital.

Since the Credit Line is due on demand, the Company expensed $193,665 immediately upon receipt of advances.

At December 27, 2018, and January 25, 2019, the fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

	At December 27, 2018	At January 25, 2019
Expected Warrant Life	3 years	2.92years
Risk-Free Interest Rate	2.5%	2.58%
Expected Dividend Yield	Nil	Nil
Expected Stock Price Volatility	161.1%	161.2%

(3) Advances Payable

During the nine-month period ended February 28, 2019, the Company borrowed $28,871 from unrelated parties. The advances are non-interest bearing, unsecured and payable on demand.

(4) Interest Expense

During the nine-month period ended February 28, 2019, the Company recorded $9,731 (2017 - $9,617) in interest expense associated with its liabilities under the notes and advances payable, of which $2,254 was accrued on the Line of Credit.

NOTE 8 - SHARE CAPITAL

Options

The changes in the number of stock options outstanding during the nine-month period ended February 28, 2019, and for the year ended May 31, 2018 are as follows:

	Nine months ended February 28, 2019			Year ended May 31, 2018
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	9,450,000		$0.35	7,550,000		$0.35
Options granted	--	$	n/a	2,050,000		$0.35
Options expired	--	$	n/a	(150,000)		$0.20
Options cancelled	(2,400,000)		$0.67	--	$	n/a
Options outstanding, ending	7,050,000		$0.24	9,450,000		$0.35

Details of options outstanding and exercisable as at February 28, 2019, are as follows:

Exercise price	Grant date	Number of options Outstanding and exercisable
$0.05	November 25, 2014	2,500,000
$0.35	August 5, 2015	2,500,000
$0.35	August 24, 2017	2,050,000
		7,050,000

At February 28, 2019, the weighted average remaining contractual life of the stock options outstanding was 2.05 years.

Warrants

The changes in the number of warrants outstanding during the nine-month period ended February 28, 2019, and for the year ended May 31, 2018 are as follows:

	Nine months ended February 28, 2019	Year ended May 31, 2018
Warrants outstanding, beginning	12,814,605	11,094,605
Warrants issued	7,482,960	1,720,000
Warrants outstanding, ending	20,297,565	12,814,605

Details of warrants outstanding as at February 28, 2019, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.40 during the period from March 3, 2018 to March 3, 2019 $0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000
$1.00 during the period from October 12, 2018 to October 12, 2019 $1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605
$1.00 during the period from October 12, 2018 to October 12, 2019 $1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000
$1.00 during the period from February 7, 2019 to February 7, 2020 $1.50 during the period from February 7, 2020 to February 7, 2021	February 7, 2018	240,000
$0.05 during the period from December 27, 2018 to December 27, 2021	December 27, 2018	7,482,960
		20,297,565

At February 28, 2019, the weighted average life and price of the warrants was 2.56 years and $0.59, respectively.

NOTE 9 - SUBSEQUENT EVENT

Subsequent to February 28, 2019, the Company entered into an exclusive worldwide distribution agreement of its ebalance devices for home-use (the “Agreement”) with an arms length party, Live Current Media, Inc. (“LIVC”) (Note 6). To secure the right under the Agreement the Company received a USD$250,000 deposit, which was recorded as part of unearned revenue. To maintain the exclusivity, LIVC will be required to meet certain volume requirements and to pay a monthly recurring fee, which, following the Initial Term of 24 months, was agreed to be USD$100,000.

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

Recent Corporate Developments

The following corporate developments occurred during the quarter ended February 28, 2019, and up to the date of the filing of this report:

Exclusive Worldwide Distribution Agreement

On March 21, 2019, we entered into an exclusive worldwide distribution agreement of our ebalance devices for home-use (the “Agreement”) with Live Current Media, Inc. (“LIVC”), an arms length party.  To secure the right to earn the exclusive worldwide distribution rights LIVC paid us a one-time fee of $250,000, pursuant to the letter of intent we signed with LIVC on September 10, 2018.

In order to maintain the exclusivity, LIVC must order a minimum of 2,000 devices by the end of a 24-month period from the date the ebalance device receives its 510k clearance from the FDA (the “Initial Term”). LIVC will be able to order the ebalance devices at a 20% discount to the regular retail price at the time of the order (the “License Fee”), with 50% of the License Fee payable at the time of placing an order, and remaining 50% payable on the specified delivery date of the devices. During the Initial Term the License Fee for the ebalance devices will be fixed at CAD$2,400 per device.

In addition to the License Fee, LIVC will be required to pay a monthly recurring fee per each ebalance device equal to 50% of the regular monthly home-use fee set by the Company. Following the Initial Term, the minimum monthly fee will be $100,000.

Agreement for a Line of Credit

On December 27, 2018, we entered into an agreement with Mr. Richard Jeffs (the “Lender”), the Company’s major shareholder (the “Agreement”), for an unsecured line of credit of up to $250,000 (the “Line of Credit”) of which $100,000 was advanced to the Company on December 20, 2018, and remaining $150,000 were advanced on January 25, 2019.

Under the Agreement, we were able to borrow against the Line of Credit and repay any portion of the amount borrowed at any time. The funds advanced under the Line of Credit accumulate interest at a rate of 6% per annum. In consideration for the Line of Credit, we issued to the Lender non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 shares of our common stock exercisable at $0.05 per share and expiring on December 27, 2021. The Warrants vested at a rate of 20 warrants for every $1 drawn on the Line of Credit. As of the date of this Quarterly Report on Form 10-Q all warrants have vested.

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

Majority of the ebalance devices manufactured in December are being used for promotional and introductory material and to continue further development and improvement of the current version of the device.

Results of Operations for the Three and Nine Months Ended February 28, 2019, and 2018

Our operating results for the three and nine months ended February 28, 2019, and 2018, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Nine Months Ended
	February 28, 2019	February 28, 2018	Percentage Increase/ (Decrease)	February 28, 2019	February 28, 2018	Percentage Increase/ (Decrease)
Operating expenses
Amortization	343	37,461	(99.1)%	453	115,018	(99.6)%
Consulting fees	66,732	64,483	3.5%	197,370	709,364	(72.2)%
General and administrative expenses	35,953	79,779	(54.9)%	87,643	167,840	(47.8)%
Research and development costs	64,033	111,171	(42.4)%	247,400	200,165	23.6%
Stock-based compensation	-	1,541	(100.0)%	-	108,472	(100.0)%
Total operating expenses	167,061	294,435	(43.3)%	532,866	1,300,859	(59.0)%
Financing costs	218,665	-	n/a	219,052	-	n/a
Interest	4,941	1,376	259.1%	9,731	9,617	1.2%
Net loss	$390,667	$295,811	32.1%	$761,649	$1,310,476	(41.9)%

Revenues

We did not generate any revenue during the three and nine months ended February 28, 2019, and 2018. Due to the current concentration on research and development of our ebalance Technology and devices based on this technology, and to a small market share, we do not expect to have significant operating revenue in the near future.

Operating Expenses

During the three-month period ended February 28, 2019, our operating expenses decreased by 43.3%, or $127,374 from $294,435 incurred during the three months ended February 28, 2018, to $167,061 incurred during the three months ended February 28, 2019. The decrease was associated with a $37,118 reduction in our amortization expense, which decreased from $37,461 at February 28, 2018, to $343 at February 28, 2019; this decrease resulted from us fully expensing our equipment at May 31, 2018. Our research and development fees decreased by $47,138, from $111,171 we incurred during the three months ended February 28, 2018 to $64,033 we incurred during the three months ended February 28, 2019, and our general and administrative expenses decreased by $43,826 to $35,953 as at February 28, 2019. Our stock-based compensation decreased by $1,541. These reductions were in part offset by an increase to our consulting fees of $2,249, from $64,483 at February 28, 2018, to $66,732 at February 28, 2019.

During the nine-month period ended February 28, 2019, our operating expenses decreased by 59% from $1,300,859 we incurred during the nine months ended February 28, 2018, to $532,866 we incurred during the nine months ended February 28, 2019. The most significant changes were as follows:

•

During the nine-month period ended February 28, 2019, our consulting fees decreased by $511,994, from $709,364 we incurred during the nine-month period ended February 28, 2018, to $197,370 we incurred during the nine months ended February 28, 2019. Larger consulting fees during the nine-month period ended February 28, 2018, were associated with a fair market value of the options to acquire up to 1,750,000 shares of our common stock we granted to our consultants for business development services. We did not grant any stock options to consultants during the nine-month period ended February 28, 2019.

•

Our research and development fees for the nine-month period ended February 28, 2019, increased by $47,235, from $200,165 we incurred during the nine-month period ended February 28, 2018, to $247,400 we incurred during the nine months ended February 28, 2019. The higher research and development fees during the nine-month period ended February 28, 2019, resulted mainly from $140,460 (CAD$185,000) we incurred to Western Robotics Ltd., whom we engaged to assist us with enhancement and further re-designing of our ebalance Pro wellness devices.

•

Our stock-based compensation for the nine-month period ended February 28, 2019, decreased by $108,472, as we did not have any transactions that would have resulted in equity compensation. During the comparative nine-month period ended February 28, 2018, our stock-based compensation was $108,472 and included $89,556 in fair market value of the options to acquire up to 300,000 shares of our common stock we granted to Ms. Silina pursuant to the stock option agreement with her, and $18,916 in fair market value of the options to acquire up to 2,400,000 shares of our common stock we granted to Dr. Sanderson, our former Chief Medical Officer.

•

Our general and administrative fees for the nine-month period ended February 28, 2019, decreased by $80,197 or 47.8%, from $167,840 we incurred during the nine-month period ended February 28, 2018, to $87,643 we incurred during the nine months ended February 28, 2019. The largest factor that contributed to this change was associated with decrease in management fees of $39,730 from $81,130 we incurred during the nine-month period ended February 28, 2018, to $41,400 we incurred during the nine months ended February 28, 2019. The fluctuation in foreign exchange rates resulted in $1,217 gain we recorded during the nine-month period ended February 28, 2019, as compared to $23,107 loss we recorded during the nine-month period ended February 28, 2018. Other costs that were included in our general and administrative fees were professional fees of $182 (2018 - $10,176), filing and regulatory fees of $21,357 (2018 - $18,853), office expenses of $4,685 (2018 - $7,164), accounting and audit fees of $7,574 (2018 - $10,654), and travel and entertainment expenses of $3,967 (2018 - $10,195).

•

Our amortization expense, decreased by $114,565, from $115,018 we recorded for the nine-month period ended February 28, 2018, to $453 we recorded for the nine-month period ended February 28, 2019. The decrease was associated with our decision to fully expense the equipment we acquired in the prior years, as the Company did not expect to receive a future benefit from the equipment.

Other Items

On December 27, 2018, Mr. Richard Jeffs provided us with a line of credit of up to $250,000 (the “Line of Credit”), which we fully exhausted as at February 28, 2019. The funds advanced under the Line of Credit accumulate interest at a rate of 6% per annum compounded monthly and are payable on demand. We agreed to pay Line of Credit set-up fee of $25,000, which we recognized as part of financing fees.

In consideration for the Line of Credit we granted Mr. Jeffs non-transferable share purchase warrants (the “Warrants”) to acquire up to 5,000,000 common shares, in addition we granted Mr. Jeffs 2,482,960 share purchase warrants in recognition of $124,128 previously advanced to us by Mr. Jeffs in series of separate loan agreements. The portion of the proceeds calculated to be $193,665 was allocated to the warrants and was recorded to additional paid-in capital. Since the Line of Credit is due on demand, we recognized $193,665 as part of financing costs immediately upon receipt of the advances.

During the nine-month period ended February 28, 2019, we accrued a total of $9,731 (2018 - $9,617) in interest associated with the outstanding notes payable and the funds advanced under the Line of Credit. Of this interest, $6,531 (2018 - $4,456) was accrued on the notes payable we issued to Mr. Jeffs and $2,254 was accrued on the Line of Credit.

Liquidity and Capital Resources

Working Capital

	As at February 28, 2019	As at May 31, 2018	Percentage Change
Current assets	$220,501	$45,259	387.2%
Current liabilities	1,860,355	1,118,677	66.3%
Working capital deficit	$(1,639,854)	$(1,073,418)	52.8%

As of February 28, 2019, we had a cash balance of $130,861, a working capital deficit of $1,639,854 and cash flows used in operations of $205,511 for the period then ended. During the nine-month period ended February 28, 2019, we funded our operations with $23,029 (CAD$30,000) we received from Mr. Jeffs, our major shareholder, $23,975 (CAD$31,200) we received from an unrelated lender and $28,871 we borrowed from unrelated parties as short-term, non-interest bearing advances. In addition, we borrowed $250,000 under the Line of Credit with Mr. Jeffs.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended February 28, 2019. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Nine months ended February 28,
	2019	2018
Cash flows used in operating activities	$(205,511)	$(418,664)
Cash flows used in investing activities	(1,915)	-
Cash flows provided by financing activities	325,875	372,614
Effects of foreign currency exchange on cash	4,212	2,604
Net increase (decrease) in cash during the period	$122,661	$(43,446)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2019, was $205,511. This cash was primarily used to cover our cash operating expenses of $537,048, to increase our inventory by $27,825, work in progress by $25,782, and to decrease our accrued liabilities by $13,100. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $111,836 and $35,752, respectively, by $656 increase to our current assets and $250,000 increase in unearned revenue associated with a deposit we received under the LOI with Live Current Media, Inc.

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

Non-cash transactions

During the nine months ended February 28, 2019, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•

$219,052 in financing fees. Of this amount, $193,665 was associated with fair value of 7,482,960 warrants we issued to Mr. Jeffs in consideration for the $250,000 Line of Credit which we secured with Mr. Jeffs, our major shareholder; $25,000 was attributable to the setup fee we agreed to in relation to securing the Line of Credit, and $387 was associated with the notes payable we issued to Mr. Jeffs earlier in the period ended February 28, 2019;

•

$9,731 in interest we accrued on the outstanding notes payable. Of this interest, $6,531 was accrued on the notes payable we issued to Mr. Jeffs, and $2,254 was accrued on the funds advanced under the Line of Credit with Mr. Jeffs;

•

$453 in amortization on new equipment we acquired for our manufacturing operations, and

•

$4,635 in unrealized foreign exchange, which resulted from fluctuations of the Canadian dollar and European Euro-denominated transactions.

During the nine months ended February 28, 2018, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

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

•

$9,617 in interest we accrued on the outstanding notes payable. Of this interest, $4,456 was accrued on the notes payable we issued to Mr. Jeffs;

•

$115,018 in amortization expense we recorded on the equipment we use in our research of the eBalance Technology; and

•

$5,976 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

Net Cash Provided by Financing Activities

During the nine months ended February 28, 2019, we borrowed a total of $23,029 (CAD$30,000) from Mr. Jeffs, our major shareholder. Of this amount CAD$20,000 in principal bear interest at 12% per annum, compounded monthly, are unsecured and payable on demand; and CAD$10,000 was advanced as a non-interest bearing short-term loan, which was payable within 14 days from the grant. We have not repaid this loan when due, and therefore it is payable on demand. In addition, we borrowed $23,975 (CAD$31,200) from an unrelated party. The loan bears interest at 6% per annum and is compounded monthly. During the same period, we borrowed a total of $28,871 from unrelated parties under non-interest bearing advances which are payable on demand.

As previously discussed, on December 27, 2018, we entered into an agreement with Mr. Jeffs, the Company’s major shareholder, for an unsecured line of credit of up to $250,000 (the “Line of Credit”) of which $100,000 we borrowed on December 20, 2018, and remaining $150,000 we borrowed on January 25, 2019. To set up the Line of Credit, we agreed to a $25,000 set-up fee (the “Set-up Fee”), which was added to the total amount borrowed from the Line of Credit. The balance borrowed under the Line of Credit as well as the Set-up Fee accumulate interest at a rate of 6% per annum and are payable on demand.

In consideration for the Line of Credit, we issued Mr. Jeffs non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 shares of our common stock exercisable at $0.05 per share and expiring on December 27, 2021. The Warrants vested at a rate of 20 warrants for every $1 drawn on the Line of Credit. As of the date of this Quarterly Report on Form 10-Q all warrants have vested.

In addition, in recognition of $124,148 previously advanced by the Lender, we issued to Mr. Jeffs non-transferable share purchase warrants (the “Additional Warrants”) to purchase up to 2,482,960 shares exercisable at $0.05 per share and expiring on December 27, 2021. The Additional Warrants vested at the time of grant. We determined the value of the Warrants and Additional Warrants to be $193,665, which we recorded as part of additional paid-in capital. Since the funds advanced under the Line of Credit are payable on demand, we expensed $193,665 as financing fees immediately upon receipt of advances.

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

On September 15, 2017, we received a letter from Mr. Jeffs notifying us that he had assigned the rights to $7,984 due to him under the demand notes payable and $54,516 due to him under the Term Loan to two unaffiliated parties. The assignees notified the Company of their intention to convert the debt acquired by them from Mr. Jeffs into the shares of the Company’s common stock as part of the proposed debt restructuring initiative (the “Debt Restructuring”), which we completed on October 12, 2017.

On February 7, 2018, we converted CAD$75,000 associated with a deposit on ebalance distribution contract we received in the first quarter of our Fiscal 2018 to units of our common stock at $0.25 per unit. The cash deposit we received was originally recorded as unearned revenue in net cash used in operating activities.

Net Cash Used in Investing Activities

During the nine months ended February 28, 2019, we spent $1,915 acquiring equipment for the manufacturing of our ebalance devices. We did not have any investing activities during the nine months ended February 28, 2018.

Going Concern

The notes to our unaudited interim consolidated financial statements as at February 28, 2019, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage, and as such, we were able to generate only minimal revenue from the operations. Our research and development plans, as well as our commercialization efforts of the ebalance devices in the near future, will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our ebalance devices.

We have accumulated a deficit of $6,812,490 since inception, and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 28, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have generated only minimal revenues. No profits have been made to date, and if we fail to make any, then we may fail as a business, and an investment in our common stock will be worth nothing. We have a very limited operating history and thus our progress, as well as potential future success, cannot be reasonably estimated. Success has yet to be proven, and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the ebalance Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, we have accumulated a deficit of $6,812,490 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 27, 2018, the Company issued to Mr. Richard Jeffs (the “Lender”) non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 shares of Cell MedX’s common stock exercisable at US$0.05 per share and expiring on December 27, 2021. The Warrants were issued as consideration for the line of credit Mr. Jeffs made available to the Company under the Agreement for Line of Credit, as more specifically described in  the Part I, Item 2, Recent Corporate Developments section of this Quarterly Report on Form 10-Q. The Warrants vest at a rate of 20 warrants for every $1 drawn on the Line of Credit, with 2,000,000 warrants having vested on the grant date of the Warrants on account of $100,000 advance issued on December 20, 2018.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Letter Agreement dated August 29, 2014 among Sports Asylum, Inc., Jean Arnett, Brad Hargreaves and XC Velle Institute Inc. (4)
10.2	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Jean Arnett.
10.3	Consulting Agreement dated September 1, 2014 among Sports Asylum, Inc. and Brad Hargreaves.
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)

Exhibit Number	Description of Document
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD. (10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	ebalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi. (12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp. (14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp. (15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs. (16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp. (16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp. (17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs. (19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)

Exhibit Number	Description of Document
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc. (19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp. (19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina (20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp. (20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for ebalance dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)

10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.(23)
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.(23)
10.47	Loan Agreement and Note Payable dated June 7, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.48	Loan Agreement and Note Payable dated July 3, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.49	Loan Agreement and Note Payable dated August 1, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.50	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018. (23)
10.51	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs dated for reference September 6, 2018. (23)
10.52	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018. (23)
10.53	Loan Agreement and Note Payable dated September 13, 2018, among Cell MedX Corp., and Tradex Capital Corp.
10.54	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(24)
10.55	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (25)
14.1	Code of Ethics (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three and nine months ended February 28, 2019, and 2018 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at February 28, 2019 (unaudited), and May 31, 2018.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Nine Months ended February 28, 2019, and 2018.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at February 28, 2019.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine-month Periods Ended February 28, 2019 and 2018.

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

(25)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: April 19, 2019	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 19, 2019	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)