Form 10-K
period 2019-05-31
Cell MedX Corp.
filed 2019-09-06
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,650,755 based on average of closing bid and ask for Cell MedX Corp. shares on November 30, 2018.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 5, 2019
common stock - $0.001 par value	48,332,749

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2019, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

ITEM 1. BUSINESS.

GENERAL

We were incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010.  On March 24, 2014, we changed our name to Sports Asylum, Inc. and on September 30, 2014, we changed our name to Cell MedX Corp. to reflect our new business direction. On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia.

We are a biotech company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to: diabetes, Parkinson’s disease, high blood pressure, neuropathy and kidney function. Our Subsidiary is engaged in development and manufacturing of therapeutic devices based on our proprietary eBalance Technology, which harnesses power of microcurrents and their effects on human body.

BUSINESS OF CELL MEDX

eBalance Technology Acquisition

We acquired our proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments, which we call eBalance Technology, on November 25, 2014, when we entered into a Technology Purchase Agreement with Jean Arnett and Bradley Hargreaves (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, Ms. Arnett and Mr. Hargreaves sold to us all of their respective rights, title and interests in and to the eBalance Technology. In consideration for the sale of the eBalance Technology, we paid Ms. Arnett and Mr. Hargreaves a total of $100,000 and issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an initial exercise price of $0.05 per share (the “Options”) of which Options to acquire up to 2,500,000 shares of our common stock vested on August 26, 2015, remaining Options were cancelled pursuant to a letter agreement with Ms. Arnett and Mr. Hargreaves, dated for reference September 26, 2016.

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

Microcurrent delivery devices used for the treatment of various ailments have been in the marketplace for decades. However, the eBalance Technology can be distinguished from those devices, which have a limited utility and are not designed to treat various ailments at their core. It is hoped that devices based on the eBalance Technology will effect metabolic changes much further “upstream” in the pathophysiology or natural history of an ailment.

The eBalance Technology is intended to expand the traditional healthcare model of managing various pathological diseases and ailments, such as diabetes, Parkinson’s disease, neuropathy, poor kidney function, high blood pressure, as well as some others, by enabling patients to manage their symptoms using a biosignal generating device that is simple to use, causes no discomfort, and can easily be incorporated into any lifestyle.

A research and development plan adopted by the Company includes a series of investigations that allow to move the product from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the device(s) upon which a set of claims intended for FDA, Health Canada and European Medical CE approval through the rigorous Pre-Market Approval (PMA) process is being constructed. The clinical observational trial the Company finalized during its Fiscal 2018 (the “Clinical Study”), and future planned clinical trials (see “Clinical Trials”, below) will allow us to define the final marketing claims for our eBalance products, and will become the foundation for sales & marketing efforts in subsequent phases. The results of the Clinical Study and our in-house observations of the effects of the eBalance technology on human body, suggest that our claims may include diabetes management, reductions in average blood sugar (HbA1C), improvement of other markers that denote the degree and quality of blood sugar control, pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease, among several others.

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

Many cells in the human body are “electrically excitable” including those involved with production of chemical signals that affect blood sugar. One example of such a cell of the endocrine type is the L cell, which resides in the gut and secretes cell glucagon-like peptide-1 (GLP-1), glucagon-like peptide-2 (GLP-2), peptide YY (PYY) and oxyntomodulin. GLP-1 is an enteric hormone that stimulates insulin secretion and improves glycaemia in Type 2 diabetes.  There is evidence that in Type 2 diabetes these cells become “unsynchronized”. Growing these cells in tissue culture and subjecting them to specific electrical signals can act to resynchronize their chemical activity, and alter their behavior as a “dispersed” metabolic organ. This serves as an illustration of how endogenous ion flows may serve as key epigenetic regulators of cell behavior, and suggests that bioelectric mechanisms might be harnessed at a whole organism level to cause functional regenerative changes. It is possible that the eBalance Technology may affect these processes, although that has yet to be established. We intend to explore this hypothesis in greater detail during our future clinical trials.

Market Opportunity - Diabetes and Its Complications

Diabetes care is one of the main opportunities the Company sees for the use of its eBalance Technology. Diabetes care was also a main objective of the Company’s first clinical observational trial. Diabetes is a severe and debilitating disease with profound consequences, both for the individual and for society. The complications of diabetes are devastating, and the economic costs of care comprise a substantial portion of health care budgets. Despite the best efforts of the scientific community to devise a cure, the incidence of diabetes is on the rise. According to the information published by International Diabetes Association (“IDA”) in its Diabetes Atlas[1], in 2015 there were 415 million people living with diabetes worldwide and a further 318 million people were at high risk of developing diabetes. These numbers were expected to grow to 642 million and 481 million, respectively, by 2040. It is estimated that each year 86,000 new cases of juvenile diabetes are being diagnosed.

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

Expansion of Disease Focus

Given the size of the market for diabetes control and management, the current eBalance Technology has significant potential of success based solely on treating complications caused by diabetes. However, in order to capture a larger market share, the Company is looking into developing more specialized software / treatment options which will allow the Company to continue to grow its market share to allow to sustain the constant revenue streams. The Company anticipates that it will commence development of specialized software to target other ailments such as gout, hypertension, heart disease, neurological disorders, and depression, among others.  As at the date of this Annual Report on Form 10-K, the Company has not determined the timeframe for rolling out such expansion, however, based on the in-house observations of the effects of the eBalance Therapy on human body, as well as positive response from the Clinical Study subjects, we feel that additional stress on research and fine-tuning of our eBalance devices to treat pain and control blood pressure would become near-term priority.

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

•Insulin sensitivity

•Diabetic neuropathy

•Diabetic foot pain and numbness

•Wound healing

•Blood pressure

•Kidney function

•Any other changes reported by patients

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

Diabetes

As mentioned above, the Clinical Study, tested the effectiveness of the eBalance therapy as an adjunct treatment for diabetes and related complications in Type 1 and Type 2 diabetics over three months. The results of the Clinical Study shows that after three months of eBalance treatments, average fasting blood glucose levels declined by 12.3% from 10.5 to 9.2 millimoles per litre. Plasma insulin declined by 46.7% from 168 to 78 picomoles per litre. These results indicate that, on average, the blood glucose uptake was increased and that less insulin was required to achieve that uptake. HbA1c levels declined by 0.16% from 8.36% to 8.20%. A longer double-blind, placebo controlled study may be conducted in the future to determine if the HbA1c levels would be further reduced over a period of time that is longer than the life span of red blood cells.

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

In early 2017 the management decided to discontinue negotiations with Bio4Med on technology development and license agreements, as contemplated under the LOI, and chose move manufacturing of the eBalance devices to North America. The decision to move to Canada was the outcome of further research we had done on potential markets, tax implications of manufacturing the devices in Europe versus in Canada, cross border transfer pricing, availability of raw material and the control of the production processes.  As such, in the fourth quarter of our Fiscal 2017, we entered into a production agreement with an ISO 9001 certified manufacturing facility in Coquitlam, BC, and selected North American suppliers for sourcing essential components.

In August of 2017 we entered into negotiations with Brek Technologies Inc. (the “Brek”), a privately held company, to acquire a microcurrent technology, which compliments the microcurrent technology developed by us for our eBalance Pro devices. The negotiations were finalized on September 7, 2018, by the execution of a intellectual property royalty agreement, whereby we agreed to acquire certain developments and improvements for our eBalance devices developed by Brek in exchange for a perpetual royalty of USD$350 or CAD$350, depending on the currency the revenue is generated in, for each device sold, distributed, or licensed whether through a distributor, sales representative or directly by the Company.

On October 16, 2017, we entered into a production development agreement (the “Development Agreement”) with Western Robotics Ltd. (“Western Robotics”) with an objective to enhance our eBalance Pro Wellness device based on the new findings that became evident as part of the Clinical Study and the Company’s ongoing in-house observations. The Company paid Western Robotics CAD$250,000 for the engineering.

During the 3rd quarter of our Fiscal 2019, we completed manufacturing of our first 100 Canadian-built eBalance devices based on the new findings which enhanced our eBalance Devices. Upon receiving our Certificate of Conformity from LabTest Certification Inc., qualifying the eBalance devices as Class A (professional use) and Class B (in-home use), we collaborated with our production facility operated by NDS Electronic Solutions Inc. (“NDS”) in order to manufacture the eBalance devices. The new Canadian-built eBalance devices were manufactured in accordance with the design specifications and stringent standards imposed by the Company. The eBalance devices were certified to CSA, CE and UL standards for electrical safety and emission standards, and are eligible to bear the LabTest Certification Mark with adjacent indicators “C” and “US”.

Majority of the eBalance devices manufactured in the third quarter of our Fiscal 2019 were used for further in-house observations as well as for promotional and introductory material.

During the fourth quarter of our Fiscal 2019, we started a manufacturing process for an additional 60 eBalance devices, which the Company expects to start marketing and selling to its end users represented mostly by local wellness and naturopathic clinics.

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

To assist us with the certifications we have engaged services of Mapi Life Sciences Canada an ICON plc company, one of Canada’s largest regulatory affairs consulting firms (“Mapi”). Mapi is working with us on securing our pre-market 510K notification with FDA and Class 2 certification with Health Canada. Due to the globalization of medical device certification standards, the current certification work will also allow the Company to start selling its devices to Brazil, Australia, Japan and Europe.

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

Marketing Plans

Once approved for marketing, we intend to market eBalance devices through authorized dealers and distributors of medical equipment to professional/institutional users. With the limited number of eBalance devices currently being built, the Company’s marketing team has established that leasing the devices to various clinics on per-treatment basis would provide the best return on investment, and will allow for the opportunity to collect recurring revenue.

As of the date of this Annual Report on Form 10-K we have specified several geographical zones, which we are planning to assign to certain distributors. On September 10, 2018, the Company entered into a non-binding letter of intent (the “LOI”) with Live Current Media, Inc. (“LIVC”), an arms-length party, for worldwide distribution rights to eBalance devices in an end-user market, which was superseded by a definitive exclusive worldwide distribution agreement (the “Agreement”), dated for reference March 21, 2019.

To secure the right to earn the exclusive worldwide distribution rights LIVC paid us a one-time fee of $250,000, pursuant to the LOI. In order to maintain the exclusivity, LIVC must order a minimum of 2,000 devices by the end of a 24-month period from the date the ebalance device receives its 510K clearance from the FDA (the “Initial Term”). LIVC will be able to order the ebalance devices at a 20% discount to the regular retail price at the time of the order (the “License Fee”), with 50% of the License Fee payable at the time of placing an order, and remaining 50% payable on the specified delivery date of the devices. During the Initial Term the License Fee for the ebalance devices will be fixed at CAD$2,400 per device.

In addition to the License Fee, LIVC will be required to pay a monthly recurring fee per each ebalance device equal to 50% of the regular monthly home-use fee set by the Company. Following the Initial Term, the minimum monthly fee will be $100,000.

Competition

The current market for treatments that assist in the control and management of diabetes, its complications, as well as other ailments is highly competitive. However, since our eBalance Technology is based on the microcurrent therapy, which is not yet widely accepted in traditional medicine, direct competition for eBalance Technology is not well defined.

Indirect competitors include a multitude of pharmaceutical companies that produce various drugs to maintain and prevent diabetes related complications; companies producing glucose monitoring devices, other pharmaceuticals to treat diseases and symptoms.

Competitors in electrical therapy include BodiHealth Systems, focusing on pain relief market in US; Electromedical Products International, Inc., the company that developed Alpha-Stim® PPM, which treats and alleviates acute, chronic or postoperative pain using microcurrent therapy, and several other companies currently involved in the microcurrent and electrical current therapies.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

Our eBalance Technology is not patented. As of the date of the filing of this Annual Report on Form 10-K, we are in the process of determining the best possible options for securing the proprietary technology represented by the eBalance Technology.

To secure the use of the term “eBalance” during the year ended May 31, 2018, we applied for trademark protection in Canada, the Unites States, Europe and the UK.

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

Also on September 6, 2018, we entered into a Royalty Agreement with Mr. Richard Jeffs, our major shareholder. Pursuant to the Royalty Agreement, the Company agreed to pay Mr. Jeffs, in perpetuity, a 10% royalty on the revenue the Company receives from its distributors or end-users introduced to the Company by Mr. Jeffs.

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

We continue to further research our eBalance Technology and develop products based on the technology.  In order to develop commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful.

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

We are recently formed, lack operating history and to date have generated only minimal revenues. If we cannot increase our revenues to start generating profits, our investors may lose their entire investment.

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $6,956,822 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

•contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

•contains a toll-free telephone number for inquiries on disciplinary actions;

•defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

(a)we would not be able to pay our debts as they become due in the usual course of business; or

(b)except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

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

High & Low Bids
Period ended	High	Low
August 31, 2017	$0.32	$0.202
November 30, 2017	$0.30	$0.1712
February 28, 2018	$0.221	$0.1501
May 31, 2018	$0.125	$0.10
August 31, 2018	$0.12	$0.06
November 30, 2018	$0.07	$0.05
February 28, 2019	$0.20	$0.05
May 31, 2019	$0.20	$0.11

HOLDERS OF RECORD

As of September 5, 2019, we had approximately 48 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 and their telephone number is 702-361-3033.

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

(a)we would not be able to pay our debts as they become due in the usual course of business; or

(b)our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

On May 30, 2019, the Company announced that it had arranged a non-brokered private placement offering (the “May Offering”) set at a price of $0.12 per Unit for up to 6,250,000 Units for total gross proceeds of $750,000. Each Unit sold under the Offering was to consist of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on the second year anniversary of the date of issuance of the Warrant and exercisable into one share of the Company’s common stock at $0.20 per share.

The Units were to be issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The Units to U.S. Persons were to be issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act who qualify as “accredited investors” as that term is defined under Regulation D of the Act.

On June 24, 2019, the Company closed the first tranche of the Offering by issuing 3,950,000 Units for total gross proceeds of $474,000.

On July 22, 2019, the Company closed the second tranche of the Offering by issuing 100,000 Units for total gross proceeds of $12,000.

The Units issued as part of the first and second tranches of the Offering were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

The Company does not expect any additional equity investments under the May Offering, and therefore as of the date of this Annual Report on Form 10-K, the May Offering has been closed.

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised his warrants to acquire 7,482,960 shares the Company granted to Mr. Jeffs in consideration for the Line of Credit and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Line of Credit and notes payable against the purchase price of the shares. The Company expects that the share issuance will be completed in early September 2019.

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2019	2018	(Decrease)
Operating expenses
Amortization	$580	$-	n/a
Consulting fees	262,902	773,473	(66.0)%
General and administrative expenses	144,819	235,307	(38.5)%
Research and development costs	261,907	418,319	(37.4)%
Stock-based compensation	-	108,472	(100.0)%
Total operating expenses	$670,208	$1,535,571	(56.4)%
Other items
Financing costs	(219,052)	-	n/a
Interest	(16,721)	(11,227)	48.9%
Net loss	$(905,981)	$(1,546,798)	(41.4)%

Revenues

We did not generate any revenue during the years ended May 31, 2019 and 2018. Due to the current concentration on research and development of our eBalance Technology and devices based on this technology, and to a small market share, we do not expect to have significant operating revenue in the near future.

Operating Expenses

During the year ended May 31, 2019, our operating expenses decreased by 56.4% from $1,535,571 incurred during the year ended May 31, 2018, to $670,208 incurred during the year ended May 31, 2019. The most significant changes were as follows:

•During the year ended May 31, 2019, our consulting fees decreased by $510,571, from $773,473 we incurred during the year ended May 31, 2018, to $262,902 we incurred during the year ended May 31, 2019. Larger consulting fees during the year ended May 31, 2018, were associated with the fair market value of the options to acquire up to 1,750,000 shares of our common stock we granted to our consultants for business development services. We did not grant any stock options to consultants during the year ended May 31, 2019.

•Our research and development fees for the year ended May 31, 2019, decreased by $156,412, from $418,319 we incurred during the year ended May 31, 2018, to $261,907 we incurred during the year ended May 31, 2019. The higher research and development fees during the year ended May 31, 2018, were a result of clinical observational trial which spanned our Fiscal 2017 and 2018 years, as well as commencement of the further development of the new generation of our eBalance devices, which costs were spread into our Fiscal 2019. In addition, during the year ended May 31, 2018, we reclassified $151,448 in amortization fees charged on earlier eBalance prototype devices to research and development costs.

•Our stock-based compensation for the year ended May 31, 2019, decreased by $108,472, as we did not have any transactions that would have resulted in equity compensation. During the comparative year ended May 31, 2018, our stock-based compensation was $108,472 and included $89,556 in fair market value of the options to acquire up to 300,000 shares of our common stock we granted to Ms. Silina pursuant to the stock option agreement with her, and $18,916 in fair market value of the vested options to acquire up to 2,400,000 shares of our common stock we granted to Dr. Sanderson, our former Chief Medical Officer.

•Our general and administrative fees for the year ended May 31, 2019, decreased by $90,488 or 38.5%, from $235,307 we incurred during the year ended May 31, 2018, to $144,819 we incurred during the year ended May 31, 2019. The largest factor that contributed to this change was associated with decrease in management fees of $65,458 from $120,658 we incurred during the year ended May 31, 2018, to $55,200 we incurred during the year ended May 31, 2019. The fluctuation in foreign exchange rates resulted in $4,737 loss we recorded during the year ended May 31, 2019, as compared to $20,720 gain we recorded during the year ended May 31, 2018. Other costs that were included in our general and administrative fees were professional fees of $3,217 (2018 - $11,062), office expenses of $6,635 (2018 - $8,869), accounting and audit fees of $22,574 (2018 - $31,149), and travel and entertainment expenses of $4,748 (2018 - $8,766). The above noted decreases in expenses were offset by an increase in filing and regulatory fees of $1,843 from $25,526 during the year ended May 31, 2018, to $27,369 during the year ended May 31, 2019, and by an increase in corporate communication fees, which increased by $8,883, from $5,654 during the year ended May 31, 2018 to $14,537 we incurred during the year ended May 31, 2019.

Other Items

On December 27, 2018, Mr. Richard Jeffs provided us with a line of credit of up to $250,000 (the “Line of Credit”), which we fully exhausted during the third quarter of our Fiscal 2019. The funds advanced under the Line of Credit accumulate interest at a rate of 6% per annum compounded monthly and are payable on demand. We agreed to pay Line of Credit set-up fee of $25,000, which we recognized as part of financing costs.

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

During the year ended May 31, 2019, we accrued a total of $16,721 (2018 - $11,227) in interest associated with the outstanding notes payable and the funds advanced under the Line of Credit. Of this interest, $8,845 (2018 - $5,973) was accrued on the notes payable we issued to Mr. Jeffs, and $6,468 was accrued on the Line of Credit (2018 - $Nil).

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Increase
	2019	2018
Current assets	$189,260	$45,259	318.2%
Current liabilities	1,963,100	1,118,677	75.5%
Working capital deficit	$(1,773,840)	$(1,073,418)	65.3%

As of May 31, 2019, we had a cash balance of $57,172, a working capital deficit of $1,773,840 and cash flows used in operations of $307,542 for the year then ended. During the year ended May 31, 2019, we funded our operations with $23,029 (CAD$30,000) we received from Mr. Jeffs, our major shareholder, $23,975 (CAD$31,200) we received from an unrelated lender and $62,121 we borrowed from unrelated parties as short-term, non-interest bearing advances. In addition, we borrowed $250,000 under the Line of Credit with Mr. Jeffs.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended May 31, 2019. The amount of cash that we have generated from our operations to date is significantly less than our current debt obligations, including our debt obligations under our remaining notes payable. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under these notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2019	2018
Cash flows used in operating activities	$(307,542)	$(449,427)
Cash flows used in investing activities	(1,915)	-
Cash flows provided by financing activities	359,125	388,136
Effects of foreign currency exchange on cash	(696)	1,997
Net increase (decrease) in cash during the period	$48,972	$(59,294)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2019, was $307,542. This cash was primarily used to cover our cash operating expenses of $664,254, to increase our inventory by $14,499, work in progress by $49,812, and to increase our other current assets by $33,173. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $141,585 and $50,770, respectively; by $5,035 increase to our accrued liabilities and by $256,806 increase in unearned revenue, of which $250,000 was associated with a deposit we received under the LOI with Live Current Media, Inc, which was later superseded by the definitive agreement for exclusive distribution rights, and $6,806 were associated with a security deposits we received on several eBalance devices we provided to our potential customers on a 90-day trial.

Net cash used in operating activities during the year ended May 31, 2018, was $449,427. This cash was primarily used to cover our cash operating expenses of $700,132, to increase our inventory by $6,016, and current assets by $1,407. In addition, we used our cash to reduce our accrued liabilities by $59,600. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $146,316 and $111,824, respectively, and $59,588 in unearned revenue associated with a deposit we received on eBalance distribution contract, which we converted to units of our common stock on February 7, 2018.

Non-cash transactions

During the year ended May 31, 2019, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$219,052 in financing fees. Of this amount, $193,665 was associated with fair value of 7,482,960 warrants we issued in consideration for the $250,000 Line of Credit we secured with Mr. Jeffs, our major shareholder; $25,000 was attributable to the setup fee we agreed to in relation to securing the Line of Credit, and $387 was associated with the notes payable we issued to Mr. Jeffs during the same period;

•$16,721 in interest we accrued on the outstanding notes payable. Of this interest, $8,845 was accrued on the notes payable we issued to Mr. Jeffs, and $6,468 was accrued on the funds advanced under the Line of Credit with Mr. Jeffs;

•$580 in amortization on new equipment we acquired for our manufacturing operations; and

•$5,374 in unrealized foreign exchange loss, which resulted from fluctuations of the Canadian dollar and European Euro-denominated transactions.

During the year ended May 31, 2018, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$108,472 in stock-based compensation, of which $89,556 was associated with the fair value of the options to purchase up to 300,000 shares of our common stock we granted to Ms. Silina, our CFO, as compensation for her services; and $18,916 was associated with the fair value of the options to purchase up to 2,400,000 shares of our common stock we granted to Dr. Sanderson, our former Chief Medical Officer;

•$522,407 in fair value of option to acquire up to 1,750,000 shares of common stock we issued for consulting services;

•$197,263 in research and development fees associated with the cost of the 2nd generation eBalance prototypes which were initially capitalized and amortized over a two-year period and on May 31, 2018, were expensed as we did not foresee any future economic benefit from these devices;

•$11,227 in interest we accrued on the outstanding notes payable. Of this interest, $5,973 was accrued on the notes payable we issued to Mr. Jeffs, a major shareholder. We also recorded $776 in financing fees associated with notes payable we issued to Mr. Jeffs; and

•$6,521 in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar and European Euro denominated transactions.

Net Cash Provided by Financing Activities

During the year ended May 31, 2019, we borrowed a total of $23,029 (CAD$30,000) from Mr. Jeffs, our major shareholder. Of this amount CAD$20,000 in principal bear interest at 12% per annum, compounded monthly, are unsecured and payable on demand; and CAD$10,000 was advanced as a non-interest bearing short-term loan, which was payable within 14 days from the grant. We have not repaid this loan when due, and therefore it is payable on demand. In addition, we borrowed $23,975 (CAD$31,200) from an unrelated party. The loan bears interest at 6% per annum and is compounded monthly. During the same period, we borrowed a total of $62,121 from unrelated parties under non-interest bearing advances which are payable on demand.

On December 27, 2018, we entered into an agreement with Mr. Jeffs, the Company’s major shareholder, for an unsecured line of credit of up to $250,000 (the “Line of Credit”) of which $100,000 we borrowed on December 20, 2018, and remaining $150,000 we borrowed on January 25, 2019. To set up the Line of Credit, we agreed to a $25,000 setup fee (the “Setup Fee”), which was added to the total amount borrowed under the Line of Credit. The balance borrowed under the Line of Credit as well as the Setup Fee accumulate interest at a rate of 6% per annum and are payable on demand.

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

On August 28, 2019, Mr. Jeffs, exercised his warrants to acquire 7,482,960 shares. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Line of Credit and the notes payable against the purchase price of the shares. We expect that the shares will be issued in early September 2019.

During the year ended May 31, 2018, we borrowed a total of $34,840 (CAD$45,000) from Mr. Jeffs and $6,000 from an unrelated party. The loans are unsecured and payable on demand. The loan for a total of CAD$25,000 we received from Mr. Jeffs bears interest at 6% per annum, compounded monthly. The remaining CAD$20,000 we received from Mr. Jeffs, as part of the loan agreements with him, bear interest at 12% per annum, compounded monthly, and were subject to financing fees totaling $776 (CAD$1,000). In addition to the loans, we received $350,000 from subscriptions to the units of our common stock under the Offering, which we closed on October 12, 2017. During the same period we repaid net of $22,704 in non-interest bearing advances with an unrelated party.

On September 15, 2017, we received a notice from Mr. Jeffs that he had reassigned the rights to $7,984 due to him under the demand notes payable and $54,516 due to him under the term loan. The assignees notified the Company of their intention to convert the debt acquired by them from Mr. Jeffs into the shares of the Company’s common stock as part of the proposed debt restructuring initiative (the “Debt Restructuring”), which we completed on October 12, 2017.

On February 8, 2017, we converted CAD$75,000 associated with a deposit on eBalance distribution contract we received in the first quarter of our Fiscal 2018 to units of our common stock at $0.25 per unit. The cash deposit we received was originally recorded as unearned revenue in net cash used in operating activities.

Net Cash Used in Investing Activities

During the year ended May 31, 2019, we spent $1,915 acquiring equipment for the manufacturing of our eBalance devices. We did not have any investing activities during the year ended May 31, 2018.

Going Concern

The notes to our audited consolidated financial statements at May 31, 2019, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance devices.

We have accumulated a deficit of $6,956,822 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Revenue recognition

The Company adopted Accounting Standards Code Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) with a date of initial application of June 1, 2018. As a result of this adoption, the Company has changed its accounting policy for revenue recognition. Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services.

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

When the Company performs shipping and handling activities after the customer obtains control of the goods, the Company accounts for the costs as fulfillment costs which are included in cost of revenues, as allowed under Topic 606.

Inventory valuation

Inventories, consisting primarily of finished eBalance devices, work in progress, and materials required to manufacture eBalance devices, are valued at the lower of cost, determined on a first in, first out basis, or net realizable value. Management performs periodic assessments to estimate realizable values and to determine existence of obsolete, slow moving, and non-saleable inventories, and records necessary write-downs in cost of sales to reduce such inventories to estimated net realizable value. Once established, the original cost of the inventory less the related inventory write down represents the new cost basis of such products.

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

Accounts receivable

Receivables represent valid claims against debtors for services provided or goods sold on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts. At May 31, 2019 and 2018, our allowance for doubtful accounts was $Nil.

Long-lived assets

In accordance with ASC 360, “Property, Plant, and Equipment”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to:

•significant decreases in the market price of the asset;

•significant adverse changes in the business climate or legal factors;

•accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;

•current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and

•current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

At May 31, 2019, we had $57,172 in cash on deposit with a large chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. (the "Company") as of May 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business and the Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada

September 6, 2019

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2019	May 31, 2018
ASSETS

Current assets
Cash	$57,172	$8,200
Inventory	73,201	10,793
Other current assets	58,887	26,266
Total current assets	189,260	45,259

Equipment	1,281	-
Total assets	$190,541	$45,259

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$734,281	$594,716
Accrued liabilities	25,635	20,600
Due to related parties	383,688	334,317
Notes and advances payable	511,754	117,459
Unearned revenue	307,742	51,585
Total liabilities	1,963,100	1,118,677

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 44,282,749 shares issued and outstanding at May 31, 2019 and 2018	44,283	44,283
Additional paid-in capital	5,109,866	4,916,201
Reserves	14,400	14,400
Accumulated deficit	(6,956,822)	(6,050,841)
Accumulated other comprehensive income	15,714	2,539
Total stockholders' deficit	(1,772,559)	(1,073,418)
Total liabilities and stockholders’ deficit	$190,541	$45,259

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2019	2018

Operating expenses
Amortization	$580	$-
Consulting fees	262,902	773,473
General and administrative expenses	144,819	235,307
Research and development costs	261,907	418,319
Stock-based compensation	-	108,472
Total operating expenses	670,208	1,535,571

Other items
Financing costs	(219,052)	-
Interest	(16,721)	(11,227)
Net loss	(905,981)	(1,546,798)

Unrealized foreign exchange translation gain	13,175	2,292
Comprehensive loss	$(892,806)	$(1,544,506)

Net loss per common share
Basic and diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	44,282,749	42,310,992

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

			Additional			Accumulated Other
	Common Stock		Paid-in		Deficit	Comprehensive
	Shares	Amount	Capital	Reserves	Accumulated	Income	Total

Balance - May 31, 2017	40,244,605	$40,245	$3,294,224	$-	$(4,504,043)	$247	$(1,169,327)

Stock-based compensation	-	-	108,472	-	-	-	108,472
Options issued for consulting fees	-	-	522,407	-	-	-	522,407
Shares issued for cash	1,480,000	1,480	368,520	-	-	-	370,000
Shares issued for debt	2,318,144	2,318	577,218	-	-	-	579,536
Units issued on conversion of deposits	240,000	240	45,360	14,400	-	-	60,000
Net loss for the year ended May 31, 2018	-	-	-	-	(1,546,798)	-	(1,546,798)
Translation to reporting currency	-	-	-	-	-	2,292	2,292
				-
Balance - May 31, 2018	44,282,749	44,283	4,916,201	14,400	(6,050,841)	2,539	(1,073,418)

Warrants issued for debt	-	-	193,665	-	-	-	193,665
Net loss for the year ended May 31, 2019	-	-	-	-	(905,981)	-	(905,981)
Translation to reporting currency	-	-	-	-	-	13,175	13,175

Balance - May 31, 2019	44,282,749	$44,283	$5,109,866	$14,400	$(6,956,822)	$15,714	$(1,772,559)

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year ended May 31,
	2019	2018

Cash flows used in operating activities
Net loss	$(905,981)	$(1,546,798)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	16,721	11,227
Amortization	580	-
Consulting fees - non-cash	-	522,407
Financing fees - non-cash	219,052	776
Unrealized foreign exchange	5,374	6,521
Research and development	-	197,263
Stock-based compensation	-	108,472
Changes in operating assets and liabilities
Inventory	(64,311)	(6,016)
Other current assets	(33,173)	(1,407)
Accounts payable	141,585	146,316
Accrued liabilities	5,035	(59,600)
Unearned revenue	256,806	59,588
Due to related parties	50,770	111,824
Net cash flows used in operating activities	(307,542)	(449,427)

Cash flows used in investing activities
Acquisition of equipment	(1,915)	-
Net cash used in investing activities	(1,915)	-

Cash flows provided by financing activities
Advances payable	62,121	(22,704)
Proceeds from notes payable	297,004	40,840
Proceeds from subscription to shares	-	370,000
Net cash provided by financing activities	359,125	388,136

Effects of foreign currency exchange on cash	(696)	1,997
Increase (decrease) in cash	48,972	(59,294)
Cash, beginning	8,200	67,494
Cash, ending	$57,172	$8,200

Non-cash financing transactions:
Settlement of debt with shares	$-	$579,536
Units issued on conversion of deposits	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2019

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Cell MedX Corp. (Cell MedX, or the “Company”) was incorporated under the laws of the State of Nevada. On April 26, 2016, the Company formed a subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada”) under the laws of the province of British Columbia. Cell MedX is a biotech company focusing on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2019, the Company has not achieved profitable operations and has accumulated a deficit of $6,956,822. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

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

Revenue recognition

The Company adopted Accounting Standards Code Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) with a date of initial application of June 1, 2018. As a result of this adoption, the Company has changed its accounting policy for revenue recognition. Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services.

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

When the Company performs shipping and handling activities after the customer obtains control of the goods, the Company accounts for the costs as fulfillment costs which are included in cost of revenues, as allowed under Topic 606.

Inventory valuation

Inventories, consisting primarily of finished eBalance devices, work in progress, and materials required to manufacture eBalance devices, are valued at the lower of cost, determined on a first in, first out basis, or net realizable value. Management performs periodic assessments to estimate realizable values and to determine existence of obsolete, slow moving, and non-saleable inventories, and records necessary write-downs in cost of sales to reduce such inventories to estimated net realizable value. Once established, the original cost of the inventory less the related inventory write down represents the new cost basis of such products.

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

Level 1 -quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 -observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices  for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are  observable or whose significant value drivers are observable; and

Level 3 -assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2019 and 2018.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 8) at May 31, 2019 and 2018:

	May 31, 2019	May 31, 2018
Due to the former Chief Executive Officer (“CEO”) and director	$51,746	$54,275
Due to the CEO (Notes 8 and 9)	75,600	32,400
Due to the Chief Financial Officer (“CFO”)	33,507	20,790
Due to the Vice President (“VP”), Technology and Operations	54,999	59,035
Due to the former Chief Medical Officer	81,059	81,059
Due to the former VP, Corporate Strategy	86,777	86,758
Due to related parties	$383,688	$334,317

These amounts are unsecured, due on demand and bear no interest.

During the years ended May 31, 2019 and 2018, the Company had the following transactions with related parties:

	May 31, 2019	May 31, 2018
Management fees incurred to the former CEO and director	$--	$65,458
Management fees incurred to the CEO	43,200	43,200
Management fees incurred to the CFO	12,000	12,000
Stock-based compensation incurred to the CFO (Note 9)	--	89,556
Consulting fees incurred to the VP, Technology and Operations	49,336	47,067
Stock-based compensation incurred to the former Chief Medical Officer	--	18,916
Financing expenses incurred to the Company’s major shareholder (Note 8)	233,978	5,973
Total transactions with related parties	$338,514	$282,170

NOTE 4 - INVENTORY

As at May 31, 2019, the inventory consisted of eBalance devices held for resale valued at $24,505 (May 31, 2018 - $10,793) and work in progress, that included unfinished eBalance devices and supplies required for manufacturing valued at $48,696 (May 31, 2018 - $Nil).

The cost of eBalance devices used for further research and development and for in-house observational trials are recognized as part of research and development expenses.

NOTE 5 - OTHER CURRENT ASSETS

As at May 31, 2019, other current assets consisted of $50,331 in prepaid expenses (May 31, 2018 - $23,915) and $8,556 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2018 - $2,351).

NOTE 6 - EQUIPMENT

Amortization schedule for the equipment at May 31, 2019 and 2018:

	May 31, 2019	May 31, 2018
Book value, beginning of the year	$--	$193,571
Changes during the period	1,915	(193,571)
Amortization	(580)	--
Foreign exchange	(54)	--
Book value, end of the year	$1,281	$--

NOTE 7 - UNEARNED REVENUE

As at May 31, 2019, the Company recorded $307,742 (May 31, 2018 - $51,585) in unearned revenue deposits on eBalance devices of which $250,000 the Company received under the terms of the letter of intent (the “LOI”) the Company signed on September 10, 2018, for the exclusive worldwide distribution rights, which was superseded by  a definitive agreement on March 21, 2019.

NOTE 8 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at May 31, 2019 and 2018:

As at May 31, 2019
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$29,065	6%	Non-convertible(1)	$1,613	$30,678
114,027	0%-12%	Related party(2)	12,533	126,560
275,000	6%	Related party(2),(3)	6,468	281,468
73,048	0%	Advances(4)	--	73,048
$491,140			$20,614	$511,754

As at May 31, 2018
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$6,000	6%	Non-convertible	$225	$6,225
95,570	6%-12%	Related party	4,066	99,636
11,598	0%	Advances	--	11,598
$113,168			$4,291	$117,459

(1) Loans Payable

During the year ended May 31, 2019, the Company entered into a loan agreement for $23,974 (CAD$31,200) (2018 - $6,000). Both loans bear interest at 6% per annum compounded monthly, are unsecured, and payable on demand.

(2) Related Party Loans Payable

During the year ended May 31, 2019 and 2018, the Company entered into the following unsecure loan agreements with Mr. Richard Jeffs, the Company’s major shareholder:

2019 Loan Agreements
Date	Principal (CAD$)	Interest Rate	Additional Terms	Accrued Interest (CAD$)	Total Book Value at May 31, 2019 (CAD$)
June 7, 2018	$10,500	12%	Convertible into units of the Company’s common stock at $0.10 per unit. The conversion option expired on August 6, 2018. Includes CAD$500 finance fee, added to principal. Payable on demand.	$1,305	$11,805
July 3, 2018	$10,000	0%	Short-term loan payable within 14 days after grant. As at May 31, 2019, the loan has not been repaid and therefore was payable on demand.	--	10,000
August 1, 2018	$10,000	12%	Convertible into units of the Company’s common stock on the terms and at a price of the private placement offering open at the time of conversion. Payable on demand.	1,042	11,042
	$30,500			$2,347	$32,847

2018 Loan Agreements
Date	Principal (CAD$)	Interest Rate	Additional Terms	Accrued Interest (CAD$)	Total Book Value at May 31, 2019 (CAD$)
July 12, 2017	$25,000	6%	Payable on demand.	$2,794	$27,794
April 5, 2018	$10,500	12%	Includes CAD$500 finance fee, added to principal. Payable on demand.	1,551	12,051
May 9, 2018	$10,500	12%	Includes CAD$500 finance fee, added to principal. Payable on demand.	1,417	11,917
	$46,000			$5,762	$51,762

(3) Unsecured Line of Credit with Related Party

On December 27, 2018, the Company entered into an agreement with Mr. Richard Jeffs (the “Lender”) for an unsecured line of credit of up to $250,000 (the “Credit Line”). The funds advanced under the Credit Line accumulate interest at a rate of 6% per annum compounded monthly and are payable on demand. The Company agreed to pay Credit Line set-up fee of $25,000, which was added to the principal and accrues interest at 6% per annum compounded monthly and is payable concurrently with a demand to repay the Credit Line.

In consideration for the Credit Line the Company issued to the Lender non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 Company’s shares exercisable at $0.05 per share and expiring on December 27, 2021. The Warrants vested at a rate of 20 warrants for every $1 drawn on the Credit Line. In addition, in recognition of $124,128 previously advanced by the Lender in series of separate loan agreements, the Company issued to the Lender non-transferable share purchase warrants (the “Additional Warrants”) to purchase up to 2,482,960 shares exercisable at $0.05 per share and expiring on December 27, 2021. The Additional Warrants vested at the time of grant.

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

Since the Credit Line is due on demand, the Company expensed $193,665 immediately upon receipt of advances.

Fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

Expected Warrant Life	2.92 - 3 years
Risk-Free Interest Rate	2.5 - 2.58%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	161.1% - 161.2%

(4) Advances Payable

During the year ended May 31, 2019, the Company borrowed $62,121. The advances are non-interest bearing, unsecured and payable on demand. During the year ended May 31, 2018, the Company repaid $22,704 (net of $9,936 advanced during the period) in non-interest bearing advances. These advances were unsecured and payable on demand.

As at May 31, 2019, a total of $73,048 (2018 - $11,598) was due and payable on account of non-interest bearing advances.

(5) Interest Expense

During the year ended May 31, 2019, the Company recorded $16,721 (2018 - $11,227) in interest expense associated with its liabilities under the notes and advances payable, of which $6,468 was accrued on the Line of Credit.

(6) 2018 Debt Settlement

On October 12, 2017, the Company completed its debt restructuring, by issuing a total of 1,837,128 shares on conversion of $459,282 in debt owed under the notes payable.

NOTE 9 - SHARE CAPITAL

On May 30, 2019, the Company announced that it had arranged a non-brokered private placement offering (the “2019 Offering”) set at a price of $0.12 per Unit for up to 6,250,000 Units for total gross proceeds of up to $750,000. Each Unit sold under the 2019 Offering was to consist of one common share of the Company and one share purchase warrant (the “2019 Warrant”) expiring on the second year anniversary of the date of issuance of the Warrant. Each Warrant will be exercisable into one share of the Company’s common stock at $0.20 per share. The Company closed the first and second tranches subsequent to May 31, 2019 (Note 11).

On October 12, 2017, the Company closed its non-brokered private placement offering (the “2018 Offering”) at a price of $0.25 per Unit, by issuing 1,480,000 Units for total gross proceeds of $370,000. Each Unit sold under the 2018 Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years, expiring on October 12, 2020, at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year.

Concurrently with the 2018 Offering, the Company completed its debt restructuring initiative by converting a total of $459,282 the Company owed under its notes payable and $120,254 under services payable to its director and CEO into 2,318,144 shares of the Company’s common stock at $0.25 per share.

On February 7, 2018, the Company agreed to convert the CAD$75,000 deposit it received on eBalance distribution contract into 240,000 units of its common stock at a price of $0.25 per unit consisting of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of three years, expiring on February 7, 2021, at an exercise price of $0.50 per share if exercised during the first year, $1.00 per share if exercised during the second year, and $1.50 per share if exercised during the third year. The Company recorded $14,400 as reserve, representing the difference between the fair market value of the Company’s common stock on the day of conversion, being $0.19  per share, and the value of the units issued at conversion, being $0.25 per unit.

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

The fair values of the options granted to the CFO and to the consultants were calculated to be $89,556 and $522,407, respectively, and were determined using the Black-Scholes Option pricing model at the grant date using the following assumptions:

At August 24, 2017
Expected Life of Options	5 years
Risk-Free Interest Rate	1.78%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	187%

The changes in the number of stock options outstanding during the years ended May 31, 2019 and 2018 are as follows:

	Year ended May 31, 2019			Year ended May 31, 2018
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	9,450,000		$0.35	7,550,000		$0.35
Options granted	--	$	n/a	2,050,000		$0.35
Options expired	--	$	n/a	(150,000)		$0.20
Options cancelled	(2,400,000)		$0.67	--	$	n/a
Options outstanding, ending	7,050,000		$0.24	9,450,000		$0.35

Details of options outstanding and exercisable as at May 31, 2019, are as follows:

Exercise price	Grant date	Number of options Outstanding and exercisable
$0.05	November 25, 2014	2,500,000
$0.35	August 5, 2015	2,500,000
$0.35	August 24, 2017	2,050,000
		7,050,000

At May 31, 2019, the weighted average remaining contractual life of the stock options outstanding was 1.95 years.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2019, and 2018 are as follows:

	Year ended May 31, 2019	Year ended May 31, 2018
Warrants outstanding, beginning	12,814,605	11,094,605
Warrants issued (Note 8(3))	7,482,960	1,720,000
Warrants outstanding, ending	20,297,565	12,814,605

Details of warrants outstanding as at May 31, 2019, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000
$1.00 during the period from October 12, 2018 to October 12, 2019 $1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605
$1.00 during the period from October 12, 2018 to October 12, 2019 $1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000
$1.00 during the period from February 7, 2019 to February 7, 2020 $1.50 during the period from February 7, 2020 to February 7, 2021	February 7, 2018	240,000
$0.05 during the period from December 27, 2018 to December 27, 2021	December 27, 2018	7,482,960
		20,297,565

At May 31, 2019, the weighted average life and price of the warrants was 2.31 years and $0.61, respectively (Note 11).

NOTE 10 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2019	May 31, 2018
Net loss	$(905,981)	$(1,546,798)
Statutory tax rate	21%	21%
Expected income tax recovery	(190,256)	(324,827)
Permanent differences and other	40,000	549,000
Difference in statutory tax rate	(12,744)	(8,173)
Change in valuation allowance	163,000	(216,000)
Income tax recovery	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2019	May 31, 2018
Deferred income tax assets (liabilities)
Losses carried forward	$961,000	$799,000
Equipment	72,000	71,000
Less: Valuation allowance	(1,033,000)	(870,000)
Net deferred income tax assets	$-	$-

At May 31, 2019 and 2018, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

As at May 31, 2019, the Company had net operating loss carry forwards in the United States of approximately $4,043,000 (2018 - $3,603,000) to reduce future federal and state taxable income. These losses may be carried forward indefinitely.

As at May 31, 2019, the Company also had non-capital loss carry forwards of approximately $432,000 (2018 - $166,000) to reduce future Canadian taxable income. These losses expire in 2037 to 2039.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to May 31, 2019, the Company closed the first two tranches of its non-brokered private placement offering (the “2019 Offering”) at a price of $0.12 per unit (the “Unit”), by issuing 3,950,000 Units for total gross proceeds of $474,000 as part of the first tranche, and 100,000 Units for total gross proceeds of $12,000, as part of the second tranche. Each Unit sold under the first and the second tranches of the 2019 Offering consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.20 per share.

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised his warrants to acquire 7,482,960 shares the Company granted to Mr. Jeffs in consideration for the Line of Credit and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Line of Credit and the notes payable against the purchase price of the shares (Note 8(2), 8(3)). The Company expects that the share issuance will be completed in early September 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

Our management team is listed below:

Name	Age	Positions
Frank McEnulty	62	Chief Executive Officer, Director, and former President
Yanika Silina	41	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Bradley Hargreaves	60	Vice President, Technology and Operations and Director
George Adams	68	Director

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

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014, and as director since September 26, 2016. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO and director of Lifestyle Delivery Systems Inc. (CSE: LDS), CFO of Stuhini Exploration Ltd. (TSX.V: STU), and a director of Kesselrun Resources Ltd. (TSX.V: KES). Ms. Silina has previously held various management positions with other public companies listed on OTC Link alternative trading system and Canadian Securities Exchange.

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

Involvement in Certain Legal Proceedings

During the past ten years, none of Cell MedX’s directors or officers has been:

•a person against whom a bankruptcy petition was filed;

•a general partner or executive officer of any partnership, corporation or business association against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

•convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or commodities trading or banking activities;

•the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of (1) any court of competent jurisdiction, permanently or temporarily enjoining him or otherwise limiting him from acting, or (2) any Federal or State authority barring, suspending or otherwise limiting for more than 60 days his right to act, as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•any Federal or State securities or commodities law or regulation, or

•any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

•any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended May 31, 2019, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Richard Jeffs, major shareholder	1(1)	1	nil

(1)Mr. Jeffs was late filing a report on Form 4 reflecting open market transaction that took place on February 4, 2019

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

As of May 31, 2019, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Frank McEnulty CEO and former President	2019	43,200(1)	Nil	Nil	Nil	Nil	Nil	Nil	43,200
	2018	43,200(1)	Nil	Nil	Nil	Nil	Nil	Nil	43,200

Yanika Silina CFO	2019	12,000(1)	Nil	Nil	Nil	Nil	Nil	Nil	12,000
	2018	12,000(1)	Nil	Nil	89,556(2)	Nil	Nil	Nil	101,556

Terrance Owen Former CEO and President	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2018	65,458(3)	Nil	Nil	Nil	Nil	Nil	Nil	65,458

Dr. John Sanderson Former Chief Medical Officer	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2018	Nil	Nil	Nil	18,916(4)	Nil	Nil	Nil	18,916

Bradley Hargreaves Vice President, Technology and Operations	2019	49,336(5)	Nil	Nil	Nil	Nil	Nil	Nil	49,336
	2018	47,067(5)	Nil	Nil	Nil	Nil	Nil	Nil	47,067

(1)We do not have any written compensation agreements with Mr. McEnulty or Ms. Silina. Mr. McEnulty and Ms. Silina are being compensated for management services based on verbal agreements between us and Mr. McEnulty and Ms. Silina who invoice us for their services at a monthly rate of $3,600 and $1,000, respectively.

(2)Option awards represent the value assigned to the options to acquire up to 300,000 shares of our common stock issued pursuant to the Option Agreement with Ms. Silina.

(3)On December 1, 2017, we entered into a management consulting agreement with Dr. Owen. Under the terms of the Agreement, Dr. Owen agreed to act as our Chief Executive Officer and director for the term of one year, expiring on November 30, 2018, and renewing automatically for consecutive 1-year terms. Dr. Owen was to be paid a consulting fee of CAD$16,666 per month. Dr. Owen resigned from all his positions with the Company on April 30, 2018.

(4)Option awards represent the value assigned to the vested portion of options to acquire up to 2,400,000 shares of our common stock issued pursuant to the Management Consulting Agreement with Dr. Sanderson.

(5)Represents amounts paid or accrued to Mr. Hargreaves for consulting services pursuant to the verbal agreement between the Company and Mr. Hargreaves, who agreed to a consulting fee of CAD$5,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning stock awards for each of our named executive officer, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of May 31, 2019.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date

Frank McEnulty	500,000	-	$0.35	Aug. 5, 2015	Aug. 5, 2020
Chief Executive Officer	500,000	-	$0.35	Oct. 1, 2015	Oct. 1, 2020
	500,000	-	$0.35	Jan. 1, 2016	Jan. 1, 2021
	500,000	-	$0.35	Apr. 1, 2016	Apr. 1, 2021
	500,000	-	$0.35	Jul. 31, 2016	Jul. 31, 2021

Yanika Silina	300,000	-	$0.35	Aug. 24, 2017	Aug. 23, 2022
Chief Financial Officer

Bradley Hargreaves	1,250,000	-	$0.05	Aug. 26, 2015	Aug. 26, 2020
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

On May 3, 2018, we accepted Dr. Owen’s resignation from all his positions with the Company effective April 30, 2018. As at April 30, 2018, we were indebted to Dr. Owen in the amount of CAD$69,998 for his services under the Consulting Agreement. We agreed to repay the debt to Dr. Owen by making a one-time cash payment of CAD$35,000, if paid by May 17, 2018, or in series of 12 monthly payments of CAD$5,833.17 each if payment can’t be made prior to May 17, 2018. In addition to the cash payment, we gave Dr. Owen an opportunity to convert up to $10,000 owed to him into the shares of our common stock at the then current private placement price, in case the cash payment is made on or before May 17, 2018, and up to CAD$15,000 should we choose to repay our debt in 12 monthly installments. As of the date of this Annual Report on Form 10-K we have not made the payments towards extinguishing the debt, and Dr. Owen has not exercised his conversion rights.

Bradley Hargreaves

On September 26, 2016, as part of our Letter Agreement with Ms. Arnett, our former VP of Corporate Development, and Mr. Hargreaves, we renegotiated our consulting arrangements and agreed to pay Ms. Arnett and Mr. Hargreaves each CAD$5,000 per month, beginning effective August 1, 2016, for duration of six (6) months. On January 23, 2017, Ms. Jean Arnett resigned as our VP, Corporate Development and as our director. Mr. Hargreaves continues to provide his services based on a verbal agreement to extend his consulting arrangements on a month-to-month basis at the rate of CAD$5,000 per month.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our May 31, 2019, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our May 31, 2019 fiscal year is set out in the tables above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams	2019	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of September 5, 2019, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of September 5, 2019, there were 48,332,749 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	12,098,400(1)	20.93%
Common Stock	Jean Arnett 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(2)	12.61%
Common Stock	Brad Hargreaves 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(3)	12.61%
Common Stock	City Group LLC 1201 Orange Street Suite 600 Wilmington, DE 19801	3,797,294(4)	7.56%
Common Stock	Canen Capital Corp. 1177 W. Hastings Street Suite 1920 Vancouver, BC V6E 2K3	3,291,916(5)	6.59%
Common Stock	Tradex Capital Corp 1177 W. Hastings Street Suite 1920 Vancouver, BC V6E 2K3	3,511,576(6)	7.05%
Common Stock	Frank McEnulty 123 W. Nye Ln, Suite 446 Carson City, NV 89706	2,981,016(7)	5.86%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Frank McEnulty Chief Executive Officer and Director 123 W. Nye Ln, Suite 446 Carson City, NV 89706	2,981,016(7)	5.86%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary and Director 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	350,000(8)	0.72%
Common Stock	Brad Hargreaves Vice President, Technology and Operations and Director 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000(3)	12.61%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil
Common Stock	Directors and Executive Officers (as a group)	9,581,016	19.19%

(1)12,098,400 shares listed as being held by Mr. Jeffs include warrants to purchase up to 2,000,000 shares of our common stock exercisable at a price of $0.60 per share if exercised no later than on March 3, 2020, and $0.75 per share during the period from March 3, 2020 to March 3, 2021, and warrants to purchase up to 7,482,960 shares of our common stock exercisable at a price of $0.05 per share expiring on December 27, 2021. On August 28, 2019 Mr. Jeffs exercised his warrants to acquire up to 7,482,960 shares of our common stock, however, as of the date of this Annual Report on Form 10-K these shares have not been issued.

(2)6,250,000 shares listed as being held by Ms. Arnett include options to purchase up to 1,250,000 shares of our common stock at an exercise price of $0.05 per share.

(3)6,250,000 shares listed as being held by Mr. Hargreaves include options to purchase 1,250,000 shares of our common stock at an exercise price of $0.05 per share.

(4)3,797,294 shares listed as being held by City Group LLC include warrants to purchase up to 1,898,647 shares of our common stock at an exercise price of $1.00 per share if exercised no later than on October 12, 2019, $1.25 per share if exercised during the period from October 12, 2019 to October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021.

(5)3,291,916 shares listed as being held by Canen Capital Corp. include warrants to purchase up to 1,645,958 shares of our common stock at an exercise price of $1.00 per share if exercised no later than on October 12, 2019, $1.25 per share if exercised during the period from October 12, 2019 to October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021.

(6)3,511,576 shares listed as being held by Tradex Capital Corp. include warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.00 per share if exercised no later than on October 12, 2019, $1.25 per share if exercised during the period from October 12, 2019 to October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021.

(7)2,981,016 shares listed as being held by Mr. McEnulty include options to purchase up to 2,500,000 shares of our common stock exercisable at a price of $0.35 per share.

(8)350,000 shares listed as being held by Ms. Silina include options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of May 31, 2018, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders(1)	7,050,000	$0.24	None

(1)At May 31, 2019 we had the following individual compensation arrangements under which we issued options to purchase shares of our common stock:

•On November 24, 2014, we granted to Ms. Arnett and Mr. Hargreaves options to purchase up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share. On September 26, 2016, pursuant to our letter agreement with Ms. Arnett and Mr. Hargreaves, we canceled 17,500,000 common shares of the Company (8,750,000 shares, each), which at the time have not vested; remaining options to acquire up to 2,500,000 shares (1,250,000 shares, each) can be exercised at $0.05 per share and expire on August 26, 2020.

•On January 13, 2015, we granted to Dr. Sanderson non-transferrable options to purchase up to 2,400,000 shares of our common stock at an exercise price of $0.67 per share. The options vested quarterly starting on March 31, 2015 in equal portions of 200,000 shares per vesting period, and were expiring on the 5th year anniversary of the applicable vesting date. The options were subject to early termination provisions in the event that Dr. Sanderson ceases to act for us in any capacity, therefore the options were cancelled during the year ended May 31, 2019.

•On August 5, 2015, we granted to Mr. McEnulty non-transferrable options to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.35 per share. These options vested in equal installments of 500,000 shares each, with options for the first 500,000 shares vesting on the grant date. The remaining options vested on October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016, respectively, and expire on the 5th year anniversary of the applicable vesting date, subject to certain early termination provisions, upon death, or if Mr. McEnulty ceases to act for us in any capacity either voluntarily or as a result of a termination or removal for cause.

•On August 24, 2017, we granted to Ms. Silina non-transferrable options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expire on August 24, 2022.

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

Transactions with Related Persons

Since June 1, 2018, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Frank McEnulty

As at May 31, 2019, we were indebted to Mr. McEnulty, our CEO and a member of our Board of Directors, in the amount of $75,600 on account of unpaid management fees.

Yanika Silina

As at May 31, 2019, we were indebted to Ms. Silina, our CFO, Treasurer, Corporate Secretary, and a member of our Board of Directors in the amount of $33,505 on account of unpaid management fees and reimbursable expenses.

Mr. Hargreaves

As at May 31, 2019, we were indebted to Mr. Hargreaves, our Vice President of Technology and Operations and a member of our Board of Directors, in the amount of $54,999 for unpaid consulting fees and reimbursable expenses.

Dr. John Sanderson, MD

As at May 31, 2019, we were indebted to Dr. Sanderson, our former Chief Medical Officer, in the amount of $81,059 on account of unpaid consulting fees and reimbursable expenses.

Dr. Terrance Owen

As at May 31, 2019, we were indebted to Dr. Owen, our former Chief Executive Officer, in the amount of $51,747 on account of unpaid consulting fees and reimbursable expenses.

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

2019 - $19,770 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $39,170 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2019 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2019 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $1,050 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2019 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

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

Exhibit Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.(10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi.(12)

Exhibit Number	Description of Document
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp.(14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp.(15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs.(16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs.(16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp.(17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(20)

Exhibit Number	Description of Document
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)
10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.47	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.
10.48	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.
10.49	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018.
10.50	Loan Agreement and Note Payable dated September 13, 2018, among Cell MedX Corp., and Tradex Capital Corp. (23)
10.51	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(24)
10.52	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (25)
14.1	Code of Ethics(3)
21.1	List of Significant Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from this Quarterly Report on Form 10-K for the years ended May 31, 2019 and 2018 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at May 31, 2019 and 2018.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the years ended May 31, 2019 and 2018.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at May 31, 2019.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the years ended May 31, 2019 and 2018.

(1)Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010

(2)Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010

(3)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with SEC on August 26, 2014

(4)Reserved

(5)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014

(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014

(7)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014

(8)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18, 2014

(9)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2014

(10)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 13, 2015

(11)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015

(12)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2016

(13)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 15, 2015

(14)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2016

(15)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2016

(16)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2016

(17)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2016

(18)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2017

(19)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2017

(20)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 17, 2017

(21)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 16, 2018

(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on December 5, 2017.

(23)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2019

(24)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2018

(25)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

CELL MEDX CORP.

Date: September 6, 2019	By:	/s/ Frank E. McEnulty
	Name:	Frank E. McEnulty
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: September 6, 2019	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Frank E. McEnulty Frank McEnulty	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	September 6, 2019

/s/ Yanika Silina Yanika Silina	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer and Member of the Board of Directors	September 6, 2019

/s/ Bradley Hargreaves Bradley Hargreaves	Vice President, Technology and Operations and Member of the Board of Directors	September 6, 2019

/s/ George Adams George Adams	Member of the Board of Directors	September 6, 2019