Form 10-Q
period 2019-08-31
Cell MedX Corp.
filed 2019-10-15
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2019

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 15, 2019 was 55,815,709.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at August 31, 2019, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2019, are not necessarily indicative of the results that can be expected for the year ending May 31, 2020.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	August 31, 2019	May 31, 2019
	(Unaudited)

ASSETS
Current assets
Cash	$352,671	$57,172
Inventory	70,286	73,201
Other current assets	23,858	58,887
Total current assets	446,815	189,260

Equipment	3,497	1,281
Total assets	$450,312	$190,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$866,904	$734,281
Accrued liabilities	33,035	25,635
Due to related parties	235,314	383,688
Notes and advances payable	162,374	511,754
Unearned revenue	317,324	307,742
Total liabilities	1,614,951	1,963,100

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 48,332,749 and 44,282,749 shares issued and outstanding at August 31, 2019 and at May 31, 2019, respectively	48,333	44,283
Additional paid-in capital	5,591,816	5,109,866
Obligation to issue shares	374,148	-
Reserves	14,400	14,400
Accumulated deficit	(7,202,109)	(6,956,822)
Accumulated other comprehensive income	8,773	15,714
Total stockholders' deficit	(1,164,639)	(1,772,559)
Total liabilities and stockholders’ deficit	$450,312	$190,541

The accompanying notes are an integral part of these interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	August 31,
	2019	2018

Revenue
Sales	$11,343	$-
Distribution rights	8,958	-
Cost of goods sold	(5,375)	-
Gross margin	14,926	-

Operating expenses
Amortization	268	-
Consulting fees	89,271	63,960
Distribution expenses	16,447	-
General and administrative expenses	86,562	27,242
Research and development costs	60,713	149,734
Total operating expenses	253,261	240,936

Other items
Financing costs	-	(387)
Interest	(6,952)	(2,142)
Net loss	(245,287)	(243,465)

Unrealized foreign exchange translation gain (loss)	(6,941)	869
Comprehensive loss	$(252,228)	$(242,596)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	47,245,792	44,282,749

The accompanying notes are an integral part of these interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

							Accumulated
			Obligation	Additional			Other
	Common Stock		to Issue	Paid-in		Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Reserves	Accumulated	Income	Total

Balance - May 31, 2018	44,282,749	$44,283	$-	$4,916,201	$14,400	$(6,050,841)	$2,539	$(1,073,418)

Net loss for the three months ended August 31, 2018	-	-	-	-	-	(243,465)	-	(243,465)
Translation to reporting currency	-	-	-	-	-	-	869	869

Balance - August 31, 2018	44,282,749	44,283	-	4,916,201	14,400	(6,294,306)	3,408	(1,316,014)

Warrants issued for debt	-	-	-	193,665	-	-	-	193,665
Net loss for the nine months ended May 31, 2019	-	-	-	-	-	(662,516)	-	(662,516)
Translation to reporting currency	-	-	-	-	-	-	12,306	12,306

Balance - May 31, 2019	44,282,749	44,283	-	5,109,866	14,400	(6,956,822)	15,714	(1,772,559)

Shares issued for cash	4,050,000	4,050	-	481,950	-	-	-	486,000
Shares to be issued on exercise of warrants	-	-	374,148	-	-	-	-	374,148
Net loss for the three months ended August 31, 2019	-	-	-	-	-	(245,287)	-	(245,287)
Translation to reporting currency	-	-	-	-	-	-	(6,941)	(6,941)

Balance - August 31, 2019	48,332,749	$48,333	$374,148	$5,591,816	$14,400	$(7,202,109)	$8,773	$(1,164,639)

The accompanying notes are an integral part of these interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three months ended
	August 31,
	2019	2018

Cash flows used in operating activities
Net loss	$(245,287)	$(243,465)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	6,952	2,142
Amortization	268	-
Financing fees - non-cash	-	387
Unrealized foreign exchange	(2,905)	394
Changes in operating assets and liabilities
Inventory	4,215	(3,238)
Other current assets	33,295	1,843
Accounts payable	(3,617)	177,333
Accrued liabilities	7,400	2,900
Unearned revenue	9,236	-
Due to related parties	(13,239)	15,120
Net cash flows used in operating activities	(203,682)	(46,584)

Cash flows used in investing activities
Acquisition of equipment	(2,463)	-
Net cash used in investing activities	(2,463)	-

Cash flows from financing activities
Advances payable	15,000	28,871
Proceeds from notes payable	-	23,029
Proceeds from subscription to shares	486,000	-
Net cash provided by financing activities	501,000	51,900

Effects of foreign currency exchange on cash	644	167
Increase in cash	295,499	5,483
Cash, beginning	57,172	8,200
Cash, ending	$352,671	$13,683

Non-cash financing transactions:
Exercise of warrants for debt	$374,148	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2019

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 6, 2019. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2019, are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

Going concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2019, the Company has not achieved profitable operations and has accumulated a deficit of $7,202,109. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-02,“Leases” (“ASU 2016-02”). ASU 2016-02 changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods. Early application is permitted. The Company adopted the ASU 2016-02 on June 1, 2019, and is currently assessing the impact that the adoption will have on future financial statements and disclosures, since as of the date of these financial statements, the Company has no leasing arrangements. However, the Company is evaluating a possible impact ASU 2016-02 may have on the Company’s decision to introduce leasing options for its eBalance devices.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 8) at August 31, 2019 and at May 31, 2019:

	August 31, 2019		May 31, 2019
Due to the former Chief Executive Officer (“CEO”) and director (1)	$	n/a	$51,746
Due to the CEO		86,400	75,600
Due to the Chief Financial Officer (“CFO”)		25,002	33,507
Due to the Vice President (“VP”), Technology and Operations		37,142	54,999
Due to the former Chief Medical Officer(1)		n/a	81,059
Due to the former VP, Corporate Strategy and major shareholder		86,770	86,777
Due to related parties		$235,314	$383,688

(1)The amounts due to former CEO and former Chief Medical Officer have been reclassified to accounts payable, as both persons were not related to the Company as at August 31, 2019.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the three-month periods ended August 31, 2019 and 2018, the Company had the following transactions with related parties:

	August 31, 2019	August 31, 2018
Management fees incurred to the CEO	$10,800	$10,800
Management fees incurred to the CFO	3,000	3,000
Consulting fees incurred to the VP, Technology and Operations	11,271	11,460
Interest accrued on loans from significant shareholder (Note 8)	6,477	2,048
Total transactions with related parties	$31,548	$27,308

NOTE 3 - INVENTORY

As at August 31, 2019, the inventory consisted of eBalance devices held for sale valued at $16,733 (May 31, 2019 - $24,505) and work in progress, that included unfinished eBalance devices and supplies required for manufacturing valued at $53,553 (May 31, 2019 - $48,696).

The cost of eBalance devices used for further research and development and for in-house observational trials are recognized as part of research and development expenses. During the three-month period ended August 31, 2019, the Company recognized $3,712 as cost of eBalance devices used in research and development. The cost of eBalance devices used in marketing and advertising are recognized as part of general and administrative expenses. During the three-month period ended August 31, 2019, the Company recognized $3,712 as cost of eBalance devices used for marketing and advertising purposes.

NOTE 4 - OTHER CURRENT ASSETS

As at August 31, 2019, other current assets consisted of $13,419 in prepaid expenses (May 31, 2019 - $50,331) and $10,439 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2019 - $8,556).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at August 31, 2019 and May 31, 2019 are as follows:

	August 31, 2019	May 31, 2019
Book value, beginning of the period	$1,281	$-
Changes during the period	2,463	1,915
Amortization	(268)	(580)
Foreign exchange	21	(54)
Book value, end of the period	$3,497	$1,281

NOTE 6 - UNEARNED REVENUE

Changes to the unearned revenue as at August 31, 2019 and May 31, 2019:

	August 31, 2019	May 31, 2019
Unearned revenue, beginning of the period	$307,742	$51,585
Deposits to distribution rights	25,000	250,000
Security deposits received from/(refunded to) customers	(2,269)	6,806
Security deposits recognized in sales	(4,537)	-
Non-refundable deposit on distribution rights	(8,958)	-
Foreign exchange	346	(649)
Unearned revenue, end of the period	$317,324	$307,742

During the three-month period ended August 31, 2019, the Company entered into a letter of intent for the wholesale distribution rights to all Mainlined China, not including Hong Kong (the “LOI”). As part of the LOI the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000. The LOI’s term is 240 days, in which for the first 120 days the Distributor will be permitted to test the eBalance devices (the “Testing Period”). During the Testing Period, the Company agreed not to enter into any agreements for the wholesale rights to Mainland China.

The Company amortizes the non-refundable deposit received from the Distributor on a straight-line basis over the full length of the LOI. As at August 31, 2019, $8,958 were recorded as revenue from distribution rights (Note 7).

NOTE 7 - REVENUE

During the three-month period ended August 31, 2019, the Company’s revenue consisted of sales of its eBalance devices to end-users and sale of rights to the wholesale distribution of eBalance devices.  Following are the details of revenue and associated costs:

Three months ended August 31, 2019
Sales of eBalance devices	$11,343
Cost of eBalance devices	(4,052)
Royalty payable	(1,323)
Distribution rights (Note 6)	8,958
Gross margin	$14,926

NOTE 8 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at August 31, 2019 and May 31, 2019:

As at August 31, 2019
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$29,468	6%	Non-convertible(1)	$2,103	$31,571
6,870	6%	Related party(2)	4	6,874
35,606	6%	Related party(2),(3)	17	35,623
88,306	0%	Advances(4)	--	88,306
$160,250			$2,124	$162,374

As at May 31, 2019
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$29,065	6%	Non-convertible(1)	$1,613	$30,678
114,027	0%-12%	Related party(2)	12,533	126,560
275,000	6%	Related party(2),(3)	6,468	281,468
73,048	0%	Advances(4)	--	73,048
$491,140			$20,614	$511,754

(1) Loans Payable

As at August 31, 2019, the Company owed a total of $31,571 (2019 - $30,678) under two separate loan agreements. Both loans bear interest at 6% per annum compounded monthly, are unsecured, and payable on demand.

(2) Related Party Loans Payable

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised 2,482,960 warrants to acquire 2,482,960 shares of the Company granted in consideration for the funds Mr. Jeffs advanced to the Company during its fiscal 2019 and 2018 years.  To exercise the warrants, Mr. Jeffs chose to apply $124,148, the Company owed under the demand notes payable against the purchase price of the shares (Note 9). The exercise price was first applied to $15,051 (CAD$20,019) in interest accrued on the notes payable, with the remaining $109,097 (CAD$145,110) applied to principal. The shares were issued on September 9, 2019. As at August 31, 2019, the Company owed Mr. Jeffs $6,874 under the remaining note payable, which continues to accumulate interest at 6% per annum compounded monthly.

(3) Unsecured Line of Credit with Related Party

On August 28, 2019, Mr. Jeffs exercised 5,000,000 warrants to acquire 5,000,000 shares of the Company granted to Mr. Jeffs in consideration for an unsecured line of credit of up to $250,000 (the “Credit Line”) dated for reference December 27, 2018.  To exercise the warrant, Mr. Jeffs chose to apply $250,000, the Company owed under the Credit Line against the purchase price of the shares (Note 9). The exercise price was first applied to $10,606 in interest accrued on the balance due under the Credit Line, $25,000 was applied towards the Credit Line set-up fee, and the remaining $214,394 was applied to principal. The shares were issued on September 9, 2019. As at August 31, 2019, the Company owed Mr. Jeffs $35,623 under the Credit Line, which continues to accumulate interest at 6% per annum compounded monthly.

(4) Advances Payable

During the three-month period ended August 31, 2019, the Company borrowed $15,000. The advances are non-interest bearing, unsecured and payable on demand. As at August 31, 2019, a total of $88,306 (2019 - $73,048) was due and payable on account of the advances.

(5) Interest Expense

During the three-month period ended August 31, 2019, the Company recorded $ 6,952 (2019 - $2,142) in interest expense associated with its liabilities under the notes and advances payable, of which $2,321 (2019 - $2,048) was accrued on the loans received from Mr. Jeffs, and $4,156 (2019 - $Nil) in interest accrued on the Line of Credit.

NOTE 9 - SHARE CAPITAL

On May 30, 2019, the Company announced a non-brokered private placement offering (the “2019 Offering”) set at a price of $0.12 per Unit for up to 6,250,000 Units for total gross proceeds of up to $750,000. Each Unit sold under the 2019 Offering was to consist of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on the second year anniversary of the date of issuance of the Warrant. Each Warrant will be exercisable into one share of the Company’s common stock at $0.20 per share.

On June 24, 2019, the Company closed the first tranche of its 2019 Offering by issuing 3,950,000 Units for total gross proceeds of $474,000. On July 22, 2019 the Company closed the second tranche of the 2019 Offering by issuing 100,000 Units for total gross proceeds of $12,000

Options

The changes in the number of stock options outstanding during the three-month period ended August 31, 2019 and for the year ended May 31, 2019 are as follows:

	Three months ended August 31, 2019			Year ended May 31, 2019
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	7,050,000		$0.24	9,450,000	$0.35
Options cancelled	--	$	n/a	(2,400,000)	$0.67
Options outstanding, ending	7,050,000		$0.24	7,050,000	$0.24

Details of options outstanding and exercisable as at August 31, 2019, are as follows:

Exercise price	Grant date	Number of options Outstanding and exercisable
$0.05	November 25, 2014	2,500,000
$0.35	August 5, 2015	2,500,000
$0.35	August 24, 2017	2,050,000
$0.24		7,050,000

At August 31, 2019, the weighted average remaining contractual life of the stock options outstanding was 1.55 years.

Warrants

The changes in the number of warrants outstanding during the three-month period ended August 31, 2019 and for the year ended May 31, 2019 are as follows:

	Three months ended August 31, 2019	Year ended May 31, 2019
Warrants outstanding, beginning	20,297,565	12,814,605
Warrants issued	4,050,000	7,482,960
Warrants exercised	(7,482,960)	--
Warrants outstanding, ending	16,864,605	20,297,565

Details of warrants outstanding as at August 31, 2019, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000
$1.00 during the period from October 12, 2018 to October 12, 2019 $1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605
$1.00 during the period from October 12, 2018 to October 12, 2019 $1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000
$1.00 during the period from February 7, 2019 to February 7, 2020 $1.50 during the period from February 7, 2020 to February 7, 2021	February 7, 2018	240,000
$0.20 expiring on June 24, 2021	June 24, 2019	3,950,000
$0.20 expiring on July 22, 2021	July 22, 2019	100,000
		16,864,605

At August 31, 2019, the weighted average life and exercise price of the warrants was 1.86 years and $0.76, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to August 31, 2019, the Company received $167,150 under convertible notes payable which bear interest at 6% per annum compounded monthly. At the discretion of the lenders, the balance of the note payable may be converted to shares of the Company’s common stock at the price of then current private placement financing.

Subsequent to August 31, 2019, the Company paid $42,500 for promotional and investor relations activities aimed to increase awareness about the Company within the investment community.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2019, filed with the United States Securities and Exchange Commission (the “SEC”) on September 6, 2019.

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

Recent Corporate Developments

The following corporate developments occurred during the quarter ended August 31, 2019, and up to the date of the filing of this report:

Private Placement Financing

On May 30, 2019, the Company announced that it had arranged a non-brokered private placement offering (the “Offering”) set at a price of $0.12 per Unit for up to 6,250,000 Units for total gross proceeds of $750,000. Each Unit sold under the Offering was to consist of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on the second year anniversary of the date of issuance of the Warrant and exercisable into one share of the Company’s common stock at $0.20 per share.

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

On June 24, 2019, the Company closed the first tranche of the Offering by issuing 3,950,000 Units for total gross proceeds of $474,000. On July 22, 2019, the Company closed the second tranche of the Offering by issuing 100,000 Units for total gross proceeds of $12,000. The Units were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

The Company closed the Offering on September 6, 2019.

Exercise of Warrants

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised a total of 7,482,960 warrants to acquire 7,482,960 shares the Company granted to Mr. Jeffs in consideration for the Line of Credit and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Line of Credit and the notes payable against the purchase price of the shares. The shares were issued on September 9, 2019.

Engagement of Think Ink Marketing for Investor Outreach Program

On June 20, 2019, the Company entered into public relations services agreement with Think Ink Marketing Data & Email Services, Inc., a California-based marketing firm established in 1991 that provides its customers with a complete range of marketing services (“Think Ink”), to develop an investor outreach program. The Company agreed to a minimum payment of $25,000, applied on pay-per-click basis to traffic generated by adds/marketing material.

Commercial Sales Activity

In Fiscal 2019, the Company received all required electrical and safety certifications for its eBalance device, which allowed the Company to commence commercialization of its eBalance devices in Canada as non-medical wellness devices. To begin establishing the customer base, the Company entered into two separate agreements with two independent consultants, who agreed to work with the Company as its sales representatives (the “Sales Representatives”) and to introduce the eBalance devices to various wellness clinics in British Columbia, Canada. Based on the agreements, the Sales Representatives will receive CAD$350 commission fee on each device they sell. In order to establish the initial customer base, the Company agreed to a set monthly fee of CAD$5,000 payable to each Sales Person for an initial three-month term.

Results of Operations for the Three Months ended August 31, 2019 and 2018

Our operating results for the three-month periods ended August 31, 2019 and 2018, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended
	August 31, 2019	August 31, 2018	Percentage Increase / (Decrease)
Sales	$11,343	$-	n/a
Distribution rights	8,958	-	n/a
Cost of goods	(5,375)	-	n/a
Gross margin	14,926	-	n/a
Operating expenses
Amortization	268	-	n/a
Consulting fees	89,271	63,960	39.6%
Distribution expenses	16,447	-	n/a
General and administrative expenses	86,562	27,242	217.8%
Research and development costs	60,713	149,734	(59.5)%
Total operating expenses	253,261	240,936	5.1%
Financing costs	-	387	(100.0)%
Interest	6,952	2,142	224.6%
Net loss	$245,287	$243,465	0.7%

Revenues

During the three-month period ended August 31, 2019, we recognized $11,343 (CAD$15,000) in revenue, which consisted of sales of our eBalance wellness devices to end-users. The cost attributed to this revenue was $5,375 and consisted of $4,052 in manufacturing costs of eBalance devices, and $1,323 in royalties we accrued on the sale of each device.

On June 6, 2019, we entered into a letter of intent for the wholesale distribution rights to all Mainlined China, not including Hong Kong (the “LOI”). As part of the LOI the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000, of which $8,958 we recorded as revenue from distribution rights for the three-month period ended August 31, 2019.

We did not generate any revenue during the three-month period ended August 31, 2018.

As of the date of this report on Form 10-Q, we continue research and further development of our eBalance Technology and devices based on this technology, we are also working towards certifying our device with Health Canada as Class II medical device, and compiling a required documentation for a 510(K) premarket submission with FDA, which allows to demonstrate that the eBalance device is at least as safe and effective as a legally marketed device available on the market, which, if the submission is approved, will allow us to start our commercial activity in the USA. Until we receive Health Canada and FDA approvals, we will only be able to sell our devices as wellness devices in Canada, which will limit our potential revenue in a foreseeable future due to a smaller market share.

Operating Expenses

During the three-month period ended August 31, 2019, our operating expenses increased by 5.1% from $240,936 incurred during the three months ended August 31, 2018, to $253,261 incurred during the three months ended August 31, 2019. The most significant changes were as follows:

•During the three-month period ended August 31, 2019, our consulting fees increased by $25,311, from $63,960 we incurred during the three-month period ended August 31, 2018, to $89,271 we incurred during the three months ended August 31, 2019. Larger consulting fees during the three-month period ended August 31, 2019, were associated with $25,000 we paid for consultation on setting up our distribution channels in China.

•Our research and development fees for the three-month period ended August 31, 2019, decreased by $89,021, from $149,734 we incurred during the three-month period ended August 31, 2018, to $60,713 we incurred during the three months ended August 31, 2019. The higher research and development fees during the three-month period ended August 31, 2018, resulted mainly form $140,460 (CAD$185,000) we incurred to Western Robotics Ltd., whom we engaged to assist us with enhancement and re-designing of our eBalance Pro wellness devices. During the three months ended August 31, 2019, our improvements were mainly associated with integration of automated billing module and smaller updates and upgrades to the eBalance device.

•During the three-month period ended August 31, 2019, we incurred $16,447 in distribution expenses we paid or accrued to our sales representatives, who began working on distribution of our eBalance devices in British Columbia, Canada (2019 - $Nil). Based on our agreements with the Sales Representatives, we agreed to pay CAD$350 as commission for each eBalance device they sell. In order to allow our Sales Representatives to establish their customer base, we agreed to a monthly fee of CAD$5,000 payable to each Sales Representative for an initial term of three months.

•Our general and administrative fees for the three-month period ended August 31, 2019, increased by $59,320, or 217.8%, from $27,242 we incurred during the three-month period ended August 31, 2018, to $86,562 we incurred during the three months ended August 31, 2019. The largest factor that contributed to this change was associated with our expenditures on corporate communication per our services agreement with Think Ink Marketing, which resulted in $56,338 we recorded during the three-month period ended August 31, 2019, as compared to $486 we incurred during the three-month period ended August 31, 2018. Other factors that affected our general and administrative fees were associated with marketing and advertising fees, which increased by $4,191 as apposed to not having any expenses of this type during the comparative period ended August 31, 2018, and a $4,000 increase to our accounting and audit fees, which increased from $3,000 during the three-month period ended August 31, 2018, to $7,000 during the three-month period ended August 31, 2019. These increases were offset by $1,966 decrease in travel and entertainment fees, which amounted to $871 during the three months ended August 31, 2019, and $3,552 decrease in foreign exchange, which resulted in $3,308 gain for the three-month period ended August 31, 2019, as opposed to $244 loss for the three months ended August 31, 2018.

Other Items

During the three-month period ended August 31, 2019, we accrued $6,952 (2019 - $2,142) in interest associated with the outstanding notes payable. Of this interest, $2,321 (2019 - $2,048) was accrued on the notes payable we issued to Mr. Jeffs, our major shareholder, and $4,156 (2019 - $Nil) was accrued on the Line of Credit with Mr. Jeffs. During the three-month period ended August 31, 2018, we accrued $387 in financing fees payable to Mr. Jeffs as part of notes payable we issued to Mr. Jeffs.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2019	As at May 31, 2019	Percentage Change
Current assets	$446,815	$189,260	136.1%
Current liabilities	1,614,951	1,963,100	(17.7)%
Working capital deficit	$(1,168,136)	$(1,773,840)	(34.1)%

As of August 31, 2019, we had a cash balance of $352,671, a working capital deficit of $1,168,136 and cash flows used in operations of $203,682 for the period then ended. During the three-month period ended August 31, 2019, we funded our operations with $486,000 received on subscription to the shares of our common stock, and $15,000 we borrowed under short-term advances.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended August 31, 2019. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Three months ended August 31,
	2019	2018
Cash flows used in operating activities	$(203,682)	$(46,584)
Cash flows used in investing activities	(2,463)	-
Cash flows provided by financing activities	501,000	51,900
Effects of foreign currency exchange on cash	644	167
Net increase in cash during the period	$295,499	$5,483

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2019, was $203,682. This cash was primarily used to cover our cash operating expenses of $240,972 and to decrease our accounts payable and amounts due to related parties by $3,617 and $13,239, respectively. These uses of cash were offset by $4,215 and $33,295 decreases in our inventory and other current assets, respectively, and by increases in our accrued liabilities and unearned revenue of $7,400 and $9,236 respectively.

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

Non-cash transactions

During the three-month period ended August 31, 2019, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$6,952 (2019 - $2,142) in interest we accrued on the outstanding notes payable. Of this interest, $2,321 (2019 - $2,048) was accrued on the notes payable we issued to Mr. Jeffs, and $4,156 (2019 - $Nil) was accrued on the $250,000 line of credit provided to us by Mr. Jeffs;

•$Nil (2019 - $387) in financing fees associated with notes payable we issued to Mr. Jeffs; and

•$2,905 gain (2019 - $394 loss) in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar denominated transactions.

•During the three-month period ended August 31, 2019, we recorded $268 in amortization on the equipment we acquired for our manufacturing operations and for our office.

Net Cash Provided by Financing Activities

During the three-month period ended August 31, 2019, we were advanced a total of $15,000 which were payable on demand. In addition to the advances, we issued 4,050,000 units of our common stock for total proceeds of $486,000. We did not incur any share-issuance costs associated with the Offering.

During the thee-month period ended August 31, 2018, we borrowed a total of $23,029 (CAD$30,000) from Mr. Jeffs. Of this amount CAD$20,000 in principal bore interest at 12% per annum, compounded monthly, as unsecured and payable on demand; and CAD$10,000 was advanced as a non-interest bearing short-term loan, which was payable within 14 days from the grant. We did not pay this loan when due, and therefore during the three-month period ended August 31, 2018, it was payable on demand. In addition to the loans with Mr. Jeffs, we received an additional $28,871 in non-interest bearing advances payable on demand.

Net Cash Used in Investing Activities

During the three-month period ended August 31, 2019, we purchased three laptop computers for $2,463. We did not have any investing activities during the three-month period ended August 31, 2018.

Going Concern

The notes to our unaudited interim consolidated financial statements at August 31, 2019, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or combination of both. In addition, we anticipate continuing to require upfront deposits from our potential distributors, once additional geographical distribution zones are determined.

We have accumulated a deficit of $7,202,109 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $7,202,109 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 24, 2019, the Company closed the first tranche of its private placement offering (the “Offering”) by issuing 3,950,000 Units for total gross proceeds of $474,000. On July 22, 2019, the Company closed the second tranche of the Offering by issuing 100,000 Units for total gross proceeds of $12,000. Each Unit sold under the Offering consist of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on the second year anniversary of the date of issuance of the Warrant and exercisable into one share of the Company’s common stock at $0.20 per share. The Units were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised 7,482,960 warrants to acquire 7,482,960 shares the Company granted to Mr. Jeffs in consideration for the Line of Credit and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Line of Credit and notes payable against the purchase price of the shares. The shares were issued on September 9, 2019. The Units were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.(10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)

Exhibit
Number	Description of Document
10.14	eBalance Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi.(12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp.(14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp.(15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs.(16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs.(16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp.(17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)
10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.47	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.
10.48	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.
10.49	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018.
10.50	Loan Agreement and Note Payable dated September 13, 2018, among Cell MedX Corp., and Tradex Capital Corp. (23)
10.51	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(24)
10.52	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (25)
14.1	Code of Ethics(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three-month period ended August 31, 2019 and 2018 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at August 31, 2019 (unaudited) and as at May 31, 2019.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the three-month periods ended August 31, 2019 and 2018.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at August 31, 2019.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2019 and 2018.

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

Cell MedX Corp.

Date: October 15, 2019	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 15, 2019	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)