Form 10-Q
period 2019-11-30
Cell MedX Corp.
filed 2020-01-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2019

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 14, 2020 was 55,815,709.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated interim financial statements of Cell MedX Corp. as at November 30, 2019, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended November 30, 2019, are not necessarily indicative of the results that can be expected for the year ending May 31, 2020.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	November 30, 2019	May 31, 2019

ASSETS

Current assets
Cash	$274,991	$57,172
Inventory	77,789	73,201
Other current assets	47,257	58,887
Total current assets	400,037	189,260

Equipment	2,957	1,281
Total assets	$402,994	$190,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$928,975	$734,281
Accrued liabilities	28,363	25,635
Due to related parties	241,654	383,688
Notes and advances payable	363,826	511,754
Unearned revenue	307,850	307,742
Total liabilities	1,870,668	1,963,100

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 55,815,709 and 44,282,749 shares issued and outstanding at November 30, 2019 and at May 31, 2019, respectively	55,816	44,283
Additional paid-in capital	5,958,481	5,109,866
Reserves	14,400	14,400
Accumulated deficit	(7,505,597)	(6,956,822)
Accumulated other comprehensive income	9,226	15,714
Total stockholders' deficit	(1,467,674)	(1,772,559)
Total liabilities and stockholders’ deficit	$402,994	$190,541

The accompanying notes are an integral part of these interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2019	2018	2019	2018

Revenue
Sales	$757	$-	$12,100	$-
Distribution rights	9,480	-	18,438	-
Cost of goods sold	522	-	5,897	-
Gross margin	9,715	-	24,641	-

Operating expenses
Amortization	545	110	813	110
Consulting fees	61,728	66,678	150,999	130,638
Distribution expenses	19,173	-	35,620	-
General and administrative expenses	132,080	24,448	218,642	52,077
Research and development costs	95,894	33,633	156,607	183,367
Total operating expenses	309,420	124,869	562,681	366,192

Other items
Interest	(3,783)	(2,648)	(10,735)	(4,790)
Net loss	(303,488)	(127,517)	(548,775)	(370,982)

Unrealized foreign exchange translation gain (loss)	453	6,477	(6,488)	7,346
Comprehensive loss	$(303,035)	$(121,040)	$(555,263)	$(363,636)

Net loss per common share
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	55,075,636	44,282,749	51,139,321	44,282,749

The accompanying notes are an integral part of these interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in		Deficit	Comprehensive
	Shares	Amount	Capital	Reserves	Accumulated	Income	Total

				-
Balance - May 31, 2018	44,282,749	$44,283	$4,916,201	$14,400	$(6,050,841)	$2,539	$(1,073,418)

Net loss for the six months ended November 30, 2018	-	-	-	-	(370,982)	-	(370,982)
Translation to reporting currency	-	-	-	-	-	7,346	7,346

Balance - November 30, 2018	44,282,749	44,283	4,916,201	14,400	(6,421,823)	9,885	(1,437,054)

Warrants issued for debt	-	-	193,665	-	-	-	193,665
Net loss for the six months ended May 31, 2019	-	-	-	-	(534,999)	-	(534,999)
Translation to reporting currency	-	-	-	-	-	5,829	5,829

Balance - May 31, 2019	44,282,749	44,283	5,109,866	14,400	(6,956,822)	15,714	(1,772,559)

Shares issued for cash	4,050,000	4,050	481,950	-	-	-	486,000
Shares issued on exercise of warrants	7,482,960	7,483	366,665	-	-	-	374,148
Net loss for the six months ended November 30, 2019	-	-	-	-	(548,775)	-	(548,775)
Translation to reporting currency	-	-	-	-	-	(6,488)	(6,488)

Balance - November 30, 2019	55,815,709	$55,816	$5,958,481	$14,400	$(7,505,597)	$9,226	$(1,467,674)

The accompanying notes are an integral part of these interim consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Six months ended November 30,
	2019	2018

Cash flows used in operating activities
Net loss	$(548,775)	$(370,982)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	10,735	4,790
Amortization	813	110
Financing fees - non-cash	-	387
Unrealized foreign exchange	(2,909)	(2,788)
Changes in operating assets and liabilities
Inventory	(3,293)	(50,072)
Other current assets	11,849	16,823
Accounts payable	58,529	75,053
Accrued liabilities	2,823	(13,107)
Unearned revenue	(244)	250,000
Due to related parties	(8,898)	26,352
Net cash flows used in operating activities	(479,370)	(63,434)

Cash flows used in investing activities
Acquisition of equipment	(2,463)	(1,915)
Net cash used in investing activities	(2,463)	(1,915)

Cash flows from financing activities
Advances payable	15,000	28,871
Proceeds from notes payable	197,650	47,004
Proceeds from subscription to shares	486,000	-
Net cash provided by financing activities	698,650	75,875

Effects of foreign currency exchange on cash	1,002	5,651
Increase in cash	217,819	16,177
Cash, beginning	57,172	8,200
Cash, ending	$274,991	$24,377

Non-cash financing transactions:
Exercise of warrants for debt	$374,148	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Cell MedX Corp. (Cell MedX, or the “Company”) was incorporated under the laws of the State of Nevada. On April 26, 2016, the Company formed a subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada”) under the laws of the province of British Columbia. Cell MedX is a biotech company focusing on the discovery, development, and commercialization of therapeutic and non-therapeutic products that promote general wellness.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 6, 2019. The interim unaudited consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended November 30, 2019, are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

Going concern

The accompanying unaudited interim consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2019, the Company has not achieved profitable operations and has accumulated a deficit of $7,505,597. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-02,“Leases” (“ASU 2016-02”). ASU 2016-02 changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods. Early application is permitted. The Company adopted the ASU 2016-02 on June 1, 2019. As of the date of these financial statements, the Company has no leasing arrangements. However, the Company is evaluating a possible impact ASU 2016-02 may have on the Company’s decision to introduce leasing options for its eBalance® devices.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 8) at November 30, 2019, and at May 31, 2019:

	November 30, 2019	May 31, 2019
Due to the Chief Executive Officer (“CEO”)	$97,200	$75,600
Due to the Chief Financial Officer (“CFO”)	20,246	33,507
Due to the Vice President (“VP”), Technology and Operations	37,438	54,999
Due to the former Chief Medical Officer(1)	n/a	81,059
Due to the former CEO and director (1)	n/a	51,746
Due to the former VP, Corporate Strategy and major shareholder	86,770	86,777
Due to related parties	$241,654	$383,688

(1)The amounts due to former CEO and former Chief Medical Officer have been reclassified to accounts payable, as both persons were not related to the Company as at November 30, 2019.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the six-month periods ended November 30, 2019 and 2018, the Company had the following transactions with related parties:

	November 30, 2019	November 30, 2018
Management fees incurred to the CEO	$21,600	$21,600
Management fees incurred to the CFO	6,000	6,000
Consulting fees incurred to the VP, Technology and Operations	22,593	25,638
Interest accrued on loans from a major shareholder (Note 8)	7,095	4,294
Total transactions with related parties	$57,288	$57,532

NOTE 3 - INVENTORY

As at November 30, 2019, the inventory consisted of eBalance® devices and accessories held for sale valued at $46,832 (May 31, 2019 - $24,505) and work in progress, that included unfinished eBalance® devices and supplies required for manufacturing valued at $27,233 (May 31, 2019 - $48,696). In addition, the inventory included a total of $3,724 (May 31, 2019 - $Nil) associated with the eBalance® devices and accessories the Company provided to certain customers under 90- to 120-day trial periods, during which time the customers have an option to return the eBalance® devices at no charge and without obligation to purchase them.

The cost of eBalance® devices used for further research and development and for in-house observational trials is recognized as part of research and development expenses. During the six-month period ended November 30, 2019, the Company recognized $3,848 as the cost of eBalance® devices used in research and development. The cost of eBalance® devices used in marketing and advertising is recognized as part of general and administrative expenses. During the six-month period ended November 30, 2019, the Company recognized $5,358 as the cost of eBalance® devices used for marketing and advertising purposes.

NOTE 4 - OTHER CURRENT ASSETS

As at November 30, 2019, other current assets consisted of $2,528 in trade accounts receivable (May 31, 2019 - $Nil), $30,086 in prepaid expenses (May 31, 2019 - $50,331), and $14,643 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2019 - $8,556).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at November 30, 2019 and May 31, 2019 are as follows:

	November 30, 2019	May 31, 2019
Book value, beginning of the period	$1,281	$-
Changes during the period	2,463	1,915
Amortization	(813)	(580)
Foreign exchange	26	(54)
Book value, end of the period	$2,957	$1,281

NOTE 6 - UNEARNED REVENUE

Changes to the unearned revenue as at November 30, 2019, and May 31, 2019:

	November 30, 2019	May 31, 2019
Unearned revenue, beginning of the period	$307,742	$51,585
Deposits on distribution rights	25,000	250,000
Security deposits received from/(refunded to) customers	(2,269)	6,806
Security deposits recognized in sales	(4,537)	-
Non-refundable deposit on distribution rights	(18,438)	-
Foreign exchange	352	(649)
Unearned revenue, end of the period	$307,850	$307,742

During the six-month period ended November 30, 2019, the Company entered into a letter of intent for the wholesale distribution rights to all Mainland China, not including Hong Kong (the “LOI”). As part of the LOI, the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000. The LOI’s term is 240 days, in which for the first 120 days the Distributor is permitted to test the eBalance® devices (the “Testing Period”). During the Testing Period, the Company agreed not to enter into any agreements for the wholesale rights to Mainland China.

The Company amortizes the non-refundable deposit received from the Distributor on a straight-line basis over the full length of the LOI. As at November 30, 2019, $18,438 was recorded as revenue from distribution rights (Note 7).

NOTE 7 - REVENUE

During the six-month period ended November 30, 2019, the Company’s revenue consisted of sales of its eBalance® devices to end-users and sale of rights to the wholesale distribution of eBalance® devices.  Following are the details of revenue and associated costs:

Six months ended November 30, 2019
Sales of eBalance® devices	$12,100
Cost of eBalance® devices	(4,485)
Royalty payable	(1,412)
Distribution rights (Note 6)	18,438
Gross margin	$24,641

NOTE 8 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at November 30, 2019, and May 31, 2019:

As at November 30, 2019
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$227,128	6%	Non-convertible(1)	$5,247	$232,375
6,873	6%	Related party(2)	107	6,980
35,606	6%	Related party(3)	552	36,158
88,313	0%	Advances(4)	--	88,313
$357,920			$5,906	$363,826

As at May 31, 2019
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$29,065	6%	Non-convertible(1)	$1,613	$30,678
114,027	0%-12%	Related party(2)	12,533	126,560
275,000	6%	Related party (3)	6,468	281,468
73,048	0%	Advances(4)	--	73,048
$491,140			$20,614	$511,754

(1) Loans Payable

During the six-month period ended November 30, 2019, in order to support its daily operations and to secure required working capital, the Company entered into several short-term convertible loan agreements with two lenders for a total of $197,650 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly.  Pursuant to the loan agreements, the lenders may convert any portion of principal and/or interest accrued thereon (the “Convertible Amount”) into restricted units of common stock in the capital of the Company on the terms and at a conversion price of the then-current private placement offering. The conversion rights were assessed to have $Nil value.

As at November 30, 2019, the Company owed a total of $232,375 (2019 - $30,678) under the 6% loan agreements, and recorded $3,620 in interest on these loans (2019 - $497).

(2) Related Party Loans Payable

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised 2,482,960 warrants to acquire 2,482,960 shares of the Company granted in consideration for the funds Mr. Jeffs advanced to the Company during its fiscal 2019 and 2018 years.  To exercise the warrants, Mr. Jeffs chose to apply $124,148, the Company owed under the demand notes payable against the purchase price of the shares (Note 9). The exercise price was first applied to $15,051 (CAD$20,019) in interest accrued on the notes payable, with the remaining $109,097 (CAD$145,110) applied to the principal. The shares were issued on September 9, 2019. As at November 30, 2019, the Company owed Mr. Jeffs $6,980 under the remaining note payable (2019 - $126,560), which continues to accumulate interest at 6% per annum compounded monthly.

During the six-month period ended November 30, 2019, the Company recorded $2,422 in interest on the loans with Mr. Jeffs. (2019 - $4,294).

(3) Unsecured Line of Credit with Related Party

On August 28, 2019, Mr. Jeffs exercised 5,000,000 warrants to acquire 5,000,000 shares of the Company granted to Mr. Jeffs in consideration for an unsecured line of credit of up to $250,000 (the “Credit Line”) dated for reference December 27, 2018.  To exercise the warrants, Mr. Jeffs chose to apply $250,000, the Company owed under the Credit Line against the purchase price of the shares (Note 9). The exercise price was first applied to $10,606 in interest accrued on the balance due under the Credit Line, $25,000 was applied towards the Credit Line set-up fee, and the remaining $214,394 was applied to the principal. The shares were issued on September 9, 2019. As at November 30, 2019, the Company owed Mr. Jeffs $36,158 under the Credit Line (2019 - $281,468), which continues to accumulate interest at 6% per annum compounded monthly.

During the six-month period ended November 30, 2019, the Company recorded $4,673  in interest on principal outstanding under the Credit Line (2019 - $Nil).

(4) Advances Payable

During the six-month period ended November 30, 2019, the Company borrowed $15,000. The advances are non-interest bearing, unsecured, and payable on demand. As at November 30, 2019, a total of $88,313 (2019 - $73,048) was due and payable on account of the advances.

(5) Interest Expense

During the six-month period ended November 30, 2019, the Company recorded a total of $10,735 (2019 - $4,790) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 9 - SHARE CAPITAL

On May 30, 2019, the Company announced a non-brokered private placement offering (the “2019 Offering”) set at a price of $0.12 per Unit for up to 6,250,000 Units for total gross proceeds of up to $750,000. Each Unit sold under the 2019 Offering was to consist of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on the second year anniversary of the date of issuance of the Warrant. Each Warrant was to be exercisable into one share of the Company’s common stock at $0.20 per share.

On June 24, 2019, the Company closed the first tranche of its 2019 Offering by issuing 3,950,000 Units for total gross proceeds of $474,000. On July 22, 2019, the Company closed the second tranche of the 2019 Offering by issuing 100,000 Units for total gross proceeds of $12,000.

On September 9, 2019, the Company issued 7,482,960 common shares of the Company on exercise of 7,482,960 warrants the Company granted to Mr. Jeffs in consideration for the Credit Line and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements (Note 8). To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Credit Line and notes payable against the purchase price of the shares.

Options

The changes in the number of stock options outstanding during the six-month period ended November 30, 2019, and for the year ended May 31, 2019, are as follows:

	Six months ended November 30, 2019			Year ended May 31, 2019
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	7,050,000		$0.24	9,450,000	$0.35
Options cancelled	--	$	n/a	(2,400,000)	$0.67
Options outstanding, ending	7,050,000		$0.24	7,050,000	$0.24

Details of options outstanding and exercisable as at November 30, 2019, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
2,500,000	$0.05	November 25, 2014	August 26, 2020
2,500,000	$0.35	August 5, 2015	August 5, 2020
2,050,000	$0.35	August 24, 2017	August 23, 2022
7,050,000	$0.24

At November 30, 2019, the weighted average remaining contractual life of the stock options outstanding was 1.30 years.

Warrants

The changes in the number of warrants outstanding during the six-month period ended November 30, 2019, and for the year ended May 31, 2019, are as follows:

	Six months ended November 30, 2019	Year ended May 31, 2019
Warrants outstanding, beginning	20,297,565	12,814,605
Warrants issued	4,050,000	7,482,960
Warrants exercised	(7,482,960)	--
Warrants outstanding, ending	16,864,605	20,297,565

Details of warrants outstanding as at November 30, 2019, are as follows:

Exercise price	Grant Date	Number of warrants exercisable
$0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021	March 3, 2016	2,000,000
$1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021	October 12, 2016	9,094,605
$1.50 during the period from October 12, 2019 to October 12, 2020	October 12, 2017	1,480,000
$1.00 during the period from February 7, 2019 to February 7, 2020 $1.50 during the period from February 7, 2020 to February 7, 2021	February 7, 2018	240,000
$0.20 expiring on June 24, 2021	June 24, 2019	3,950,000
$0.20 expiring on July 22, 2021	July 22, 2019	100,000
		16,864,605

At November 30, 2019, the weighted average life and exercise price of the warrants was 1.61 years and $0.89, respectively.

NOTE 10 - SUBSEQUENT EVENT

Subsequent to November 30, 2019, the Company received $20,000 under convertible notes payable, which bear interest at 6% per annum compounded monthly. At the discretion of the lenders, the balances of the notes payable may be converted to units of the Company’s common stock at the price of the then-current private placement financing.

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

On November 25, 2014, we completed the acquisition of a proprietary method for the application of bioelectric signaling to treat diabetes and related ailments (the “eBalance® Technology”).  With our acquisition of the eBalance® Technology, we have shifted our business direction to the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to, diabetes, Parkinson’s disease, and high blood pressure.

On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia, in anticipation of increased business activity in Canada. As of the day of this Quarterly Report on Form 10-Q the Subsidiary is engaged in manufacturing, distribution, and further development of eBalance® Technology.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended November 30, 2019, and up to the date of the filing of this report:

Exercise of Warrants

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised a total of 7,482,960 warrants to acquire 7,482,960 shares the Company granted to Mr. Jeffs in consideration for the Line of Credit and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the $250,000 Credit Line and the notes payable against the purchase price of the shares. The shares were issued on September 9, 2019.

Convertible Loan Agreements

During the quarter ended November 30, 2019, in order to support our daily operations and to secure required working capital, we entered into several short-term convertible loan agreements with two lenders for a total of $197,650 in exchange for unsecured notes payable due on demand and accumulating 6% annual interest compounded monthly.  Subsequent to November 30, 2019, we advanced further $20,000 from the same lenders under substantially the same terms. Pursuant to the loan agreements, the lenders may convert  any portion of principal and/or interest accrued thereon into restricted units of our common stock on the terms and at a conversion price of the then-current private placement offering.

eBalance® Trademark

On October 17, 2019, we announced that European Union had approved our eBalance® trademark application, and issued certificate of registration number 017997155 registering the trademark eBalance® in our name. The eBalance® trademark was also registered in the U.K., bearing the registration number UK00003345540.

The eBalance® trademark applications we filed with the Canadian Intellectual Property Office on November 14, 2017, and with the United States Patent and Trademark Office on December 11, 2017, continue to be under review.

The standard registered trademark symbol in Europe is ®. We are planning to use the designation eBalance® in our marketing efforts and for any print material until such time that Canadian and/or US trademark applications are approved.

Update on eBalanceⓇ Research and Development Progress

During the first quarter of the fiscal 2020, our Board of Directors approved commencement of a follow up study of our eBalance® device. The follow up study is being organized as a Family Practice (BC) - Observational Study (the “Study”). In order to commence the Study, which we are planning to conduct in a family practice medical clinic, we recruited Dr. Peter Eppinga, a family practice physician (MD, CCFP) licensed in the province of British Columbia, Canada, as the lead investigator in the Study.

The primary objective of the follow up Study is to further confirm safety of our eBalance® device with a secondary objective looking at baseline chronic care and complex care biometrics in a clinical family practice setting. Data from this Study will be shared with Health Canada and used to further support our application to the US FDA Premarket Notification 510(k) program to clear eBalance® for sale in the USA.

Results of Operations for the Three and Six Months ended November 30, 2019 and 2018

Our operating results for the three- and six-month periods ended November 30, 2019 and 2018, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Six Months Ended
	November 30, 2019	November 30, 2018	Percentage Increase/ (Decrease)	November 30, 2019	November 30, 2018	Percentage Increase/ (Decrease)
Sales	$757	$-	n/a	$12,100	$-	n/a
Distribution rights	9,480	-	n/a	18,438	-	n/a
Cost of goods	(522)	-	n/a	(5,897)	-	n/a
Gross margin	9,715	-	n/a	24,641	-	n/a
Operating expenses
Amortization	545	110	395.5%	813	110	639.1%
Consulting fees	61,728	66,678	(7.4)%	150,999	130,638	15.6%
Distribution expenses	19,173	-	n/a	35,620	-	n/a
General and administrative expenses	132,080	24,448	440.2%	218,642	52,077	319.8%
Research and development costs	95,894	33,633	185.1%	156,607	183,367	(14.6)%
Total operating expenses	309,420	124,869	147.8%	562,681	366,192	53.7%
Interest	3,783	2,648	42.9%	10,735	4,790	124.1%
Net loss	$303,488	$127,517	138.0%	$548,775	$370,982	47.9%

Revenues

During the three-month period ended November 30, 2019, we recognized $757 (CAD$1,000) in revenue, which consisted of sales of our eBalance® wellness devices to end-users. The cost attributed to this revenue was $522 and included $88 in royalties we accrued on the sales.

During the six-month period ended November 30, 2019, we recognized $12,100 (CAD$16,000) in revenue, which consisted of sales of our eBalance® wellness devices to end-users. The cost attributed to this revenue was $5,897 and included $3,713 in manufacturing costs of eBalance® devices, and $1,412 in royalties we accrued on the sales.

On June 6, 2019, we entered into a letter of intent for the wholesale distribution rights to all Mainland China, not including Hong Kong (the “LOI”). As part of the LOI the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000, of which $18,438 we recorded as revenue from distribution rights for the six-month period ended November 30, 2019 ($9,480 for the three-month period ended November 30, 2019).

We did not generate any revenue during the three- and six-month periods ended November 30, 2018.

As of the date of this report on Form 10-Q, we continue research and further development of our eBalance® Technology and devices based on this technology, we are also working towards certifying our device with Health Canada as Class II medical device, and compiling required documentation for a 510(K) premarket submission with FDA, which allows to demonstrate that the eBalance® device is at least as safe and effective as a legally marketed device available on the market, which, if the submission is approved, will allow us to start our commercial activity in the USA. Until we receive Health Canada and FDA approvals, we will only be able to sell our devices as wellness devices in Canada, which will limit our potential revenue in a foreseeable future due to a smaller market share.

Operating Expenses

During the three-month period ended November 30, 2019, our operating expenses increased by 147.8% from $124,869 incurred during the three months ended November 30, 2018, to $309,420 we incurred during the three months ended November 30, 2019. The most significant expenses during this period included $83,181 in corporate communication fees (November 30, 2018 - $1,292), $95,894 we incurred in research and development fees (November 30, 2018 -  $33,633), $61,728 in consulting fees (November 30, 2018 - $66,678), $15,925 in accounting and audit fees (November 30, 2018 -  recovery of $2,230), and $19,173 we incurred in distribution expenses we paid or accrued to our sales representatives.

On a year-to-date basis, the most significant changes were as follows:

•During the six-month period ended November 30, 2019, our consulting fees increased by $20,361, from $130,638 we incurred during the three-month period ended November 30, 2018, to $150,999 we incurred during the six months ended November 30, 2019. Larger consulting fees during the three-month period ended November 30, 2019, were associated with $25,000 we paid for consultation on setting up our distribution channels in China.

•Our research and development fees for the six-month period ended November 30, 2019, decreased by $26,760, from $183,367 we incurred during the six-month period ended November 30, 2018, to $156,607 we incurred during the six months ended November 30, 2019. The higher research and development fees during the six-month period ended November 30, 2018, resulted mainly from $140,460 (CAD$185,000) we incurred to Western Robotics Ltd., whom we engaged to assist us with enhancement and re-designing of our eBalance® Pro wellness devices. During the six months ended November 30, 2019, our improvements were mainly associated with integration of automated billing module and smaller updates and upgrades to the eBalance® device.

•During the six-month period ended November 30, 2019, we incurred $35,620 in distribution expenses we paid or accrued to our sales representatives, who began working on distribution of our eBalance® devices in British Columbia, Canada (November 30, 2018 - $Nil). Based on our agreements with the sales representatives, we agreed to pay CAD$350 as commission for each eBalance® device they sell. In order to allow our sales representatives to establish their customer base, we agreed to a monthly fee of CAD$5,000 payable to each sales representative for an initial term of three months, which we have a right to extend on a month-to-month basis.

•Our general and administrative fees for the six-month period ended November 30, 2019, increased by $166,565, or 319.8%, from $52,077 we incurred during the six-month period ended November 30, 2018, to $218,642 we incurred during the six months ended November 30, 2019. The largest factor that contributed to this change was associated with our expenditures on corporate communications per our services agreement with Think Ink Marketing, which resulted in $139,519 we recorded during the six-month period ended November 30, 2019, as compared to $1,778 we incurred during the six-month period ended November 30, 2018. Other factors that affected our general and administrative fees were associated with a $22,155 increase to our accounting and audit fees, which increased from $770 during the six-month period ended November 30, 2018, to $22,925 during the six-month period ended November 30, 2019, marketing and advertising fees, which increased by $5,785 as opposed to not having any expenses of this type during the comparative period ended November 30, 2018, and a $3,423 increase in office expenses from $2,809 we incurred during the six months ended November 30, 2018, to $6,232 we incurred during the six months ended November 30, 2019. These increases were offset by $1,531 decrease in travel and entertainment fees, which amounted to $1,987 during the six months ended November 30, 2019, and $1,797 decrease in foreign exchange, which resulted in $540 gain for the six-month period ended November 30, 2019, as opposed to $1,257 loss for the six months ended November 30, 2018.

Other Items

During the three-month period ended November 30, 2019, we accrued $3,783 (November 30, 2018 - $2,648) in interest associated with the outstanding notes payable. On a year-to-date basis, we accrued $10,738 in interest on the outstanding notes payable (November 30, 2018 - $4,790). Of this interest, during the six-month period ended November 30, 2019, we accrued $2,422 (November 30, 2018 - $4,294) on the notes payable we issued to Mr. Jeffs, our major shareholder, and $4,673 (November 30, 2018 - $Nil) we accrued on the Credit Line with Mr. Jeffs.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2019	As at May 31, 2019	Percentage Change
Current assets	$400,037	$189,260	111.4%
Current liabilities	1,870,668	1,963,100	(4.7)%
Working capital deficit	$(1,470,631)	$(1,773,840)	(17.1)%

As of November 30, 2019, we had a cash balance of $274,991, a working capital deficit of $1,470,631 and cash flows used in operations of $479,370 for the period then ended. During the six-month period ended November 30, 2019, we funded our operations with $486,000 received from our private placement financing, $15,000 we borrowed under short-term non-interest bearing advances, and $197,650 we received under convertible loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended November 30, 2019. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Six months ended November 30,
	2019	2018
Cash flows used in operating activities	$(479,370)	$(63,434)
Cash flows used in investing activities	(2,463)	(1,915)
Cash flows provided by financing activities	698,650	75,875
Effects of foreign currency exchange on cash	1,002	5,651
Net increase in cash during the period	$217,819	$16,177

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2019, was $479,370. This cash was primarily used to cover our cash operating expenses of $540,136, to increase our inventory by $3,293, and to decrease our unearned revenue and amounts due to related parties by $244 and $8,898, respectively. These uses of cash were offset by $11,849 decrease in other current assets, and by $58,529 and $2,823 increases in our accounts payable and accrued liabilities, respectively.

Net cash used in operating activities during the six months ended November 30, 2018, was $63,434. This cash was primarily used to cover our cash operating expenses of $368,483, to increase our inventory by $3,240, work in progress by $46,832, and to decrease our accrued liabilities by $13,107. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $75,053 and $26,352, respectively, by $16,823 increase to our current assets and by $250,000 increase in unearned revenue associated with a deposit we received under the LOI with Live Current Media, Inc.

Non-cash transactions

During the six-month period ended November 30, 2019, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$10,735 (2019 - $4,790) in interest we accrued on the outstanding notes payable. Of this interest, $2,422 (2019 - $4,294) was accrued on the notes payable we issued to Mr. Jeffs, and $4,673 (2019 - $Nil) was accrued on the $250,000 Credit Line provided to us by Mr. Jeffs;

•$Nil (2019 - $387) in financing fees associated with notes payable we issued to Mr. Jeffs;

•$2,909 (2019 - $2,788) gain in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar denominated transactions; and

•$813 (2019 - $110) in amortization of equipment we acquired for our manufacturing operations and for our office.

Net Cash Provided by Financing Activities

During the six-month period ended November 30, 2019, we received $197,650 under convertible loan agreements, which are payable on demand and accumulate interest at 6% per annum. At discretion of the lenders, the full amount due under the loans can be converted into the units of our common stock at the then-current price of private placement financing. In addition, we received a total of $15,000 in non-interest-bearing advances which are payable on demand. In addition to the funds received as part of debt financing, we issued 4,050,000 units of our common stock for total proceeds of $486,000. We did not incur any share-issuance costs associated with the units issued as part of the private placement financing.

During the six months ended November 30, 2018, we borrowed a total of  $23,029 (CAD$30,000) from Mr. Jeffs, our major shareholder. Of this amount CAD$20,000 bore interest at 12% per annum, compounded monthly, was unsecured and payable on demand; and CAD$10,000 was advanced as a non-interest bearing short-term loan, which was payable within 14 days from the grant. In addition, we borrowed $23,975 (CAD$31,200) from an unrelated party. The loan bears interest at 6% per annum and is compounded monthly.  During the same period, we borrowed a total of $28,871 from unrelated parties under non-interest bearing advances which are payable on demand.

Net Cash Used in Investing Activities

During the six-month period ended November 30, 2019, we purchased three laptop computers for $2,463.

During the six months ended November 30, 2018, we spent $1,915 acquiring equipment for the manufacturing of our eBalance® devices.

Going Concern

The notes to our unaudited interim consolidated financial statements as at November 30, 2019, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or combination of both. In addition, we anticipate continuing to require upfront deposits from our potential distributors, once additional geographical distribution zones are determined.

We have accumulated a deficit of $7,505,597 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are subject to numerous governmental regulations which can increase our costs of developing our eBalance® Technology and products based on this technology.

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

Our research and development efforts may not result in the development of commercially successful products based on our eBalance® Technology, which may hinder our profitability and future growth.

Our eBalance® Technology is currently in the research and development stage as are our planned products incorporating this technology.  In order to develop commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested. Planned products may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others.

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

To date we have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $7,505,597 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our business will fail.

We must obtain additional capital or our business will fail. In order to continue development of our eBalance® Technology and to successfully carry out our planned clinical and observational trials, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on.  We currently have no arrangements for additional financing.  We may also have to borrow large sums of money that require substantial capital and interest payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised 7,482,960 warrants to acquire 7,482,960 shares the Company granted to Mr. Jeffs in consideration for the $250,000 Credit Line and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Credit Line and notes payable against the purchase price of the shares. The shares were issued on September 9, 2019. The shares were issued pursuant to the provisions of Regulation S of the Act, as Mr. Jeffs is not resident of the United States and is otherwise not “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.(10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)

Exhibit
Number	Description of Document
10.14	eBalance® Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi.(12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp.(14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp.(15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs.(16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs.(16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp.(17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance® dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)
10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.47	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.
10.48	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.
10.49	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018.
10.50	Loan Agreement and Note Payable dated September 13, 2018, among Cell MedX Corp., and Tradex Capital Corp. (23)
10.51	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(24)
10.52	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (25)
10.53	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited
10.54	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp.
10.55	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited
10.56	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp.
10.57	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited
10.58	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited
10.59	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp.
14.1	Code of Ethics(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three- and six-month periods ended November 30, 2019 and 2018 formatted in XBRL (extensible Business Reporting Language):
(1) Unaudited Consolidated Balance Sheets at November 30, 2019 and as at May 31, 2019.
(2) Unaudited Condensed Interim Consolidated Statements of Operations for the three- and six-month periods ended November 30, 2019 and 2018.
(3) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit as at November 30, 2019.
(4) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2019 and 2018.

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

Cell MedX Corp.

Date: January 14, 2020	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 14, 2020	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)