Form 10-Q
period 2020-02-29
Cell MedX Corp.
filed 2020-04-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2020

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 14, 2020 was 55,915,709.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated interim financial statements of Cell MedX Corp. as at February 29, 2020, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended February 29, 2020, are not necessarily indicative of the results that can be expected for the year ending May 31, 2020.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	February 29, 2020	May 31, 2019

ASSETS

Current assets
Cash	$113,064	$57,172
Inventory	70,040	73,201
Other current assets	39,068	58,887
Total current assets	222,172	189,260

Equipment	2,390	1,281
Total assets	$224,562	$190,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$973,459	$734,281
Accrued liabilities	5,380	25,635
Due to related parties	238,399	383,688
Notes and advances payable	422,899	511,754
Unearned revenue	51,170	307,742
Total liabilities	1,691,307	1,963,100

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 55,815,709 and 44,282,749 shares issued and outstanding at February 29, 2020 and at May 31, 2019, respectively	55,816	44,283
Additional paid-in capital	5,958,481	5,109,866
Reserves	366,493	14,400
Accumulated deficit	(7,866,505)	(6,956,822)
Accumulated other comprehensive income	18,970	15,714
Total stockholders' deficit	(1,466,745)	(1,772,559)
Total liabilities and stockholders’ deficit	$224,562	$190,541

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenue
Sales	$2,380	$-	$14,480	$-
Distribution rights	6,562	-	25,000	-
Cost of goods sold	1,840	-	7,737	-
Gross margin	7,102	-	31,743	-

Operating expenses
Amortization	546	343	1,359	453
Consulting fees	63,271	66,732	214,270	197,370
Distribution expenses	18,968	-	54,588	-
General and administrative expenses	69,442	35,953	288,084	87,643
Research and development costs	109,115	64,033	265,722	247,400
Total operating expenses	261,342	167,061	824,023	532,866

Other items
Financing costs	-	(218,665)	-	(219,052)
Interest	(4,575)	(4,941)	(15,310)	(9,731)
Loss on reacquisition of distribution rights	(102,093)	-	(102,093)	-

Net loss	(360,908)	(390,667)	(909,683)	(761,649)

Unrealized foreign exchange translation gain (loss)	9,744	(4,351)	3,256	2,995
Comprehensive loss	$(351,164)	$(395,018)	$(906,427)	$(758,654)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	55,075,636	44,282,749	51,139,321	44,282,749

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-in		Deficit	Comprehensive
	Shares	Amount	Capital	Reserves	Accumulated	Income	Total

				-
Balance - May 31, 2018	44,282,749	$44,283	$4,916,201	$14,400	$(6,050,841)	$2,539	$(1,073,418)

Warrants issued for debt	-	-	193,665	-	-	-	193,665
Net loss for the nine months ended February 28, 2019	-	-	-	-	(761,649)	-	(761,649)
Translation to reporting currency	-	-	-	-	-	2,995	2,995

Balance - February 28, 2019	44,282,749	44,283	5,109,866	14,400	(6,812,490)	5,534	(1,638,407)

Net loss for the three months ended May 31, 2019	-	-	-	-	(144,332)	-	(144,332)
Translation to reporting currency	-	-	-	-	-	10,180	10,180

Balance - May 31, 2019	44,282,749	44,283	5,109,866	14,400	(6,956,822)	15,714	(1,772,559)

Shares issued for cash	4,050,000	4,050	481,950	-	-	-	486,000
Shares issued on exercise of warrants	7,482,960	7,483	366,665	-	-	-	374,148
Warrants issued on reacquisition of distribution rights	-	-	-	352,093	-	-	352,093
Net loss for the nine months ended February 29, 2020	-	-	-	-	(909,683)	-	(909,683)
Translation to reporting currency	-	-	-	-	-	3,256	3,256

Balance - February 29, 2020	55,815,709	$55,816	$5,958,481	$366,493	$(7,866,505)	$18,970	$(1,466,745)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Nine months ended
	February 29, 2020	February 28, 2019

Cash flows used in operating activities
Net loss	$(909,683)	$(761,649)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	15,310	9,731
Amortization	1,359	453
Financing fees - non-cash	-	219,052
Loss on reacquisition of distribution rights	102,093	-
Unrealized foreign exchange	5,321	(4,635)
Changes in operating assets and liabilities
Inventory	3,757	(53,607)
Other current assets	19,810	656
Accounts payable	105,666	111,836
Accrued liabilities	(20,255)	(13,100)
Unearned revenue	(6,814)	250,000
Due to related parties	(11,962)	35,752
Net cash flows used in operating activities	(695,398)	(205,511)

Cash flows used in investing activities
Acquisition of equipment	(2,463)	(1,915)
Net cash used in investing activities	(2,463)	(1,915)

Cash flows from financing activities
Advances payable	15,000	28,871
Proceeds from notes payable	252,650	297,004
Proceeds from issuance of shares	486,000	-
Net cash provided by financing activities	753,650	325,875

Effects of foreign currency exchange on cash	103	4,212
Increase in cash	55,892	122,661
Cash, beginning	57,172	8,200
Cash, ending	$113,064	$130,861

Non-cash financing transactions:
Exercise of warrants for debt	$374,148	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE UNAUDITED INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 6, 2019. The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended February 29, 2020, are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

Going concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2020, the Company has not achieved profitable operations and has accumulated a deficit of $7,866,505. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 changes current U.S. GAAP for lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods. Early application is permitted. The Company adopted the ASU 2016-02 on June 1, 2019. As of the date of these financial statements, the Company has no leasing arrangements. However, the Company is evaluating a possible impact ASU 2016-02 may have on the Company’s decision to introduce leasing options for its eBalance® devices.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 8) at February 29, 2020, and at May 31, 2019:

	February 29, 2020	May 31, 2019
Due to the Chief Executive Officer (“CEO”)	$100,200	$75,600
Due to the Chief Financial Officer (“CFO”)	17,129	33,507
Due to the Vice President (“VP”), Technology and Operations	34,296	54,999
Due to the former Chief Medical Officer(1)	n/a	81,059
Due to the former CEO and director (1)	n/a	51,746
Due to the former VP, Corporate Strategy and major shareholder	86,774	86,777
Due to related parties	$238,399	$383,688

(1)The amounts due to former CEO and former Chief Medical Officer have been reclassified to accounts payable, as both persons were not related to the Company as at February 29, 2020.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the nine-month periods ended February 29, 2020 and February 28, 2019, the Company had the following transactions with related parties:

	February 29, 2020	February 28, 2019
Management fees incurred to the CEO	$24,600	$32,400
Management fees incurred to the CFO	9,000	9,000
Consulting fees incurred to the VP, Technology and Operations	34,450	38,065
Interest accrued on loans from a major shareholder (Note 8)	7,766	8,785
Financing expenses incurred to the Company’s major shareholder	-	227,450
Total transactions with related parties	$75,816	$315,700

NOTE 3 - INVENTORY

As at February 29, 2020, the inventory consisted of eBalance® devices and accessories held for sale valued at $39,405 (May 31, 2019 - $24,505) and work in progress, that included unfinished eBalance® devices and supplies required for manufacturing valued at $26,950 (May 31, 2019 - $48,696). In addition, the inventory included a total of $3,685 (May 31, 2019 - $Nil) associated with the eBalance® devices and accessories the Company provided to certain customers under 90 to 120-day trial periods, during which time the customers have an option to return the eBalance® devices at no charge and without obligation to purchase them.

The cost of eBalance® devices used for further research and development and for in-house observational trials is recognized as part of research and development expense. During the nine-month period ended February 29, 2020, the Company recognized $3,955 as the cost of eBalance® devices used in research and development. During the three-month period ended February 29, 2020, the Company recognized $103 as part of research and development expenses. The cost of eBalance® devices used in marketing and advertising is recognized as part of general and administrative expenses. During the nine-month period ended February 29, 2020, the Company recognized $11,678 as the cost of eBalance® devices used for marketing and advertising purposes. During the three-month period ended February 29, 2020, the Company recognized $6,313 in marketing and advertising.

NOTE 4 - OTHER CURRENT ASSETS

As at February 29, 2020, other current assets consisted of $27,146 in prepaid expenses (May 31, 2019 - $50,331) and $11,922 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2019 - $8,556).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at February 29, 2020 and May 31, 2019 are as follows:

	February 29, 2020	May 31, 2019
Book value, beginning of the period	$1,281	$-
Changes during the period	2,463	1,915
Amortization	(1,359)	(580)
Foreign exchange	5	(54)
Book value, end of the period	$2,390	$1,281

NOTE 6 - UNEARNED REVENUE

Changes to the unearned revenue as at February 29, 2020, and May 31, 2019:

	February 29, 2020	May 31, 2019
Unearned revenue, beginning of the period	$307,742	$51,585
Deposits on distribution rights	25,000	250,000
Security deposits received from/(refunded to) customers	(2,269)	6,806
Security deposits recognized in sales	(4,537)	-
Non-refundable deposit on distribution rights	(25,000)	-
Reacquisition of distribution rights	(250,000)	-
Foreign exchange	234	(649)
Unearned revenue, end of the period	$51,170	$307,742

During the nine-month period ended February 29, 2020, the Company entered into a letter of intent for the wholesale distribution rights to all Mainland China, not including Hong Kong (the “LOI”). As part of the LOI, the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000. As at February 29, 2020, the LOI has expired, and the Company did not enter into a definitive agreement with the Distributor.

The Company amortizes the non-refundable deposit received from the Distributor on a straight-line basis over the full length of the LOI. As at February 29, 2020, the deposit was fully amortized, and the Company recorded $25,000 as revenue from distribution rights (Note 7).

On January 29, 2020, the Company entered into buyback agreement (the “Buyback Agreement’) with its distributor operating under the distribution rights agreement dated March 21, 2019 (the “Underlying Agreement”). Pursuant to the Buyback Agreement, the Company agreed to reacquire the exclusive distribution rights granted under the Underlying Agreement in exchange for a royalty on all sales of the eBalance® device up to an aggregate $507,500, and warrants to acquire up to 2,000,000 shares of the Company’s common stock (the “Warrants”) as follows:

•A warrant to acquire up to 1,000,000 shares exercisable at $0.50 per share expiring on March 12, 2023

•A warrant to acquire up to 1,000,000 shares exercisable at $1.00 per share expiring on March 12, 2023

Both Warrants are subject to acceleration clauses whereby the expiry date of the $0.50-warrant can be accelerated in case where the weighted average closing price (the “WAP”) of the Company’s common shares over any 30-trading-day period is equal to or greater than $1.00 per share; the $1.00-warrant may be accelerated when WAP is equal to or greater than $1.75 per share (Note 9).

The Warrants were valued at $352,093 and were recorded as part of reserves. The fair value of the Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

January 29, 2020
Expected Warrant Life	5 years
Risk-Free Interest Rate	1.39%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	177%

The transaction resulted in a loss on reacquisition of the distribution rights of $102,093 which was calculated as follows:

January 29, 2020
Non-refundable deposit on distribution rights	$250,000
Less: Fair market value of warrants	352,093
Loss on reacquisition of the distribution rights	$(102,093)

NOTE 7 - REVENUE

During the three and nine-month periods ended February 29, 2020, the Company’s revenue consisted of sales of its eBalance® devices to end-users and sale of rights to the wholesale distribution of eBalance® devices.  Following are the details of revenue and associated costs:

	Three months ended February 29, 2020	Nine months ended February 29, 2020
Sales of eBalance® devices	$2,380	$14,480
Cost of eBalance® devices	(1,574)	(6,058)
Royalty payable	(266)	(1,679)
Distribution rights (Note 6)	6,562	25,000
Gross margin	$7,102	$31,743

NOTE 8 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at February 29, 2020, and May 31, 2019:

As at February 29, 2020
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$281,883	6%	Non-convertible(1)	$9,145	$291,028
6,802	6%	Related party(2)	210	7,012
35,606	6%	Related party(3)	1,097	36,703
88,156	0%	Advances(4)	--	88,156
$412,447			$10,452	$422,899

As at May 31, 2019
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$29,065	6%	Non-convertible(1)	$1,613	$30,678
114,027	0%-12%	Related party(2)	12,533	126,560
275,000	6%	Related party (3)	6,468	281,468
73,048	0%	Advances(4)	--	73,048
$491,140			$20,614	$511,754

(1) Loans Payable

During the nine-month period ended February 29, 2020, in order to support its daily operations and to secure required working capital, the Company entered into several short-term convertible loan agreements with two lenders for a total of $252,650 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly.  Pursuant to the loan agreements, the lenders may convert any portion of principal and/or interest accrued thereon (the “Convertible Amount”) into restricted units of common stock in the capital of the Company on the terms and at a conversion price of the then-current private placement offering. The conversion rights were assessed to have $Nil value.

As at February 29, 2020, the Company owed a total of $291,028 (2019 - $30,678) under the 6% loan agreements and recorded $7,544 in interest on these loans (2019 - $946). During the three-month period, the Company recoded $3,924 in interest on these loans (2019 - $450).

(2) Related Party Loans Payable

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised 2,482,960 warrants to acquire 2,482,960 shares of the Company granted in consideration for the funds Mr. Jeffs advanced to the Company during its fiscal 2019 and 2018 years.  To exercise the warrants, Mr. Jeffs chose to apply $124,148, the Company owed under the demand notes payable against the purchase price of the shares (Note 9). The exercise price was first applied to $15,051 (CAD$20,019) in interest accrued on the notes payable, with the remaining $109,097 (CAD$145,110) applied to the principal. The shares were issued on September 9, 2019. As at February 29, 2020, the Company owed Mr. Jeffs $7,012 under the remaining note payable (2019 - $126,560), which continues to accumulate interest at 6% per annum compounded monthly.

During the nine-month period ended February 29, 2020, the Company recorded $2,531 in interest on the loans with Mr. Jeffs. (2019 - $6,531). During the three-month period ended February 29, 2020, the Company recorded $105 in interest on the loans with Mr. Jeffs. (2019 - $2,238).

(3) Unsecured Line of Credit with Related Party

On August 28, 2019, Mr. Jeffs exercised 5,000,000 warrants to acquire 5,000,000 shares of the Company granted to Mr. Jeffs in consideration for an unsecured line of credit of up to $250,000 (the “Credit Line”) dated for reference December 27, 2018.  To exercise the warrants, Mr. Jeffs chose to apply $250,000, the Company owed under the Credit Line against the purchase price of the shares (Note 9). The exercise price was first applied to $10,606 in interest accrued on the balance due under the Credit Line, $25,000 was applied towards the Credit Line set-up fee, and the remaining $214,394 was applied to the principal. The shares were issued on September 9, 2019. As at February 29, 2020, the Company owed Mr. Jeffs $36,703 under the Credit Line (2019 - $281,468), which continues to accumulate interest at 6% per annum compounded monthly.

During the nine-month period ended February 29, 2020, the Company recorded $5,235 in interest on principal outstanding under the Credit Line (2019 - $2,253). During the three-month period ended February 29, 2020, the Company recorded $544 in interest on principal outstanding under the Credit Line (2019 - $2,253).

(4) Advances Payable

During the nine-month period ended February 29, 2020, the Company borrowed $15,000. The advances are non-interest bearing, unsecured, and payable on demand. As at February 29, 2020, a total of $88,156 (2019 - $73,048) was due and payable on account of the advances.

(5) Interest Expense

During the nine-month period ended February 29, 2020, the Company recorded a total of $15,310 (2019 - $9,731) in interest expense associated with its liabilities under the notes and advances payable.

During the three-month period ended February 29, 2020, the Company recorded a total of $4,575 (2019 - $4,941) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 9 - SHARE CAPITAL

On May 30, 2019, the Company announced a non-brokered private placement offering (the “2019 Offering”) set at a price of $0.12 per Unit for up to 6,250,000 Units for total gross proceeds of up to $750,000. Each Unit sold under the 2019 Offering was to consist of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on the second-year anniversary of the date of issuance of the Warrant. Each Warrant was to be exercisable into one share of the Company’s common stock at $0.20 per share.

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

Options

The changes in the number of stock options outstanding during the nine-month period ended February 29, 2020, and for the year ended May 31, 2019, are as follows:

	Nine months ended February 29, 2020			Year ended May 31, 2019
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	7,050,000		$0.24	9,450,000	$0.35
Options cancelled	--	$	n/a	(2,400,000)	$0.67
Options outstanding, ending	7,050,000		$0.24	7,050,000	$0.24

Details of options outstanding and exercisable as at February 29, 2020, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
2,500,000	$0.05	November 25, 2014	August 26, 2020
2,500,000	$0.35	August 5, 2015	August 5, 2020
2,050,000	$0.35	August 24, 2017	August 23, 2022
7,050,000	$0.24

At February 29, 2020, the weighted average remaining contractual life of the stock options outstanding was 1.05 years.

Warrants

The changes in the number of warrants outstanding during the nine-month period ended February 29, 2020, and for the year ended May 31, 2019, are as follows:

	Nine months ended February 29, 2020	Year ended May 31, 2019
Warrants outstanding, beginning	20,297,565	12,814,605
Warrants issued	6,050,000	7,482,960
Warrants exercised	(7,482,960)	--
Warrants outstanding, ending	18,864,605	20,297,565

Details of warrants outstanding as at February 29, 2020, are as follows:

Number of warrants exercisable	Grant date	Exercise price
2,000,000	March 3, 2016	$0.60 during the period from March 3, 2019 to March 3, 2020 $0.75 during the period from March 3, 2020 to March 3, 2021
9,094,605	October 12, 2016	$1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021
1,480,000	October 12, 2017	$1.50 during the period from October 12, 2019 to October 12, 2020
240,000	February 7, 2018	$1.50 during the period from February 7, 2020 to February 7, 2021
3,950,000	June 24, 2019	$0.20 expiring on June 24, 2021
100,000	July 22, 2019	$0.20 expiring on July 22, 2021
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
18,864,605

At February 29, 2020, the weighted average life and exercise price of the warrants was 1.54 years and $0.93, respectively.

On January 29, 2020, as part of the Buyback Agreement, the Company issued to its distributor 2,000,000 warrants (the “Warrants”) (Note 6). The Warrants were valued at $352,093 and were recorded as part of reserves. Fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

January 29, 2020
Expected Warrant Life	5 years
Risk-Free Interest Rate	1.39%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	177%

NOTE 10 - SUBSEQUENT EVENT

Subsequent to February 29, 2020, the Company received $20,000 under convertible notes payable, which bear interest at 6% per annum compounded monthly. At the discretion of the lender, the balance of the notes payable may be converted to units of the Company’s common stock at the price of the then-current private placement financing.

Subsequent to February 29, 2020, the Company entered into a consulting agreement for investor relation services (the “IR Agreement”). Based on the IR Agreement the Company issued to the consultant 100,000 shares of its common stock and agreed to a monthly consulting fee of $2,000 commencing on April 1, 2020.

Risks related to the rapid expansion of the COVID-19 pandemic

The Company is cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, there have been no disruptions to the Company’s day-to-day operations. However, the Company cautions that there continues to be a possibility for potential future implementation of certain restrictions. The impact of these restrictions on the Company’s operations, if implemented, is currently unknown but could be significant.

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

Overview

We were incorporated as Plandel Resources, Inc. under the laws of the State of Nevada on March 19, 2010. On March 24, 2014, we changed our name to Sports Asylum, Inc., and on September 30, 2014, we changed our name to Cell MedX Corp. to reflect our current business direction.

On November 25, 2014, we completed the acquisition of a proprietary method for the application of bioelectric signaling to treat diabetes and related ailments (the “eBalance® Technology”).  With our acquisition of the eBalance® Technology, we have shifted our business direction to the discovery, development, and commercialization of therapeutic and non-therapeutic products that promote general wellness and alleviate complications associated with medical conditions including, but not limited to, diabetes, Parkinson’s disease, and high blood pressure.

On April 26, 2016, we formed a subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia, in anticipation of increased business activity in Canada. As of the day of this Quarterly Report on Form 10-Q the Subsidiary is engaged in manufacturing, distribution, and further development of eBalance® Technology.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended February 29, 2020, and up to the date of the filing of this report:

Convertible Loan Agreements

During the quarter ended February 29, 2020, in order to support our daily operations and to secure required working capital, we entered into several short-term convertible loan agreements with a lenders for a total of $55,000 in exchange for unsecured notes payable due on demand and accumulating 6% annual interest compounded monthly. At the discretion of the lender, the balance of the notes payable may be converted to units of the Company’s common stock at the price of the then-current private placement financing. Subsequent to February 29, 2020, we advanced further $20,000 from the same lender under substantially the same terms. Pursuant to the loan agreements, the lenders may convert  any portion of principal and/or interest accrued thereon into restricted units of our common stock on the terms and at a conversion price of the then-current private placement offering.

Consulting agreement for Investor Relations

On April 3, 2020, we entered into a consulting agreement for investor relation services (the “IR Agreement”). Based on the IR Agreement we issued to the consultant 100,000 shares of our common stock and agreed to a monthly consulting fee of $2,000 commencing on April 1, 2020.

Reacquisition of Worldwide Exclusive Distribution Rights for the eBalanceⓇ Device

On January 29, 2020, we entered into a buyback agreement (the “Buyback Agreement”) with Live Current Media Inc. (“LIVC”). Pursuant to the terms of the Buyback Agreement we agreed to reacquire the worldwide exclusive direct to consumer rights for distribution of our eBalance® devices (the “Direct Rights”), which we originally granted to LIVC under the distribution agreement (the “Underlying Agreement”) dated for reference, March 21, 2019. In order to reacquire the Direct Rights, we agreed to pay LIVC a royalty on all sales of the eBalance® device up to an aggregate $507,500 calculated as follows:

1.$25 per eBalance® device sold, not to exceed 3,500 eBalance® devices; and

2.$5 per month for each eBalance® device generating recurring monthly revenue, up to an aggregate royalty of $420,000.

Should we decided to cancel the recurring monthly fee due to a change in our distribution model, the royalty will be replaced by a one-time payment of $145 per eBalance® device sold up to an aggregate of $507,500.

In addition to the royalty, we issued to LIVC share purchase warrants (the “Warrants”) entitling LIVC to purchase up to two million shares of our common stock as follows:

1.1,000,000 shares at $0.50 per share (the “$0.50 Warrant”) expiring on March 12, 2023

2.1,000,000 shares at $1.00 per share (the “$1.00 Warrant”) expiring on March 12, 2023

At our discretion we can accelerate expiry date of the warrants such that if the weighted average closing price (the “WAP”) of our shares over any 30 consecutive trading-day period is equal to or greater than $1.00 per share, the expiry date of the $0.50 Warrant can be accelerated to 30 days following the acceleration notice given by us to LIVC, and if the WAP is equal to or greater than $1.75 per share, the expiry date of the $1.00 Warrant may be accelerated to 30 days following the acceleration notice.

Update on eBalanceⓇ Research and Development Activities

At the end of February 2020, we completed an audit required for certification of our quality management systems (“QMS”) under Stage 2 Medical Device Single Audit Program (“MDSAP”) and under ISO 13485:2016 standard. The audit was carried out by BSI Group Canada Inc. (“BSI”) and included the following:

-The effectiveness of our QMS incorporating the applicable regulatory requirements outlined by ISO13485:2016 standard and as required under MDSAP;

-Product/process-related technologies;

-Adequate technical documentation for our eBalance® device in relation to ISO13485:2016 standard and MDSAP; and

-Our ability to comply with these requirements.

The assessment report was finalized in mid-March 2020 with a recommendation for certification upon final report review. On March 31, 2020, we received Certificate No. FM 716345, certifying that the Company operates a Quality Management System which complies with the requirements of ISO 13485:2016 for design, development and manufacture of microcurrent therapeutic devices for wellness and pain relief.

We anticipate receiving the MDSAP certification within the next 60 days, at which time we will be eligible to apply to Health Canada for a Class II Medical Device License.

Current uncertainty with respect to rapid expansion of the COVID-19 pandemic

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, there has been no disruptions to our day-to-day operations. However, we caution that there continues to be a possibility for potential future implementation of certain restrictions. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

Results of Operations for the Three and Nine Months ended February 29, 2020 and February 28, 2019

Our operating results for the three- and nine-month periods ended February 29, 2020 and February 28, 2019, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Nine Months Ended
	February 29, 2020	February 28, 2019	Percentage Increase/ (Decrease)	February 29, 2020	February 28, 2019	Percentage Increase/ (Decrease)
Sales	$2,380	$-	n/a	$14,480	$-	n/a
Distribution rights	6,562	-	n/a	25,000	-	n/a
Cost of goods	(1,840)	-	n/a	(7,737)	-	n/a
Gross margin	7,102	-	n/a	31,743	-	n/a
Operating expenses
Amortization	546	343	59.2%	1,359	453	200.0%
Consulting fees	63,271	66,732	(5.2)%	214,270	197,370	8.6%
Distribution expenses	18,968	-	n/a	54,588	-	n/a
General and administrative expenses	69,442	35,953	93.1%	288,084	87,643	228.7%
Research and development costs	109,115	64,033	70.4%	265,722	247,400	7.4%
Total operating expenses	261,342	167,061	56.4%	824,023	532,866	54.6%
Financing costs	-	218,665	(100.0)%	-	219,052	(100.0)%
Interest	4,575	4,941	(7.4)%	15,310	9,731	57.3%
Loss on reacquisition of distribution rights	102,093	-	n/a	102,093	-	n/a
Net loss	$360,908	$390,667	(7.6)%	$909,683	$761,649	19.4%

Revenues

During the three-month period ended February 29, 2020, we recognized $2,380 (CAD$3,125) in revenue, which consisted of sales of our eBalance® wellness devices to end-users and monthly recurrent revenue associated with operating eBalance® wellness devices. The cost attributed to this revenue was $1,840 and included $266 in royalties we accrued on the sales.

During the nine-month period ended February 29, 2020, we recognized $14,480 (CAD$19,125) in revenue, which consisted of sales of our eBalance® wellness devices to end-users and monthly recurrent revenue associated with operating eBalance® wellness devices. The cost attributed to this revenue was $7,737 and included $1,679 in royalties we accrued on the sales.

On June 6, 2019, we entered into a letter of intent for the wholesale distribution rights to all Mainland China, not including Hong Kong (the “LOI”). As part of the LOI the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000, which we amortized over the term of the LOI, and as of February 29, 2020, the full $25,000 deposit was recognized as revenue. During the three months ended February 29, 2020, we recognized $6,562 in revenue. As of February 29, 2020, the LOI expired, and we did not enter into a definitive agreement with the Distributor.

We did not generate any revenue during the three and nine-month periods ended February 28, 2019.

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

Operating Expenses

During the three-month period ended February 29, 2020, our operating expenses increased by 56.4% from $167,061 incurred during the three months ended February 28, 2019, to $261,342 we incurred during the three months ended February 29, 2020. The most significant expenses during this period included $109,115 we incurred in research and development fees (February 28, 2019 -  $64,033), $63,271 in consulting fees (February 28, 2019 - $66,732), $20,445 in corporate communication fees recorded as part of general and administrative expenses (“G&A”) (February 28, 2019 - $7,096), $18,968 we incurred in distribution expenses we paid or accrued to our sales representatives, and $9,794 in professional fees also recorded as part of G&A (February 28, 2019 - $Nil).

On a year-to-date basis, the most significant changes were as follows:

•During the nine-month period ended February 29, 2020, our consulting fees increased by $16,900, from $197,370 we incurred during the nine-month period ended February 28, 2019, to $214,270 we incurred during the nine months ended February 29, 2020. Larger consulting fees during the nine-month period ended February 29, 2020, were associated with $25,000 we paid for consultation on setting up our distribution channels in China.

•Our research and development fees for the nine-month period ended February 29, 2020, increased by $18,322, from $247,400 we incurred during the nine-month period ended February 28, 2019, to $265,722 we incurred during the nine months ended February 29, 2020. The higher research and development fees during the nine-month period ended February 29, 2020, were associated with the MDSAP audit in February of 2020, as well as preparation of the QRM systems required under MDSAP and ISO 13485:2016 standard certification. During our second quarter of Fiscal 2020, our research and development efforts were associated with integration of automated billing module into the eBalance® wellness device’s operating system, and various smaller upgrades to improve user experience.

•During the nine-month period ended February 29, 2020, we incurred $54,588 in distribution expenses we paid or accrued to our sales representatives, who began working on distribution of our eBalance® devices in British Columbia, Canada (February 28, 2019 - $Nil). Based on our agreements with the sales representatives, we agreed to pay CAD$350 as commission for each eBalance® device they sell. In order to allow our sales representatives to establish their customer base, we agreed to a monthly fee of CAD$5,000 payable to each sales representative for an initial term of three months, which we extended on a month-to-month basis.

•Our general and administrative fees for the nine-month period ended February 29, 2020, increased by $200,441, or 228.7%, from $87,643 we incurred during the nine-month period ended February 28, 2019, to $288,084 we incurred during the nine months ended February 29, 2020. The largest factor that contributed to this change was associated with our expenditures on corporate communications per our services agreement with Think Ink Marketing, which resulted in $159,964 we recorded during the nine-month period ended February 29, 2020, as compared to $8,874 we incurred during the nine-month period ended February 28, 2019. Other factors that affected our general and administrative fees were associated with a $19,367 increase to our accounting and audit fees, which increased from $7,574 during the nine-month period ended February 28, 2019, to $26,941 during the nine-month period ended February 29, 2020, marketing and advertising fees, which increased by $13,983 as opposed to not having any expenses of this type during the comparative period ended February 28, 2019, a $9,612 increase in professional fees from $182 we incurred during the nine months ended February 28, 2019, to $9,794 we incurred during the nine months ended February 29, 2020, and a $4,441 increase in office expenses from $4,685 we incurred during the nine months ended February 28, 2019, to $9,126 we incurred during the nine months ended February 29, 2020. These increases were in part offset by $7,800 decrease in management fees, which amounted to $33,600 during the nine months ended February 29, 2020, as opposed to $41,400 we incurred in the comparative period.

Other Items

During the three-month period ended February 29, 2020, we accrued $4,575 (February 28, 2019 - $4,941) in interest associated with the outstanding notes payable. On a year-to-date basis, we accrued $15,310 in interest on the outstanding notes payable (February 28, 2019 - $9,731). Of this interest, during the nine-month period ended February 29, 2020, we accrued $2,531 (February 28, 2019 - $6,531) on the notes payable we issued to Mr. Jeffs, our major shareholder, and $5,235 (February 28, 2019 - $2,253) we accrued on the Credit Line with Mr. Jeffs.

During the three and nine-month periods ended February 29, 2020, we recorded $102,093 loss on reacquisition of distribution rights from Live Current Media Inc. We did not have similar expenses during the comparative periods ended February 28, 2019.

During the three and nine-month periods ended February 29, 2020 we recorded $218,665 and $219,052 in financing costs, respectively. These costs were associated with a one-time set-up fee of $25,000 we agreed to pay on Credit Line with Mr. Jeffs; and $193,665 being the fair market value of non-transferable share purchase warrants to acquire up to 7,482,960 common shares we issued to Mr. Jeffs for the Line of Credit  and for the funds we received from Mr. Jeffs prior to the Credit Line.

Liquidity and Capital Resources

Working Capital

	As at February 29, 2020	As at May 31, 2019	Percentage Change
Current assets	$222,172	$189,260	17.4%
Current liabilities	1,691,307	1,963,100	(13.8)%
Working capital deficit	$(1,469,135)	$(1,773,840)	(17.2)%

As of February 29, 2020, we had a cash balance of $113,064, a working capital deficit of $1,469,135 and cash flows used in operations of $695,398 for the period then ended. During the nine-month period ended February 29, 2020, we funded our operations with $486,000 received from our private placement financing, $15,000 we borrowed under short-term non-interest bearing advances, and $252,650 we received under convertible loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended February 29, 2020. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Nine months ended
	February 29, 2020	February 28, 2019
Cash flows used in operating activities	$(695,398)	$(205,511)
Cash flows used in investing activities	(2,463)	(1,915)
Cash flows provided by financing activities	753,650	325,875
Effects of foreign currency exchange on cash	103	4,212
Net increase in cash during the period	$55,892	$122,661

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 29, 2020, was $695,398. This cash was primarily used to cover our cash operating expenses of $785,600, to decrease our accrued liabilities by $20,255, unearned revenue by $6,814, and amounts due to related parties by $11,962. These uses of cash were offset by $19,810 decrease in other current assets, $3,757 decrease in inventory, and by $105,666 increases in our accounts payable.

Net cash used in operating activities during the nine months ended February 28, 2019, was $205,511. This cash was primarily used to cover our cash operating expenses of $537,048, to increase our inventory and work in progress by $53,607, and to decrease our accrued liabilities by $13,100. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $111,836 and $35,752, respectively, by $656 decrease to our current assets and $250,000 increase in unearned revenue associated with a deposit we received under the LOI with Live Current Media, Inc.

Non-cash transactions

During the nine-month period ended February 29, 2020, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$102,093 (2019 - $Nil) we recognized as loss on reacquisition of distribution rights from LIVC pursuant to the Buyback Agreement dated January 29, 2020;

•$15,310 (2019 - $9,731) in interest we accrued on the outstanding notes payable. Of this interest, $2,531 (2019 - $6,531) was accrued on the notes payable we issued to Mr. Jeffs, and $5,235 (2019 - $2,253) was accrued on the $250,000 Credit Line provided to us by Mr. Jeffs;

•$Nil (2019 - $219,052) in financing fees associated with short-term loan agreements and the Credit Line with Mr. Jeffs;

•$5,321 loss (2019 - $4,635 gain) in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar in relation to US dollar, our functional and reporting currency ; and

•$1,359 (2019 - $453) in amortization of equipment we acquired for our manufacturing operations and for our office.

Net Cash Provided by Financing Activities

During the nine-month period ended February 29, 2020, we received $252,650 under convertible loan agreements, which are payable on demand and accumulate interest at 6% per annum. At discretion of the lenders, the full amount due under the loans can be converted into the units of our common stock at the then-current price of private placement financing. In addition, we received a total of $15,000 in non-interest-bearing advances which are payable on demand. In addition to the funds received as part of debt financing, we received $486,000 on issuance of 4,050,000 units of our common stock. We did not incur any share-issuance costs associated with the units issued as part of the private placement financing.

During the nine-months ended February 28, 2019, we borrowed a total of $23,029 (CAD$30,000) from Mr. Jeffs. Of this amount CAD$20,000 in principal bore interest at 12% per annum, compounded monthly, was unsecured and payable on demand; and CAD$10,000 was advanced as a non-interest-bearing short-term loan. In addition, we borrowed $23,975 (CAD$31,200) from an unrelated party. The loan bears interest at 6% per annum and is compounded monthly. During the same period, we borrowed a total of $28,871 from unrelated parties under non-interest-bearing advances which are payable on demand.

During the nine-months ended February 28, 2019, we received $250,000 under the Line of Credit provided to us by Mr. Jeffs. The balance borrowed under the Line of Credit together with a $25,000 set-up fee accumulated interest at a rate of 6% per annum and were payable on demand.

Net Cash Used in Investing Activities

During the nine-month period ended February 29, 2020, we used $2,463 to acquire office equipment.

During the nine-month period ended February 28, 2019, we used $1,915 to acquire equipment required for the manufacturing and testing of our eBalance® devices.

Going Concern

The notes to our unaudited interim condensed consolidated financial statements as at February 29, 2020, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or combination of both. In addition, we anticipate continuing to require upfront deposits from our potential distributors, once additional geographical distribution zones are determined.

We have accumulated a deficit of $7,866,505 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 29, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks associated with the current uncertainty with respect to rapid expansion of the COVID-19 pandemic

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, there has been no disruptions to our day-to-day operations. However, we caution that there continues to be a possibility for potential future implementation of certain restrictions that would affect our operations, research and development and marketing plans.  The impact of these restrictions on the results of our business, if implemented, is currently unknown but could be significant.

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

To date we have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated. Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $7,766,505 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2020, we entered into a consulting agreement for investor relations services. As part of the agreement, we issued 100,000 shares of our common stock. The shares were issued pursuant to the provisions of Regulation D of the Act, based on the certification provided by the shareholder that he is an accredited investor.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.(10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	eBalance® Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi.(12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp.(14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp.(15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs.(16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)

Exhibit
Number	Description of Document
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs.(16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp.(17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance® dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)
10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.47	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.
10.48	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.
10.49	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018.
10.50	Loan Agreement and Note Payable dated September 13, 2018, among Cell MedX Corp., and Tradex Capital Corp. (23)
10.51	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(24)
10.52	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (25)
10.53	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (26)
10.54	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)
10.55	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited (26)
10.56	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)
10.57	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited (26)
10.58	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (26)
10.59	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)

Exhibit
Number	Description of Document
10.60	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited
10.61	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited
10.62	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited
10.63	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited
10.64	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(27)
10.65	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited
10.66	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited
10.67	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited
14.1	Code of Ethics(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from this Quarterly Report on Form 10-Q for the three and nine-month periods ended February 29, 2020 and February 28, 2019 formatted in XBRL (extensible Business Reporting Language):

(1) Unaudited Condensed Consolidated Balance Sheets at February 29, 2020 and as at May 31, 2019.
(2) Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended February 29, 2020 and February 28, 2019.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at February 29, 2020.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 29, 2020 and February 28, 2019.

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

(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on December 5, 2017.

(23)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2019

(24)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2018

(25)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019

(26)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2020

(27)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: April 14, 2020	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 14, 2020	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)