Form 10-K
period 2020-05-31
Cell MedX Corp.
filed 2020-09-15
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,948,040 based on average of closing bid and ask for Cell MedX Corp. shares on November 29, 2020.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 15, 2020
common stock - $0.001 par value	59,388,564

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2020, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

We are a biotech company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general health, pain relief, wellness and alleviate complications associated with medical conditions including, but not limited to: diabetes, Parkinson’s disease, high blood pressure, neuropathy and kidney function. Our Subsidiary is engaged in development and manufacturing of therapeutic devices based on our proprietary eBalance® Technology, which harnesses power of microcurrents and their effects on human body.

BUSINESS OF CELL MEDX

eBalance® Technology Acquisition

We acquired our proprietary technology for the use of microcurrents for the treatment of diabetes and related ailments, which we call eBalance® Technology, on November 25, 2014, when we entered into a Technology Purchase Agreement with Jean Arnett and Bradley Hargreaves (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, Ms. Arnett and Mr. Hargreaves sold to us all of their respective rights, title and interests in and to the eBalance® Technology. In consideration for the sale of the eBalance® Technology, we paid Ms. Arnett and Mr. Hargreaves a total of $100,000 and issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an initial exercise price of $0.05 per share (the “Options”) of which Options to acquire up to 2,500,000 shares of our common stock vested on August 26, 2015, remaining Options were cancelled pursuant to a letter agreement with Ms. Arnett and Mr. Hargreaves, dated for reference September 26, 2016.

eBalance® Technology

eBalance® Technology is based on the science of bioelectric signals, their affect on epigenetic events within human body, and ability to modify and affect the behavior of cells, tissue, and organs. Based on this technology Cell MedX is developing a radically different and very promising family of devices whose core technology demarcates it from the approaches currently in use and those in the “future advances” pipeline as reflected in current medical literature.

Microcurrent delivery devices used for the treatment of various ailments have been in the marketplace for decades. However, the eBalance® Technology can be distinguished from those devices, which have a limited utility and are not designed to treat various ailments at their core. It is hoped that devices based on the eBalance® Technology will effect metabolic changes much further “upstream” in the pathophysiology or natural history of an ailment.

The eBalance® Technology is intended to expand the traditional healthcare model of managing various pathological diseases and ailments, such as diabetes, Parkinson’s disease, neuropathy, poor kidney function, high blood pressure, as well as some others, by enabling patients to manage their symptoms using a biosignal generating device that is simple to use, causes no discomfort, and can easily be incorporated into any lifestyle.

Additionally, the Company has developed a medical device system, eBalance® Pro System, for use by healthcare professionals in a clinical setting. This system is intended for use by practitioners to treat patients within their practice using eBalance® microcurrent technology.

A research and development plan adopted by the Company included a series of investigations that allowed the Company to move the eBalance® Device from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the eBalance® Device(s) and define a set of claims that are being used for FDA approval through the rigorous Pre-Market Approval (PMA) process, which is currently ongoing, and was successfully used to receive Health Canada Class II Certification for the eBalance® Home System and eBalance® Pro System for general wellness and pain management.  The  Health Canada Certifications received in July and August of 2020, allowed us to define the final marketing claims for our eBalance® products, and will become the foundation for sales & marketing initiatives in the next phase of the Company’s operations. The results of the clinical observational trial the Company finalized during its Fiscal 2018 year (the “Clinical Study”)  and our in-house observations of the effects of the eBalance® technology on human body confirm that claims such as diabetes management, reductions in average blood sugar (HbA1C), improvement of other markers that denote the degree and quality of blood sugar control, pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease, among several other positive results, warrant further investigation of the eBalance® Systems.

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

Many cells in the human body are “electrically excitable” including those involved with production of chemical signals that affect blood sugar. One example of such a cell of the endocrine type is the L cell, which resides in the gut and secretes cell glucagon-like peptide-1 (GLP-1), glucagon-like peptide-2 (GLP-2), peptide YY (PYY) and oxyntomodulin. GLP-1 is an enteric hormone that stimulates insulin secretion and improves glycaemia in Type 2 diabetes. There is evidence that in Type 2 diabetes these cells become “unsynchronized”. Growing these cells in tissue culture and subjecting them to specific electrical signals can act to resynchronize their chemical activity, and alter their behavior as a “dispersed” metabolic organ. This serves as an illustration of how endogenous ion flows may serve as key epigenetic regulators of cell behavior, and suggests that bioelectric mechanisms might be harnessed at a whole organism level to cause functional regenerative changes. It is possible that eBalance® Technology may affect these processes, although that has yet to be established. We intend to explore this hypothesis in greater detail during our future clinical trials.

Market Opportunity - Diabetes and Its Complications

Diabetes care is one of the main opportunities the Company sees for the use of its eBalance® Technology. Diabetes care was also a main objective of the Company’s first clinical observational trial. Diabetes is a severe and debilitating disease with profound consequences, both for the individual and for society. The complications of diabetes are devastating, and the economic costs of care comprise a substantial portion of health care budgets. Despite the best efforts of the scientific community to devise a cure, the incidence of diabetes is on the rise.

According to information published by the International Diabetes Federation (“IDF”) in its IDF Diabetes Atlas 9th Edition 2019 (www.diabetesatlas.org), in 2019, approximately 463 million adults (20-79 years) were living with diabetes; by 2045 this will rise to 700 million. A further 374 million people are at an increased risk of developing Type 2 diabetes.[1]

Diabetes mellitus (DM) is a heterogeneous group of metabolic disorders characterized by hyperglycemia (high blood sugar levels) with impaired metabolism of carbohydrate, fat and proteins resulting from defects in insulin secretion, insulin action, or both. Diabetes is one of the world’s oldest diseases with the syndrome being discovered centuries ago. The worldwide increase in the prevalence of diabetes has highlighted the need for increased research efforts into treatment options for both the disease itself and its associated complications.

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

______________________

[1] International Diabetes Federation. (2019). IDF Diabetes Atlas - Ninth Edition - https://www.diabetesatlas.org/en/

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

Expansion of Disease Focus

Given the size of the market for diabetes control and management, the current eBalance® Technology has significant potential of success based solely on treating complications caused by diabetes. However, in order to capture a larger market share, the Company is looking into developing more specialized software / treatment options which will allow the Company to continue to grow its market share  to sustain the constant revenue streams. The Company anticipates that it will commence development of specialized software to target other ailments such as gout, hypertension, heart disease, neurological disorders, and depression, among others.  As of the date of this Annual Report on Form 10-K, the Company has not determined the timeframe for rolling out such expansion, however, based on the in-house observations of the effects of eBalance® Therapy on the human body, as well as positive response from the Clinical Study subjects, we feel  additional  research and development in the use of eBalance® technology in the treatment of chronic and complex care conditions warrants additional investigation.

High blood pressure is the number one risk factor for stroke and a major risk factor for developing a heart disease. Pain is perhaps the number one reason people seek professional medical help and take medications; it is what tells the brain that something is wrong and is caused in part by insufficient electrical charge in cells. eBalance® therapy restores electrical charges to cells it allows for the rapid reduction or elimination of pain from many sources.

Empirical Modeling

The first-in-human observations took place over many years and were carefully documented. The results of these observations lead to the belief that a specific device with a specific set of bioelectric signals of known waveform, frequency, amplitude, pulse, and duration, accompanied by sensing circuits that respond to fluctuations in the body’s response, in a closed feedback loop, produced cumulative effects that led to remarkable global effects in functional aspects of living in a person who had lived with Type 1 diabetes since age 10. Casual trials in a patient with longstanding Type 2 diabetes, yielded findings of a similar nature in a limited time frame. These observations were followed by broader observational studies by Cell MedX.

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

Clinical Trials

During January through March 2015, a preliminary Pilot Trial (the “Pilot Trial”) was conducted which was designed to examine the short-term metabolic impact of a single treatment with eBalance® Technology on two diabetic subjects.  Pre- and post-treatment blood samples from each subject were sent for extensive metabolic pathway analysis at the University of Alberta Metabolomics Unit.

From those studies we observed alterations in several pathways, which are known to be deficient in persons with diabetes. The results of the Pilot Trial were notable in that significant shifts in metabolites related to blood sugar handling and disposal occurred in a very short time frame, with the only intervening variable being a 10-minute treatment with eBalance® Technology.

The findings from the Pilot Trial were then used to inform further experimentation, including selection of metabolic end points for testing during a Phase IB clinical trial, which we started preparations for in July 2015. Due to shortage in available funding, the Phase IB clinical Trial was cancelled.

During the fourth quarter of our fiscal 2016 we engaged Nutrasource Diagnostics Inc. (“Nutrasource”) with Dr. Richard Tytus of Hamilton Medical Research Group as the Lead Investigator, to commence observational clinical trial in Canada (“Clinical Study”) to assess and quantify eBalance® technology’s ability to alter key metabolic pathways while targeting improved blood sugar control.

Based on finalized investigational protocol, which received Health Canada’s approval on January 12, 2017, the Clinical Study was structured to assess the impact of three months of the eBalance® therapy, as an adjunct treatment, on HbA1c in thirty (30) Type 1 and Type 2 diabetics. The secondary endpoints of the Clinical Study were defined to observe changes from baseline and medical history of each Clinical Study subject in the following:

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

The Clinical Study resulted in clinically significant improvement in several biometric markers, including HbA1c and secondary efficacy endpoints as noted above.

Diabetes

The Clinical Study, tested the effectiveness of the eBalance® therapy as an adjunct treatment for diabetes and related complications in Type 1 and Type 2 diabetics over three months. The results of the Clinical Study showed that after three months of eBalance® treatments, average fasting blood glucose levels declined by 12.3% from 10.5 to 9.2 millimoles per litre. Plasma insulin declined by 46.7% from 168 to 78 picomoles per liter. These results indicate that, on average, the blood glucose uptake was increased and that less insulin was required to achieve that uptake. HbA1c levels declined by 0.16% from 8.36% to 8.20%. A longer double-blind, placebo-controlled study may be conducted in the future to determine if  HbA1c levels would be further reduced as improving HbA1c by just 1% for individuals with Type 1 or Type 2 diabetes lowers their risk of combined microvascular complications by 25%.[2]

One of the largest diabetes clinical trials ever conducted, the UK Prospective Diabetes Study (UKPDS) showed that for every 1% reduction in HbA1c, the relative risk for:

•Microvascular complications decreased by 37%;

•Heart Failure decreased by 16%;

•Diabetes-related deaths decreased by  21%; and

•Myocardial infarction decreased by 14%.[3]

______________________

[2] Diabetes Control and Complications Trial (DCCT): https://www.niddk.nih.gov/about-niddk/research-areas/diabetes/blood-glucose-control-studies-type-1-diabetes-dcct-edic.

[3] The UK Prospective Diabetes Study (UKPDS): clinical and therapeutic implications for type 2 diabetes (UKPDS): https://www.ncbi.nlm.nih.gov/pmc/articles/PMC2014359/

Blood pressure

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

Pain and numbness

Neuropathy is nerve damage that can occur with diabetes as a result of high blood glucose levels and high blood pressure. The damage most often affects the extremities and causes pain, tingling or numbness in the hands, arms, legs and feet. Only two subjects suffered from pain at the beginning of the Clinical Study and both reported feeling either less pain or reduced coldness or numbness in their extremities. These findings support the Company’s in-house informal observation and testing results with a number of people who have used eBalance® device. Future studies may recruit subjects who are experiencing pain and loss of feeling.

Kidney function (Nephropathy)

Nephropathy is damage caused to the small blood vessels in the kidneys by high blood glucose levels and high blood pressure that prevents them from functioning properly or even causes them to fail completely. When the blood vessels in the kidneys are injured, the kidneys cannot clean the blood properly. The body will retain more water and salt than it should, which can result in weight gain and edema. The decrease in eGFR (estimated glomerular filtration rate) observed in the Clinical Study and a reduction in edema seen in our informal testing may warrant further investigation to assess the effect of eBalance® treatments on kidney function in diabetics.

Product Development

On October 1, 2015, we entered into a development agreement with Mr. Claudio Tassi (the “Development Agreement”) for the development of the first eBalance® Professional Series Device (the “Prototype”). Based on the Development Agreement we agreed to pay Bioformed Aestetic SL (“Bio4Med”), a company Mr. Tassi is a director of, $12,848 (EURO €12,000) and, upon successful completion of the development of the first eBalance® Prototype, to issue to Mr. Tassi 100,000 shares of our common stock. We received the first Prototype in November 2015.

On December 4, 2015, we executed a non-binding letter of intent (“LOI”) with Mr. Tassi and Bio4Med. The LOI contemplated that (i) we will enter into a technology development and license agreements with Mr. Tassi and Bio4Med to continue development of therapeutic devices based on the eBalance® Technology; (ii) upon approval of the first Prototype, we will place an order for the production of 25 devises; and (iii) Mr. Tassi will provide his services for an initial term of four months commencing on December 4, 2015.

On December 15, 2015, as contemplated under the LOI, we ordered the first batch which consisted of 25 eBalance® Pro devices with the same configuration as the original Prototype, which were manufactured in early 2016. These devices were designed as a stand-alone unit, controlled by proprietary software installed in an external computer specifically designed to be used with the eBalance® device. Once internally tested, the devices were distributed to selected clinics and practitioners as well as used directly by the Company in our in-house observations to see the effects of the eBalance® Therapy on the human body.

After several months of testing, we received a feedback from the clinicians and participants, which allowed for further refinement of the devices, which were limited to aesthetics and ease of use. The Company ordered from Bio4Med 20 units of the second generation eBalance® device, which were received in December 2016. These devices were also distributed to practitioners for observations and further testing.

In early 2017 the management decided to discontinue negotiations with Bio4Med on technology development and license agreements, as contemplated under the LOI, and chose to move manufacturing of the eBalance® devices to Canada. The decision to move to Canada was the outcome of further research we had done on potential markets, tax implications of manufacturing the devices in Europe versus in Canada, cross border transfer pricing, availability of raw material and the control of the production processes.  As such, in the fourth quarter of our Fiscal 2017, we entered into a production agreement with an ISO 9001 certified manufacturing facility in Coquitlam, BC, and selected other local suppliers for sourcing essential components.

On October 16, 2017, we entered into a production development agreement (the “Development Agreement”) with Western Robotics Ltd. (“Western Robotics”) with an objective to enhance our eBalance® device based on the findings from the Clinical Study and the Company’s ongoing in-house observations. The Company paid Western Robotics CAD$250,000 for the initial re-engineering of the eBalance® devices.

During the 3rd quarter of our Fiscal 2019, we completed manufacturing of the first batch of the Canadian-built eBalance® devices. The new eBalance® Devices were certified by LabTest Certification Inc. as Class A (professional use) and Class B (in-home use) devices, and conform to CSA, CE and UL standards for electrical safety and emission standards, and are eligible to bear the LabTest Certification Mark with adjacent indicators “C” and “US”.

Majority of the eBalance® devices manufactured in the third quarter of our Fiscal 2019 were used for further in-house observations as well as for promotional and introductory material.

The successful completion of the first batch of Canadian-built eBalance® Devices allowed us to continue manufacturing and testing of the eBalance® Devices through local wellness and naturopathic clinics. As of the date of this Annual Report, our eBalance® devices include two distinct systems, eBalance® Pro System, and eBalance® Home System.

eBalance® Pro System

The eBalance® Pro System includes the eBalance® Console which acts as the central controller for three pre-programmed microcurrent algorithms (Wellness, Pain Management, and Dual) referred to as Treatment Options. Treatments are administered to patients using Hand Bars, Foot Plates, and/or Pen Probes. The eBalance® Pro System is for Professional Use by Healthcare practitioners in a clinical setting. The Hand Bars and Foot Plates are used for general wellness and pain management while the Pen Probes are used in localized pain management.

eBalance® Home System

The eBalance® Home System includes the eBalance® Console which acts as the central controller for three pre-programmed microcurrent algorithms (Wellness, Pain Management, and Dual) referred to as Treatment Options. Treatments are administered using Hand Bars and Foot Plates. The general wellness and pain management treatment are controlled by the eBalance® Console. The eBalance® Home System is for Home Use and is available without a prescription.

In order to continue executing on our operating and development plans and move forward with further development and improvements of our devices based on the eBalance® Technology, we will require additional capital. We are planning to raise this capital through debt or equity financing or, most likely, through a combination of both.

Medical Device Regulations and Government Approvals

The manufacture, packaging, marketing and importing of medical devices is heavily regulated in the United States, Canada and Europe. Further, we expect that any other countries in which we may seek to sell or market devices based on the eBalance® Technology will similarly have an extensive regulatory environment.

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

The assessment report was finalized in mid-March 2020, and on March 31, 2020, we received Certificate No. FM 716345, certifying that the Company operates a Quality Management System which complies with the requirements of ISO 13485:2016 for design, development and manufacture of microcurrent therapeutic devices for wellness and pain relief, and on June 2, 2020, received a certificate #MDSAP 716274.

Following the receipt of ISO and MDSAP certificates, we filed two separate applications for Class II Medical Device Licenses for the eBalance® Pro System and the eBalance® Home System with Health Canada. On July 17, 2020, Health Canada issued a Class II Medical Device License #104925 for our eBalance® Home System, and on August  18, 2020, issued a Class II Medical Device License #105044 for our eBalance® Pro System.

Prior to selling our eBalance® Home and Pro Systems for the treatment in the United States, we will be required to apply for an approval from the FDA. As of the date of this Annual Report we are in the process of completing the necessary documentation and testing required for the 510(K) submission to the FDA.

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

Marketing Plans

We intend to commence our marketing plans for eBalance® Home and Pro Systems in Canada in the fall of 2020 by engaging authorized dealers and distributors of medical equipment to market our eBalance® Pro System to professional and institutional users. The eBalance® Home System will be marketed through authorized dealers as well as in-house sales force. In the US, we cannot start marketing our eBalance® devices until such time as we receive FDA approval.

During the year ended May 31, 2020, we entered into sales and distribution agreements with several independent consultants, however, due to the delay in receiving Health Canada Licenses, we cancelled and/or delayed engagements with these consultants. As of the date of this Annual Report on Form 10-K, we began negotiations with these and other consultants to restart our marketing efforts.

On March 21, 2019, the Company entered into an exclusive worldwide distribution agreement (the “Agreement”) with Live Current Media, Inc. (“LIVC”), an arms-length party, for worldwide distribution rights to eBalance® devices in an end-user market (the “Direct Rights”). To secure the right to earn the exclusive worldwide distribution rights LIVC paid us a one-time fee of $250,000. In order to maintain the exclusivity, LIVC had to order a minimum of 2,000 devices by the end of a 24-month period from the date the eBalance® device receives its 510K clearance from the FDA (the “Initial Term”). We agreed to sell our eBalance® devices to LIVC at a 20% discount to the regular retail price in place at the time of the order (the “License Fee”), with 50% of the License Fee payable at the time of placing an order, and remaining 50% payable on the specified delivery date of the devices. In addition, we agreed that during the Initial Term the License Fee for the eBalance® devices will be fixed at CAD$2,400 per device.

In addition to the License Fee, LIVC was required to pay a monthly recurring fee per each eBalance® device equal to 50% of the regular monthly home-use fee set by the Company. Following the Initial Term, the minimum monthly fee was to be $100,000.

On January 29, 2020, we entered into a buyback agreement (the “Buyback Agreement”) with LIVC to reacquire the Direct Rights. In order to reacquire the Direct Rights, we agreed to pay LIVC a royalty on all sales of the eBalance® device up to an aggregate $507,500 calculated as follows:

1.$25 per eBalance® device sold, not to exceed 3,500 eBalance® devices; and

2.$5 per month for each eBalance® device generating recurring monthly revenue, up to an aggregate royalty of $420,000.

Should we decide to cancel the recurring monthly fee due to a change in our distribution model, the royalty will be replaced by a one-time payment of $145 per eBalance® device sold up to an aggregate of $507,500.

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

Competition

The current market for treatments that assist in the control and management of diabetes, its complications, as well as other ailments is highly competitive. However, since our eBalance® Technology is based on the microcurrent therapy, which is not yet widely accepted in traditional medicine, direct competition for eBalance® Technology is not well defined.

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

Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

Our eBalance® Technology is not patented. As of the date of the filing of this Annual Report on Form 10-K, we are in the process of determining the best possible options for securing the proprietary technology represented by the eBalance® Technology.

To secure the use of the term “eBalance®” during the year ended May 31, 2018, we applied for trademark protection in Canada, the Unites States, Europe and the UK.

On May 8, 2019, the European Union approved the Company’s eBalance® trademark application and issued certificate of registration number 017997155 registering the trademark eBalance® in the name of the Company. The eBalance® trademark was also registered in the U.K., bearing the registration number UK00003345540.

The Company’s eBalance® trademark applications filed with the Canadian Intellectual Property Office on November 14, 2017, and with the United States Patent and Trademark Office on December 11, 2017, continue to be under review. Until such time that Canadian and/or US trademark applications are approved, the Company will be using the designation eBalance®, the standard registered trademark symbol in Europe,  in its marketing efforts and for any print material.

On September 6, 2018, we entered into an IP Royalty Agreement with an IP Vendor. Pursuant to the IP Royalty Agreement the Company agreed to acquire certain additional developments and improvements for its eBalance® devices that were developed by the IP Vendor in exchange for a perpetual royalty of USD$350 or CAD$350, depending on the currency the revenue is generated in, for each device sold, distributed or licensed whether through a distributor, sales representative or by the Company itself.

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

We are subject to numerous governmental regulations which can increase our costs of developing the eBalance® Technology and products based on this technology.

Our products are subject to rigorous regulation by the FDA, Health Canada and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and approvals may not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, our products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In addition, no assurance can be given that we will remain in compliance with applicable FDA, Health Canada and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns.

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

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, tradenames, and other forms of trade dress, are important to our business. An inability to defend, protect and enforce our intellectual property rights could adversely affect our financial results, even if we are successful in developing and marketing products based on the eBalance® Technology. In addition, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow our competitors to compete more easily and cost-effectively. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition, or results of operations.

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

We continue to further research our eBalance® Technology and develop products based on the technology.  In order to develop commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $8,049,520 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing, or our business will fail.

We must obtain additional capital, or our business will fail. In order to continue development of our eBalance® Technology and to successfully complete observational and clinical trials, we must secure more funds. Currently, we have limited resources and have already accumulated a deficit; aside from the refundable deposit we have received from Live Current Media Inc. as consideration for LOI, we have no immediate sources of financing. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on. We may also have to borrow large sums of money that require substantial capital and interest payments.

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

Our common stock currently has a limited market which may restrict shareholders’ ability to resell their stock or use their stock as collateral. Thus, the shareholders may have to sell their shares privately which may prove exceedingly difficult. Private sales are more difficult and often give lower than anticipated prices.

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

•defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•contains such other information and is in such form, including language, type, size, and format, as the SEC shall require by rule or regulation.

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

High & Low Bids
Period ended	High	Low
August 31, 2018	$0.12	$0.06
November 30, 2018	$0.07	$0.05
February 28, 2019	$0.20	$0.05
May 31, 2019	$0.20	$0.11
August 31, 2019	$0.70	$0.10
November 30, 2019	$1.62	$0.332
February 29, 2020	$0.375	$0.17
May 31, 2020	$0.77	$0.2001

HOLDERS OF RECORD

As of September 15, 2020, we had approximately 55 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119, and their telephone number is 702-361-3033.

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

RECENT SALES OF UNREGISTERED SECURITIES

On June 24, 2019, the Company issued 3,950,000 units of its common stock for total gross proceeds of $474,000, and on July 22, 2019, the Company issued further 100,000 units for total gross proceeds of $12,000. Each Unit consisted of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on the second year anniversary of the date of issuance of the Warrant and exercisable into one share of the Company’s common stock at $0.20 per share. The units were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised his warrants to acquire 7,482,960 shares. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Line of Credit he made available to the Company and the notes payable the Company issued to Mr. Jeffs against the purchase price of the shares.

On July 30, 2020, the Company issued 988,000 units for total gross proceeds of $247,000. Each unit consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.35 per share expiring on January 30, 2021, and at $0.50 per share from January 30, 2021 to July 30, 2022.

The units were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The Units to U.S. Persons were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act who qualify as “accredited investors” as that term is defined under Regulation D of the Act.

On July 13, 2020, Mr. Hargreaves, the Company’s VP, Technology and Operations, and 10% security holder, exercised his option to acquire shares of the Company’s common stock by acquiring 1,234,855 shares for total proceeds to the Company of $61,743. The remaining options to acquire 15,145 common shares expired unexercised. On July 13, 2020, Ms. Arnett, the Company’s 10% security holder, exercised her option to acquire shares of the Company’s common stock and acquired 1,250,000 shares for total proceeds to the Company of $62,500. Ms. Arnett and Mr. Hargreaves chose to apply the balances the Company owed to them as at August 13, 2020, towards the exercise price of their options. The shares were issued pursuant to the provisions of Regulation S of the Act, as Mr. Hargreaves and Ms. Arnett are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2020	2019	(Decrease)
Revenue	$19,634	$-	n/a
Distribution rights	76,190	-	n/a
COGS	10,236	-	n/a
Gross margin	85,588	-	n/a
Operating expenses
Amortization	1,846	580	218.3%
Consulting fees	278,890	262,902	6.1%
Distribution expenses	53,786	-	n/a
General and administrative expenses	396,201	144,819	173.6%
Research and development costs	393,216	261,907	50.1%
Total operating expenses	1,123,939	670,208	67.7%
Other items
Financing costs	-	(219,052)	(100.0)%
Gain on forgiveness of debt	68,816	-	n/a
Interest	(21,069)	(16,721)	26.0%
Loss on reacquisition of distribution rights	(102,094)	-	n/a
Net loss	$(1,092,698)	$(905,981)	20.6%

Revenues

During the year ended May 31, 2020, we recognized $19,634 in revenue, which consisted of sales of our eBalance® wellness devices to end-users and monthly recurrent revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $10,236 and included $2,243 in royalties we accrued on the sales.

During the year ended May 31, 2020, we recorded $76,190 in revenue from rights to distribute our eBalance® devices. On June 6, 2019, we entered into a letter of intent for the wholesale distribution rights to all Mainland China, not including Hong Kong (the “LOI”). As part of the LOI the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000, which we amortized over the term of the LOI, and as of May 31, 2020, the full $25,000 deposit was recognized as revenue. As of May 31, 2020, the LOI expired, and we did not enter into a definitive agreement with the Distributor. In addition, at May 31, 2020, we took into income the deferred revenue associated with non-refundable deposits we received during our Fiscal 2017 year. As at May 31, 2020, the deemed right to return the devices, which we provided as part of our efforts to secure various distribution channels for our eBalance® devices and gather information for our in-house observational studies expired. Therefore the non-refundable deposits were recorded as part of revenue from distribution rights.

We did not generate any revenue during the year ended May 31, 2019.

As of the date of this Annual Report on Form 10-K, we continue research and further development of our eBalance® Technology and devices based on this technology. During the summer of 2020, Health Canada granted our eBalance® Home and Pro Systems Class II medical device licenses, which allow us to market our eBalance® devices for wellness and pain management. Our certification with FDA continues to be ongoing; at the time of this Annual Report on Form 10-K we are compiling required documentation for a 510(K) premarket submission, which allows us to demonstrate that the eBalance® device is at least as safe and effective as a legally marketed device available on the market. Once this submission is approved, it will allow us to start our commercial activity in the USA.

Operating Expenses

During the year ended May 31, 2020, our operating expenses increased by 67.7% from $670,208 incurred during the year ended May 31, 2019, to $1,123,939 incurred during the year ended May 31, 2020. The most significant changes were as follows:

•During the year ended May 31, 2020, our consulting fees increased by $15,988, from $262,902 we incurred during the year ended May 31, 2019, to $278,890 we incurred during the year ended May 31, 2020. Larger consulting fees during the year ended May 31, 2020, were associated with $25,000 we paid for consultation on setting up our distribution channels in China.

•Our research and development fees for the year ended May 31, 2020, increased by $131,309, from $261,907 we incurred during the year ended May 31, 2019, to $393,216 we incurred during the year ended May 31, 2020. The higher research and development fees during the year ended May 31, 2020, were associated with the MDSAP audit in February of 2020, as well as preparation of the QRM systems required under MDSAP and ISO 13485:2016 standard certification. During our second quarter of Fiscal 2020, our research and development efforts were associated with integration of automated billing module into the eBalance® wellness device’s operating system, and various smaller upgrades to improve user experience.

•During the year ended May 31, 2020, we incurred $53,786 in distribution expenses we paid or accrued to our sales representatives, who began working on distribution of our eBalance® devices in British Columbia, Canada (May 31, 2019 - $Nil). Based on our agreements with the sales representatives, we agreed to pay CAD$350 as commission for each eBalance® device they sell. In order to allow our sales representatives to establish their customer base, we agreed to a monthly fee of CAD$5,000 payable to each sales representative for an initial term of three months, which we extended on a month-to-month basis. Due to a delay in securing the Health Canada Class II device licenses, we suspended our agreements with sales representatives in January 2020. As of the date of this Annual Report on Form 10-K we are discussing the re-engagement of the sales representatives to aid us with the marketing of the eBalance® Home and Pro Systems in Canada.

•Our general and administrative fees for the year ended May 31, 2020, increased by $251,382, or 173.6%, from $144,819 we incurred during the year ended May 31, 2019, to $396,201 we incurred during the year ended May 31, 2020. The largest factor that contributed to this change was associated with our expenditures on corporate communications per our services agreement with Think Ink Marketing, which resulted in $194,043 we recorded during the year ended May 31, 2020, as compared to $14,537 we incurred during the year ended May 31, 2019. Other factors that affected our general and administrative fees were associated with  a $32,120 increase to our accounting and audit fees, which increased from $22,574 during the year ended May 31, 2019, to $54,694 during the year ended May 31, 2020, marketing and advertising fees, which increased by $13,456 to $17,893 during the year ended May 31, 2020, as opposed to $4,437 during the year ended May 31, 2019, a $9,352 increase in professional fees from $3,217 we incurred during the year ended May 31, 2019, to $12,569 we incurred during the year ended May 31, 2020, and a $10,661 increase in office expenses from $6,635 we incurred during the year ended May 31, 2019, to $17,296 we incurred during the year ended May 31, 2020. These increases were in part offset by $15,600 decrease in management fees, which amounted to $39,600 during the year ended May 31, 2020, as opposed to $55,200 we incurred in the comparative period.

Other Items

During the year ended May 31, 2020, we accrued $21,069 (May 31, 2019 - $16,721) in interest associated with the outstanding notes payable, of which $2,634 (May 31, 2019 - $8,845) were accrued on the notes payable we issued to Mr. Jeffs, our major shareholder, and $5,793 (May 31, 2019 - $6,468) we accrued on the Credit Line with Mr. Jeffs.

During the year ended May 31, 2020, we recorded $102,094 loss on reacquisition of distribution rights from Live Current Media Inc. We did not have similar expenses during the year ended May 31, 2019.

During the year ended May 31, 2019, we recorded $219,052 in financing costs. These costs were associated with a one-time set-up fee of $25,000 we agreed to pay on Credit Line with Mr. Jeffs; and $193,665 being the fair market value of non-transferable share purchase warrants to acquire up to 7,482,960 common shares we issued to Mr. Jeffs for the Line of Credit and for the funds we received from Mr. Jeffs prior to the Credit Line. We did not have similar expenses during the year ended May 31, 2020.

During the year ended May 31, 2020, we recognized $68,816 as gain on forgiveness of debt, when two vendors agreed to forgive the amounts we owed them for the services provided in our fiscal 2015.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Decrease
	2020	2019
Current assets	$157,343	$189,260	(16.9)%
Current liabilities	1,679,523	1,963,100	(14.4)%
Working capital deficit	$(1,522,180)	$(1,773,840)	(14.2)%

As of May 31, 2020, we had a cash balance of $45,090, a working capital deficit of $1,522,180 and cash flows used in operations of $925,844 for the period then ended. During the year ended May 31, 2020, we funded our operations with $486,000 received from our private placement financing and $80,000 received on subscription to units of our common stock; $15,000 we borrowed under short-term non-interest bearing advances, and $327,650 we received under convertible loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended May 31, 2020. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2020	2019
Cash flows used in operating activities	$(925,844)	$(307,542)
Cash flows used in investing activities	(2,463)	(1,915)
Cash flows provided by financing activities	916,422	359,125
Effects of foreign currency exchange on cash	(197)	(696)
Net increase (decrease) in cash during the period	$(12,082)	$48,972

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2020, was $925,844. This cash was primarily used to cover our cash operating expenses of $943,839, to decrease our unearned revenue by $57,904, and amounts due to related parties by $16,518. These uses of cash were offset by decreases in our inventory and other current assets of $20,503 and $16,152, respectively, and by $46,574 and $9,188 increases in our accounts payable and accrued liabilities, respectively.

Net cash used in operating activities during the year ended May 31, 2019, was $307,542. This cash was primarily used to cover our cash operating expenses of $664,254, to increase our inventory by $14,499, work in progress by $49,812, and to increase our other current assets by $33,173. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $141,585 and $50,770, respectively; by $5,035 increase to our accrued liabilities and by $256,806 increase in unearned revenue, of which $250,000 was associated with a deposit we received under the LOI with Live Current Media, Inc, which was later superseded by the definitive agreement for exclusive distribution rights, and $6,806 were associated with a security deposits we received on several eBalance® devices we provided to our potential customers on a 90-day trial.

Non-cash transactions

During the year ended May 31, 2020, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$102,094 (2019 - $Nil) we recognized as loss on reacquisition of distribution rights from LIVC pursuant to the Buyback Agreement dated January 29, 2020;

•$21,069 (2019 - $16,721) in interest we accrued on the outstanding notes payable. Of this interest, $2,634 (2019 - $8,845) was accrued on the notes payable we issued to Mr. Jeffs, and $5,793 (2019 - $6,468) was accrued on the $250,000 Credit Line provided to us by Mr. Jeffs;

•$Nil (2019 - $219,052) in financing fees associated with short-term loan agreements and the Credit Line with Mr. Jeffs;

•$20,183 loss (2019 - $5,374) in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar in relation to US dollar, our functional and reporting currency ; and

•$1,846 (2019 - $580) in amortization of equipment we acquired for our manufacturing operations and for our office.

•$3,667 (2019 - $Nil) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultant for investor relation services.

Net Cash Provided by Financing Activities

During the year ended May 31, 2020, we received $327,650 under convertible loan agreements, which are payable on demand and accumulate interest at 6% per annum. At discretion of the lenders, the full amount due under the loans can be converted into the units of our common stock at the then-current price of private placement financing. In addition, we received a total of $15,000 in non-interest-bearing advances which are payable on demand. During the same period we received $486,000 on issuance of 4,050,000 units of our common stock, and $80,000 on subscription to units of our common stock, which were issued on July 30, 2020. We did not incur any share-issuance costs associated with the units issued as part of the private placement financing.

During the year ended May 31, 2019, we borrowed a total of $23,029 from Mr. Jeffs, our major shareholder. Of this amount CAD$20,000 in principal bore interest at 12% per annum, compounded monthly, was unsecured and payable on demand; and CAD$10,000 was advanced as a non-interest-bearing short-term loan, which was payable within 14 days from the grant. We have not repaid this loan when due, and therefore it was payable on demand. In addition, we borrowed $23,975 (CAD$31,200) from an unrelated party. The loan bears interest at 6% per annum and is compounded monthly. During the same period, we borrowed a total of $62,121 from unrelated parties under non-interest-bearing advances which are payable on demand.

On December 27, 2018, we entered into an agreement with Mr. Jeffs, for an unsecured line of credit of up to $250,000 (the “Line of Credit”) of which $100,000 we borrowed on December 20, 2018 and remaining $150,000 we borrowed on January 25, 2019. To set up the Line of Credit, we agreed to a $25,000 setup fee (the “Setup Fee”), which was added to the total amount borrowed under the Line of Credit. The balance borrowed under the Line of Credit as well as the Setup Fee accumulate interest at a rate of 6% per annum and are payable on demand.

In consideration for the Line of Credit, we issued Mr. Jeffs non-transferable share purchase warrants (the “Warrants”) to purchase up to 5,000,000 shares of our common stock exercisable at $0.05 per share and expiring on December 27, 2021. The Warrants vested at a rate of 20 warrants for every $1 drawn on the Line of Credit.

In addition, in recognition of $124,148 previously advanced by Mr. Jeffs, we issued non-transferable share purchase warrants (the “Additional Warrants”) to purchase up to 2,482,960 shares exercisable at $0.05 per share and expiring on December 27, 2021. The Additional Warrants vested at the time of grant. We determined the value of the Warrants and Additional Warrants to be $193,665, which we recorded as part of additional paid-in capital. Since the funds advanced under the Line of Credit were payable on demand, we expensed $193,665 as financing fees immediately upon receipt of advances.

On August 28, 2019, Mr. Jeffs, exercised his warrants to acquire 7,482,960 shares. To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Line of Credit and the notes payable against the purchase price of the shares.

Net Cash Used in Investing Activities

During the year ended May 31, 2020, we used $2,463 to acquire office equipment.

During the year ended May 31, 2019, we spent $1,915 acquiring equipment for the manufacturing of our eBalance® devices.

Going Concern

The notes to our audited consolidated financial statements at May 31, 2020, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at May 31, 2020, we had accumulated a deficit of $8,049,520 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Revenue recognition

Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services. The Company recognizes revenue on the monthly eBalance® treatment packages in the month the packages are provided.

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of revenues.

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

Fair value measurements

The book value of cash, other current assets, accounts payable, accrued liabilities, notes and advances payable, and due to related parties approximate their fair values due to the short-term maturity of those instruments.  The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2020 and 2019.

Stock options and other stock-based compensation

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees are recorded at fair value on the date of the grant. The fair value of all share purchase options is expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. (the "Company") as of May 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, has incurred losses in developing its business and the Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada

September 15, 2020

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2020	May 31, 2019
ASSETS

Current assets
Cash	$45,090	$57,172
Inventory	51,886	73,201
Other current assets	60,367	58,887
Total current assets	157,343	189,260

Equipment	1,836	1,281
Total assets	$159,179	$190,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$908,783	$734,281
Accrued liabilities	34,565	25,635
Due to related parties	233,738	383,688
Notes and advances payable	502,437	511,754
Unearned revenue	-	307,742
Total liabilities	1,679,523	1,963,100

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 55,915,709 and 44,282,749 shares issued and outstanding at May 31, 2020 and 2019, respectively	55,916	44,283
Additional paid-in capital	5,988,153	5,109,866
Obligation to issue shares	80,000	-
Reserves	366,493	14,400
Accumulated deficit	(8,049,520)	(6,956,822)
Accumulated other comprehensive income	38,614	15,714
Total stockholders' deficit	(1,520,344)	(1,772,559)
Total liabilities and stockholders’ deficit	$159,179	$$190,541

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2020	2019

Revenue
Sales	$19,634	$-
Distribution rights	76,190	-
Cost of goods sold	10,236	-
Gross margin	85,588	-

Operating expenses
Amortization	1,846	580
Consulting fees	278,890	262,902
Distribution expenses	53,786	-
General and administrative expenses	396,201	144,819
Research and development costs	393,216	261,907
Total operating expenses	1,123,939	670,208

Other items
Financing costs	-	(219,052)
Gain on forgiveness of debt	68,816	-
Interest	(21,069)	(16,721)
Loss on reacquisition of distribution rights	(102,094)	-
Net loss	(1,092,698)	(905,981)

Unrealized foreign exchange translation gain	22,900	13,175
Comprehensive loss	$(1,069,798)	$(892,806)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	53,477,515	44,282,749

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

			Additional	Obligation			Accumulated Other
	Common Stock		Paid-in	to Issue		Deficit	Comprehensive
	Shares	Amount	Capital	Shares	Reserves	Accumulated	Income	Total

Balance - May 31, 2018	44,282,749	44,283	4,916,201	-	14,400	(6,050,841)	2,539	(1,073,418)

Warrants issued for debt	-	-	193,665	-	-	-	-	193,665
Net loss for the year ended May 31, 2019	-	-	-	-	-	(905,981)	-	(905,981)
Translation to reporting currency	-	-	-	-	-	-	13,175	13,175

Balance - May 31, 2019	44,282,749	$44,283	$5,109,866	-	$14,400	$(6,956,822)	$15,714	$(1,772,559)

Shares issued for cash	4,050,000	4,050	481,950	-	-	-	-	486,000
Shares issued on exercise of warrants	7,482,960	7,483	366,665	-	-	-	-	374,148
Shares issued for services	100,000	100	21,900	-	-	-	-	22,000
Obligation to issue shares	-	-	-	80,000	-	-		80,000
Warrants issued on reacquisition of distribution rights	-	-	-	-	352,093	-	-	352,093
Cash received from short sell fees	-	-	7,772	-	-	-	-	7,772
Net loss for the year ended May 31, 2020	-	-	-	-	-	(1,092,698)	-	(1,092,698)
Translation to reporting currency	-	-	-	-	-	-	22,900	22,900

Balance - May 31, 2020	55,915,709	$55,916	$5,988,153	80,000	$366,493	$(8,049,520)	$38,614	$(1,520,344)

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year ended May 31,
	2020	2019

Cash flows used in operating activities
Net loss	$(1,092,698)	$(905,981)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	21,069	16,721
Amortization	1,846	580
Loss on reacquisition of distribution rights	102,094	-
Financing fees - non-cash	-	219,052
Investor relation fees - non-cash	3,667	-
Unrealized foreign exchange	20,183	5,374
Changes in operating assets and liabilities
Inventory	20,503	(64,311)
Other current assets	16,152	(33,173)
Accounts payable	46,574	141,585
Accrued liabilities	9,188	5,035
Unearned revenue	(57,904)	256,806
Due to related parties	(16,518)	50,770
Net cash flows used in operating activities	(925,844)	(307,542)

Cash flows used in investing activities
Acquisition of equipment	(2,463)	(1,915)
Net cash used in investing activities	(2,463)	(1,915)

Cash flows provided by financing activities
Advances payable	15,000	62,121
Proceeds from notes payable	327,650	297,004
Proceeds from units	486,000	-
Proceeds from subscription to shares	80,000	-
Cash received from short sell fees	7,772	-
Net cash provided by financing activities	916,422	359,125

Effects of foreign currency exchange on cash	(197)	(696)
Increase (decrease) in cash	(12,082)	48,972
Cash, beginning	57,172	8,200
Cash, ending	$45,090	$57,172

Non-cash financing transactions:
Exercise of warrants for debt	$374,148	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2020

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2020, the Company has not achieved profitable operations and has accumulated a deficit of $8,049,520. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are presented in US dollars.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Cell MedX Canada. On consolidation, all intercompany balances and transactions are eliminated.

Accounting estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of stock-based compensation, fair value of financial instruments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Revenue recognition

Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services. The Company recognizes revenue on the monthly eBalance® treatment packages in the month the packages are provided.

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of revenues.

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

Fair value measurements

The book value of cash, other current assets, accounts payable, accrued liabilities, notes and advances payable, and due to related parties approximate their fair values due to the short-term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2020 and 2019.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 9) at May 31, 2020 and 2019:

	May 31, 2020	May 31, 2019
Due to the Chief Executive Officer (“CEO”)	$103,200	$75,600
Due to the Chief Financial Officer (“CFO”)	9,533	33,507
Due to the Vice President (“VP”), Technology and Operations	34,219	54,999
Due to the former Chief Medical Officer(1)	n/a	81,059
Due to the former CEO and director (1)	n/a	51,746
Due to the former VP, Corporate Strategy and 10% shareholder	86,786	86,777
Due to related parties	$233,738	$383,688

(1)The amounts due to former CEO and former Chief Medical Officer have been reclassified to accounts payable, as both persons were not related to the Company as at May 31, 2020.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the years ended May 31, 2020 and 2019, the Company had the following transactions with related parties:

	May 31, 2020	May 31, 2019
Management fees to the CEO	$27,600	$43,200
Management fees to the CFO	12,000	12,000
Consulting fees to the VP, Technology and Operations	45,291	49,336
Interest accrued on loans from a major shareholder (Note 9)	8,423	15,312
Financing expenses to the Company’s major shareholder	-	233,978
Total transactions with related parties	$93,314	$353,826

NOTE 4 - INVENTORY

As at May 31, 2020, the inventory consisted of eBalance® devices and accessories held for sale valued at $29,405 (May 31, 2019 - $24,505) and work in progress, that included unfinished eBalance® devices and supplies required for manufacturing valued at $22,481 (May 31, 2019 - $48,696).

The cost of eBalance® devices used for further research and development and for in-house observational trials is recognized as part of research and development expense. During the year ended May 31, 2020, the Company recognized $3,897 as the cost of eBalance® devices used in research and development. The cost of eBalance® devices used in marketing and advertising is recognized as part of general and administrative expenses. During the year ended May 31, 2020, the Company recognized $12,266 as the cost of eBalance® devices used for marketing and advertising purposes.

NOTE 5 - OTHER CURRENT ASSETS

As at May 31, 2020, other current assets consisted of $44,021 in prepaid expenses (May 31, 2019 - $50,331) and $16,346 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2019 - $8,556).

NOTE 6 - EQUIPMENT

Changes in the net book value of the equipment at May 31, 2020 and 2019 are as follows:

	May 31, 2020	May 31, 2019
Book value, beginning of the year	$1,281	$-
Changes during the period	2,463	1,915
Amortization	(1,846)	(580)
Foreign exchange	(62)	(54)
Book value, end of the year	$1,836	$1,281

NOTE 7 - UNEARNED REVENUE

Changes to the unearned revenue as at May 31, 2020 and 2019:

	May 31, 2020	May 31, 2019
Unearned revenue, beginning of the year	$307,742	$51,585
Deposits on distribution rights	25,000	250,000
Security deposits received from/(refunded to) customers	(2,269)	6,806
Security deposits recognized in sales	(4,537)	-
Non-refundable deposit on distribution rights	(25,000)	-
Reacquisition of distribution rights	(250,000)	-
Non-refundable deposits	(51,190)	-
Foreign exchange	254	(649)
Unearned revenue, end of the year	$-	$307,742

During the year ended May 31, 2020, the Company entered into a letter of intent for the wholesale distribution rights to all Mainland China, not including Hong Kong (the “LOI”). As part of the LOI, the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000, which was amortized over the full length of the LOI. As at May 31, 2020, the LOI has expired, and the Company recorded $25,000 as revenue from distribution rights.

On January 29, 2020, the Company entered into a buyback agreement (the “Buyback Agreement’) with its distributor operating under the distribution rights agreement dated March 21, 2019 (the “Underlying Agreement”). Pursuant to the Buyback Agreement, the Company agreed to reacquire the exclusive distribution rights granted under the Underlying Agreement in exchange for a royalty on all sales of the eBalance® device up to an aggregate $507,500, and warrants to acquire up to 2,000,000 shares of the Company’s common stock (the “Warrants”) as follows:

•A warrant to acquire up to 1,000,000 shares exercisable at $0.50 per share expiring on March 12, 2023

•A warrant to acquire up to 1,000,000 shares exercisable at $1.00 per share expiring on March 12, 2023

Both Warrants are subject to acceleration clauses whereby the expiry date of the $0.50-warrant can be accelerated in case where the weighted average closing price (the “WAP”) of the Company’s common shares over any 30-trading-day period is equal to or greater than $1.00 per share; the $1.00-warrant may be accelerated when WAP is equal to or greater than $1.75 per share (Note 10).

The Warrants were valued at $352,094 and were recorded as part of reserves. The fair value of the Warrants was valued using the Black-Scholes Option pricing model using the following assumptions:

January 29, 2020
Expected Warrant Life	5 years
Risk-Free Interest Rate	1.39%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	177%

The transaction resulted in a loss on reacquisition of the distribution rights of $102,094 which was calculated as follows:

January 29, 2020
Non-refundable deposit on distribution rights	$250,000
Less: Fair market value of warrants	352,094
Loss on reacquisition of the distribution rights	$(102,094)

On May 31, 2020, the Company took into income the deferred revenue associated with non-refundable deposits the Company received during its Fiscal 2017 year. As at May 31, 2020, the deemed right to return the devices, which the Company provided as part of its efforts to secure various distribution channels for its eBalance® devices and gather information for its in-house observational studies, expired. Therefore, the non-refundable deposits were recorded as part of revenue from distribution rights.

NOTE 8 - REVENUE

During the year ended May 31, 2020, the Company’s revenue consisted of sales of its eBalance® devices, and monthly subscriptions to eBalance® microcurrent treatments, in addition the Company also generated revenue through entering into a LOI to sell the rights to the wholesale distribution of eBalance® devices. Following are the details of revenue and associated costs:

Year ended May 31, 2020
Sales of eBalance® devices	$19,634
Cost of eBalance® devices	(7,993)
Royalty payable	(2,243)
Distribution rights (Note 7)	76,190
Gross margin	$85,588

NOTE 9 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at May 31, 2020 and 2019:

As at May 31, 2020
Principal Outstanding	Interest Rate per Annum		Accrued Interest(6)	Total Book Value
$327,650	6%	Convertible(1)	$10,731	$338,381
28,630	6%	Non-convertible(2)	3,464	32,094
6,625	6%	Related party(3)	308	6,933
35,606	6%	Related party(4)	1,654	37,260
87,769	0%	Advances(5)	-	87,769
$486,280			$16,157	$502,437

As at May 31, 2019
Principal Outstanding	Interest Rate per Annum		Accrued Interest(6)	Total Book Value
$29,065	6%	Non-convertible(2)	$1,613	$30,678
114,027	0%-12%	Related party(3)	12,533	126,560
275,000	6%	Related party(4)	6,468	281,468
73,048	0%	Advances(5)	-	73,048
$491,140			$20,614	$511,754

(1) Convertible Loans Payable

During the year ended May 31, 2020, in order to support its daily operations and to secure required working capital, the Company entered into several short-term convertible loan agreements with two lenders for a total of $327,650 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly.  Pursuant to the loan agreements, the lenders may convert any portion of principal and/or interest accrued thereon (the “Convertible Amount”) into restricted units of common stock in the capital of the Company on the terms and at a conversion price of the then-current private placement offering. The conversion rights were assessed to have $Nil value.

As at May 31, 2020, the Company owed a total of $338,381 (2019 - $Nil) under the convertible loan agreements and recorded $10,731 in interest on these loans (2019 - $Nil).

(2) Non-convertible Loans Payable

As at May 31, 2020, the Company owed a total of $32,094 (2019 - $30,678) under two unsecured loan agreements which bear interest at 6% per annum compounded monthly, and are payable on demand. During the year ended May 31, 2020, the Company recorded $1,912 in interest on these loans (2019 - $1,409).

(3) Related Party Loans Payable

On August 28, 2019, Mr. Jeffs, the Company’s major shareholder, exercised 2,482,960 warrants to acquire 2,482,960 shares the Company granted in consideration for the funds Mr. Jeffs advanced to the Company during its fiscal 2019 and 2018 years.  To exercise the warrants, Mr. Jeffs chose to apply $124,148, the Company owed under the demand notes payable against the purchase price of the shares (Note 10). The exercise price was first applied to $15,051 (CAD$20,019) in interest accrued on the notes payable, with the remaining $109,097 (CAD$145,110) applied to the principal. The shares were issued on September 9, 2019. As at May 31, 2020, the Company owed Mr. Jeffs $6,933 under the remaining note payable (2019 - $126,560), which continues to accumulate interest at 6% per annum compounded monthly.

During the year ended May 31, 2020, the Company recorded $2,634 in interest on the loans with Mr. Jeffs. (2019 - $8,845).

(4) Unsecured Line of Credit with Related Party

On December 27, 2018, the Company entered into an agreement with Mr. Jeffs for an unsecured line of credit of up to $250,000 (the “Credit Line”). The funds advanced under the Credit Line accumulate interest at a rate of 6% per annum compounded monthly and are payable on demand. The Company agreed to pay Credit Line set-up fee of $25,000, which was added to the principal and accrues interest at 6% per annum compounded monthly and is payable concurrently with a demand to repay the Credit Line.

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

The Warrants and the Additional Warrants were determined to be detachable from the debt instrument, as the debt instrument did not have to be surrendered to exercise the Warrants. The Company allocated the Proceeds from the credit line proportionally based on the relative fair value of the Credit Line without the Warrants and of the Warrants themselves. The portion of the proceeds allocated to the Warrants was $193,665 and was recorded to additional paid-in capital, and, since the Credit Line was due on demand, the Company expensed $193,665 immediately upon receipt of advances.

Fair value of Warrants was valued using the Black-Scholes Option pricing model using the following assumptions.

December 27, 2018
Expected Warrant Life	2.92 - 3 years
Risk-Free Interest Rate	2.5 - 2.58%
Expected Dividend Yield	Nil
Expected Stock Price Volatility	161.1% - 161.2%

On August 28, 2019, Mr. Jeffs exercised 5,000,000 warrants to acquire 5,000,000 shares of the Company granted to Mr. Jeffs in consideration for the Credit Line. To exercise the warrants, Mr. Jeffs chose to apply $250,000, the Company owed under the Credit Line against the purchase price of the shares (Note 10). The exercise price was first applied to $10,606 in interest accrued on the balance due under the Credit Line, $25,000 was applied towards the Credit Line set-up fee, and the remaining $214,394 was applied to the principal. The shares were issued on September 9, 2019. As at May 31, 2020, the Company owed Mr. Jeffs $37,260 under the Credit Line (2019 - $281,468), which continues to accumulate interest at 6% per annum compounded monthly.

During the year ended May 31, 2020, the Company recorded $5,793 in interest on principal outstanding under the Credit Line (2019 - $6,468).

(5) Advances Payable

During the year ended May 31, 2020, the Company borrowed $15,000 (2019 - $62,121) from unrelated parties. The advances are non-interest bearing, unsecured, and payable on demand. As at May 31, 2020, a total of $87,769 (2019 - $73,048) was due and payable on account of the advances.

(6) Interest Expense

During the year ended May 31, 2020, the Company recorded a total of $21,069 (2019 - $16,721) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 10 - SHARE CAPITAL

On June 24, 2019, the Company issued 3,950,000 units for total gross proceeds of $474,000, and on July 22, 2019, the Company issued 100,000 units for total gross proceeds of $12,000. Each unit consisted of one common share of the Company and one share purchase warrant (the “2019 Warrant”) expiring on the second-year anniversary of the date of issuance of the 2019 Warrant. Each 2019 Warrant is exercisable into one share of the Company’s common stock at $0.20 per share.

On September 9, 2019, the Company issued 7,482,960 common shares of the Company on exercise of 7,482,960 warrants the Company granted to Mr. Jeffs in consideration for the Credit Line and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements (Note 9). To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Credit Line and notes payable against the purchase price of the shares.

On April 2, 2020, the Company entered into a 12-month consulting agreement for strategic business advisory services (the “Agreement”), which commenced on April 1, 2020. As part of the Agreement the Company issued to the consultant 100,000 common shares of the Company valued at $22,000, based on the fair market value of the Company’s shares on the date of the Agreement. As at May 31, 2020, $18,333 were set up as prepaid expenses.

At May 31, 2020, the Company received a total of $80,000 in subscriptions to 320,000 units of its common stock. Each subscribed unit consisted of one common share of the Company and one share purchase warrant (the “2020 Warrant”) expiring on the second year anniversary of the date of issuance of the 2020 Warrant. Each 2020 Warrant is exercisable into one share of the Company’s common stock at $0.35 per share during the first six months from the date of closing of the offering, and at $0.50 per share during the remaining life of the 2020 Warrant. The units were issued subsequent to May 31, 2020 (Note 12).

Options

The changes in the number of stock options outstanding during the years ended May 31, 2020 and 2019 are as follows:

	Year ended May 31, 2020			Year ended May 31, 2019
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	7,050,000		$0.24	9,450,000	$0.35
Options cancelled	-	$	n/a	(2,400,000)	$0.67
Options outstanding, ending	7,050,000		$0.24	7,050,000	$0.24

Details of options outstanding and exercisable as at May 31, 2020, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
2,500,000(1)	$0.05	November 25, 2014	August 26, 2020
2,500,000(2)	$0.35	August 5, 2015	August 5, 2020
2,050,000	$0.35	August 24, 2017	August 23, 2022
7,050,000	$0.24

(1)Of these options on August 13, 2020, 1,250,000 options were exercised by the former VP, Corporate Strategy and 10% shareholder and 1,234,855 options were exercised by the Company’s VP of Technology. Remaining 15,145 options expired unexercised.

(2)The options were issued to the Company’s CEO, and vested Quarterly beginning on August 5, 2015. Each vested tranche can be exercisable during the period of five years after the vesting date. Subsequent to May 31, 2020, 500,000 options issued to the Company’s CEO expired unexercised.

At May 31, 2020, the weighted average remaining contractual life of the stock options outstanding was 0.95 years.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2020, and 2019, are as follows:

	Year ended May 31, 2020	Year ended May 31, 2019
Warrants outstanding, beginning	20,297,565	12,814,605
Warrants issued	6,050,000	7,482,960
Warrants exercised	(7,482,960)	-
Warrants outstanding, ending	18,864,605	20,297,565

Details of warrants outstanding as at May 31, 2019, are as follows:

Number of warrants exercisable	Grant date	Exercise price
2,000,000	March 3, 2016	$0.75 during the period from March 3, 2020 to March 3, 2021
9,094,605	October 12, 2016	$1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021
1,480,000	October 12, 2017	$1.50 during the period from October 12, 2019 to October 12, 2020
240,000	February 7, 2018	$1.50 expiring on February 7, 2021
3,950,000	June 24, 2019	$0.20 expiring on June 24, 2021
100,000	July 22, 2019	$0.20 expiring on July 22, 2021
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
18,864,605

At May 31, 2020, the weighted average life and exercise price of the warrants was 1.30 years and $0.94, respectively.

On January 29, 2020, as part of the Buyback Agreement, the Company issued to its distributor 2,000,000 warrants (the “Warrants”) (Note 7). The Warrants were valued at $352,094 and were recorded as part of reserves (Note 7).

Recovery of Short-Swing Profits

Effective May 6, 2020, the Company received $7,772 related to the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended.

NOTE 11 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2020	May 31, 2019
Net loss	$(1,092,697)	$(905,981)
Statutory tax rate	21%	21%
Expected income tax recovery	(229,466)	(190,256)
Permanent differences and other	(11,534)	27,256
Effect of foreign exchange	(4,000)	-
Change in valuation allowance	245,000	163,000
Income tax recovery	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2020	May 31, 2019
Deferred income tax assets (liabilities)
Losses carried forward	$1,206,000	$961,000
Equipment	72,000	72,000
Less: Valuation allowance	(1,278,000)	(1,033,000)
Net deferred income tax assets	$-	$-

At May 31, 2020 and 2019, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

As at May 31, 2020, the Company had net operating loss carry forwards in the United States of approximately $4,496,000 (2019 - $4,043,000) to reduce future federal and state taxable income. These losses may be carried forward indefinitely.

As at May 31, 2020, the Company also had non-capital loss carry forwards of approximately $969,000 (2019 - $432,000) to reduce future Canadian taxable income. These losses expire in 2038 and 2039.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to May 31, 2020, the Company entered into a loan agreement for $14,744 (CAD$20,000). The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable from the first proceeds of warrants that may be exercised subsequent to the money being lent under the loan agreement or on July 9, 2021, whichever comes first.

Subsequent to May 31, 2020, the Company entered into a loan agreement for $65,000. The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand.

Subsequent to May 31, 2020,The Company issued 988,000, units of its common stock for gross proceeds of $247,000, of which $80,000 were received as at May 31, 2020. Each unit consisted of one common share of the Company and one warrant allowing its holder to acquire on additional common share at $0.35 until January 30, 2021, and at $0.50 per share from January 30, 2021 to July 30, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

Our management team is listed below:

Name	Age	Positions
Frank McEnulty	63	Chief Executive Officer, Director, and former President
Yanika Silina	42	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Joao (John) da Costa	56	Chief Operating Officer, Director
Bradley Hargreaves	61	Vice President, Technology and Operations and Director
George Adams	69	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors:

Mr. McEnulty has served as a director of our Company since March 6, 2014, and as our Chief Executive Officer and President from March 6, 2014 until December 1, 2017. Mr. McEnulty was reappointed our CEO on September 12, 2018. Prior to closing our acquisition of the eBalance® Technology, on November 25, 2015, Mr. McEnulty also served as our Chief Financial Officer, Treasurer and Secretary. Mr. McEnulty is an experienced executive with an extensive background in finance and accounting. In addition to his entrepreneurial activities, Mr. McEnulty teaches Finance and Management at California State University, Long Beach. Since 1996, Mr. McEnulty has been the President and CEO of Meghan Matthews, Inc., a private investment company. Since 2004, Mr. McEnulty has also been a member of the board and compensation committee for Ojai Oil Company. Ojai Oil Company currently trades on the OTC Pink marketplace. Since September 2014 until January 2015 Mr. McEnulty has been the director of Madison Technologies, Inc. From 1989 through 1995, Mr. McEnulty was the Chief Operating Officer and Vice President of Finance for Tri-Five Property Management, a foreign owned real estate investment company. Mr. McEnulty received a Masters of Business Administration from the University of Southern California and a Bachelor of Science from California State University, Long Beach.

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014, and as director since September 26, 2016. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO of Stuhini Exploration Ltd. (TSX.V: STU), and a director of Kesselrun Resources Ltd. (TSX.V: KES). Ms. Silina has previously held various management positions with other public companies listed on OTC Link alternative trading system and Canadian Securities Exchange.

Mr. da Costa has served as the Company’s Chief Operating Officer and director since June 8, 2020. Mr. da Costa has more than twenty-five years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and President of Da Costa Management Corp. (DCM), a company that has provided management and accounting services to public and private companies since August 2003. Since 2002, Mr. da Costa has been the CFO, and a member of the Board of Directors of Triton Emission Solutions Inc., a company reporting under the United States Securities Exchange Act of 1934 (the "Exchange Act"). In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., a company reporting under the Exchange Act and engaged in the business of acquiring and exploring mineral claims. Mr. da Costa also currently serves as the CFO and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange, and as a director of Live Current Media, Inc., a company reporting under the Exchange Act.

Mr. Hargreaves’ background is in engineering, with two operations journeyman tickets and four-year operations certification from Shell Canada. During the past nine years Mr. Hargreaves has researched the eBalance® Technology and designed and improved treatment protocols for the treatment of disabilities and related ailments. Mr. Hargreaves provides his expertise and technical support to our research and development team and oversees the continuous development of the project from an engineering perspective.  Mr. Hargreaves has been the director of operations and principal of XC Velle Institute Inc., a privately held technology and spa company, since 2009.  From approximately 2002 to 2009, Mr. Hargreaves worked operations for a privately held spa company that at one point employed up to 15 employees.

Dr. Adams has served as a director of our Company since March 23, 2018. Dr. Adams brings with him a wealth of expertise in successfully developing and bringing medical devices to global markets. Dr. Adams is currently a Director and Chief Executive Officer of VentriPoint Diagnostics Ltd. (TSXV:VPT). Dr. Adams is a scientist and a serial entrepreneur with extensive public market experience. His previous positions include CEO of Amorfix Life Sciences (TSX:AMF), Chairman of Sernova Corp (TSXV:SVA) and President and CEO of the UT Innovations Foundation. Prior to this, Dr. Adams held research and executive positions with Boston Scientific Inc., Pfizer Inc., Corvita Canada Inc., University of Ottawa, and Canadian Red Cross.

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

Family Relationships

There are no family relationships between our executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of Cell MedX’s directors or officers has been:

•a person against whom a bankruptcy petition was filed;

•a general partner or executive officer of any partnership, corporation, or business association against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

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

•the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended May 31, 2020, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Richard Jeffs, major shareholder	3(1)	3	nil

(1)Mr. Jeffs was late filing reports on Form 4 reflecting open market transactions that took place on July 29, 2019, April 8, 2020, April 13, 2020, and April 21, 2020.

Nomination Procedure for Directors

We do not have a standing nominating committee. Recommendations for candidates to stand for election as directors are made by our Board of Directors. In carrying out their responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, Cell MedX Corp., 123 W. Nye Ln, Suite 446, Carson City, NV 89706.

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

As of May 31, 2020, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Frank McEnulty CEO and former President	2020	27,600(1)	Nil	Nil	Nil	Nil	Nil	Nil	27,600
	2019	43,200(1)	Nil	Nil	Nil	Nil	Nil	Nil	43,200

Yanika Silina CFO	2020	12,000(2)	Nil	Nil	Nil	Nil	Nil	Nil	12,000
	2019	12,000(2)	Nil	Nil	Nil	Nil	Nil	Nil	12,000

Bradley Hargreaves Vice President, Technology and Operations	2020	45,291(3)	Nil	Nil	Nil	Nil	Nil	Nil	45,291
	2019	49,336(3)	Nil	Nil	Nil	Nil	Nil	Nil	49,336

(1)We do not have a written compensation agreement with Mr. McEnulty. Mr. McEnulty is being compensated for management services based on a verbal agreement between us and Mr. McEnulty who invoices us for his services on a quarterly basis. On December 1, 2019, Mr. McEnulty agreed to reduce his management fee from $3,600 per month to $1,000 per month.

(2)We do not have a written compensation agreement with Ms. Silina. Ms. Silina is being compensated for management services based on a verbal agreement between us and Ms. Silina who invoices us for her services at a monthly rate of $1,000.

(3)Represents amounts paid or accrued to Mr. Hargreaves for consulting services pursuant to the verbal agreement between the Company and Mr. Hargreaves, who agreed to a consulting fee of CAD$5,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning stock awards for each of our named executive officer, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of May 31, 2020.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date

Frank McEnulty	500,000(1)	-	$0.35	Aug. 5, 2015	Aug. 5, 2020
Chief Executive Officer	500,000	-	$0.35	Oct. 1, 2015	Oct. 1, 2020
	500,000	-	$0.35	Jan. 1, 2016	Jan. 1, 2021
	500,000	-	$0.35	Apr. 1, 2016	Apr. 1, 2021
	500,000	-	$0.35	Jul. 31, 2016	Jul. 31, 2021

Yanika Silina	300,000	-	$0.35	Aug. 24, 2017	Aug. 23, 2022
Chief Financial Officer

Bradley Hargreaves	1,250,000(2)	-	$0.05	Aug. 26, 2015	Aug. 26, 2020
Vice President, Technology and Operations

(1)These options expired unexercised.

(2)On August 13, 2020, Mr. Hargreaves exercised his option to acquire shares of the Company’s common stock and acquired 1,234,855 shares for total proceeds to the Company of $61,743. Remaining 15,145 common shares available under the option expired unexercised.

Executive Officer Employment / Consulting Agreements

We do not have employment, consulting, or other compensating plans or arrangements, between us and any one of our named executive officers. There are also no arrangements which provide for specific compensation in the event of resignation, retirement, other form of termination, or from a change of control of Cell MedX, or from a change in a named executive officer’s responsibilities following a change in control.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our May 31, 2020, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our May 31, 2020 fiscal year is set out in the tables above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams	2020	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of September 15, 2020, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of September 15, 2020, there were 59,388,564 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	13,252,028(1)	21.59%
Common Stock	Jean Arnett 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000	10.52%
Common Stock	Brad Hargreaves 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,234,855	10.50%
Common Stock	Susan Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	5,233,334(2)	8.45%
Common Stock	City Group LLC 1201 Orange Street Suite 600 Wilmington, DE 19801	3,797,294(3)	6.20%
Common Stock	Tradex Capital Corp 1177 W. Hastings Street Suite 2288 Vancouver, BC V6E 2K3	3,511,576(4)	5.77%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Frank McEnulty Chief Executive Officer and Director 123 W. Nye Ln, Suite 446 Carson City, NV 89706	2,561,016(5)	4.17%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary and Director 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	350,000(6)	0.59%
Common Stock	Brad Hargreaves Vice President, Technology and Operations and Director 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,234,855	10.50%
Common Stock	Joao (John) da Costa 820 – 1130 West Pender Street Vancouver, BC V6E 4A4	3,030,000(7)	4.98%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil
Common Stock	Directors and Executive Officers (as a group)	12,175,871	20.23%

(1)13,252,028 shares listed as being held by Mr. Jeffs include warrants to purchase up to 2,000,000 shares of our common stock exercisable at a price of $0.75 per share expiring on March 3, 2021.

(2)5,233,334 shares listed as being held by Mrs. Jeffs include warrants to purchase up to 666,667 shares of our common stock exercisable at a price of $1.25 per share if exercised no later than on October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021, and warrants to purchase up to 1,875,000 common shares at a price of $0.20 per share expiring on June 24, 2021.

(3)3,797,294 shares listed as being held by City Group LLC include warrants to purchase up to 1,898,647 shares of our common stock at an exercise price of $1.25 per share if exercised no later than on October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021.

(4)3,511,576 shares listed as being held by Tradex Capital Corp. include warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.25 per share if exercised no later than on October 12, 2020, and $1.50 if exercised during the period from October 12, 2020 to October 12, 2021.

(5)of 2,561,016 shares listed as being held by Mr. McEnulty, 40,000 shares and 40,000 warrants are issued in the name of the McEnulty Family Revocable Living Trust managed by Mr. McEnulty; the warrants expire on July 30, 2022, and can be exercised at $0.35 until January 30, 2021, and at $0.50 if exercised between January 30, 2021 and July 30, 2022. In addition, Mr. McEnulty holds an option to acquire up to 2,000,000 shares of our common stock at a price of $0.35 per share, the options vested in tranches of 500,000 shares and expire on October 1, 2020, January 1, 2021, March 1, 2021, and July 1, 2021 in tranches of 500,000 shares.

(6)350,000 shares listed as being held by Ms. Silina include options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share.

(7)3,030,000 shares listed as being held my Mr. da Costa include options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.35 per share which were granted to Da Costa Management Corp., the Company Mr. da Costa is the President and sole director of.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of May 31, 2020, our most recent fiscal year end:

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

(1)At May 31, 2020 we had the following individual compensation arrangements under which we issued options to purchase shares of our common stock:

•On November 24, 2014, we granted to Ms. Arnett and Mr. Hargreaves options to purchase up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an exercise price of $0.05 per share. On September 26, 2016, pursuant to our letter agreement with Ms. Arnett and Mr. Hargreaves, we canceled 17,500,000 common shares of the Company (8,750,000 shares, each), which at the time have not vested; remaining options to acquire up to 2,500,000 shares (1,250,000 shares, each) were exercisable at $0.05 per share and expiring on August 26, 2020. Mr. Arnett and Mr. Hargreaves exercised their options on August 13, 2020. Ms. Arnett exercised her option in full, Mr. Hargreaves acquired 1,234,855 shares and allowed remaining 15,145 to expire.

•On August 5, 2015, we granted to Mr. McEnulty non-transferrable options to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.35 per share. These options vested in equal installments of 500,000 shares each, with options for the first 500,000 shares vesting on the grant date. The remaining options vested on October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016, respectively, and expire on the 5th year anniversary of the applicable vesting date, subject to certain early termination provisions, upon death, or if Mr. McEnulty ceases to act for us in any capacity either voluntarily or as a result of termination or removal for cause. As at the date of this Annual Report on Form 10-K, first instalment of 500,000 shares expired unexercised.

•On August 24, 2017, we granted to Ms. Silina non-transferrable options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expire on August 24, 2022.

•On August 24, 2017, we granted to Da Costa Management Corp., an entity owned and operated by Mr. da Costa, non-transferrable options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expire on August 24, 2022.

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

Frank McEnulty

As at May 31, 2020, we were indebted to Mr. McEnulty, our CEO, and a member of our Board of Directors, in the amount of $103,200 on account of unpaid management fees. On July 30, 2020, Mr. McEnulty acquired 40,000 units of our common stock as part of our non-brokered private placement offering. Mr. McEnulty acquired the units in the McEnulty Family Revocable Living Trust managed by Mr. McEnulty.

Yanika Silina

As at May 31, 2020, we were indebted to Ms. Silina, our CFO, Treasurer, Corporate Secretary, and a member of our Board of Directors, in the amount of $9,533 on account of unpaid management fees and reimbursable expenses. On July 1, 2020, we agreed to increase Ms. Silina’s monthly fee to $2,500.

Bradley Hargreaves

As at May 31, 2020, we were indebted to Mr. Hargreaves, our Vice President of Technology and Operations and a member of our Board of Directors, in the amount of $34,219 for unpaid consulting fees and reimbursable expenses.

Jean Arnett

As at May 31, 2020, we were indebted to Ms. Arnett, our former VP, Corporate Strategy and 10% securityholder, in the amount of $86,786 for unpaid consulting fees.

Richard Jeffs

As at May 31, 2020, we were indebted to Mr. Jeffs, our major securityholder, in the amount of $44,193 under the notes payable due on demand and accruing interest at 6% per annum compounded monthly.

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

2020 - $41,000 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2019 - $35,000 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2020 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2019 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2020 - $6,664 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2019 - $804 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2019 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2018 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

We do not have a separately standing audit committee.  As such, our entire board of directors acts as our audit committee. Our Board of Directors annually reviews the qualifications of our principal accountant and approves their engagement as our principal accountant prior to their engagement.  All of the non-audit services provided by our principal accountant were either pre-approved by our Board of Directors prior to engagement of the principal accountant for those services, or were approved by our Board of Directors prior to completion of their audit of our annual financial statements

Approval Policies and Procedures

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

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.(10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	eBalance® Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi.(12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp.(14)
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp.(15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs.(16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)

Exhibit
Number	Description of Document
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs.(16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp.(17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance® dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)
10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.47	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.
10.48	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.

Exhibit
Number	Description of Document
10.49	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018.
10.50	Loan Agreement and Note Payable dated September 13, 2018, among Cell MedX Corp., and Tradex Capital Corp. (23)
10.51	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(24)
10.52	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (25)
10.53	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (26)
10.54	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)
10.55	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(26)
10.56	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)
10.57	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(26)
10.58	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (26)
10.59	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)
10.60	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (28)
10.61	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.62	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.63	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.64	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(27)
10.65	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.66	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.67	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.68	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited
10.69	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs.
10.70	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.
14.1	Code of Ethics(3)

21.1	List of Significant Subsidiaries

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the years ended May 31, 2020 and 2019 formatted in XBRL (extensible Business Reporting Language):
(1) Consolidated Balance Sheets at May 31, 2020 and 2019.
(2) Consolidated Statements of Operations for the years ended May 31, 2020 and 2019.
(3) Consolidated Statement of Stockholders’ Deficit as at May 31, 2020.
(4) Consolidated Statements of Cash Flows for the years ended May 31, 2020 and 2019.

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

(24)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2018

(25)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019

(26)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2020

(27)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020

(28)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2020

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

CELL MEDX CORP.

Date: September 15, 2020	By:	/s/ Frank E. McEnulty
	Name:	Frank E. McEnulty
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: September 15, 2020	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Frank E. McEnulty Frank McEnulty	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	September 15, 2020

/s/ Yanika Silina Yanika Silina	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer and Member of the Board of Directors	September 15, 2020

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Operating Officer and Member of the Board of Directors	September 15, 2020

/s/ Bradley Hargreaves Bradley Hargreaves	Vice President, Technology and Operations and Member of the Board of Directors	September 15, 2020

/s/ George Adams George Adams	Member of the Board of Directors	September 15, 2020