Form 10-Q
period 2020-08-31
Cell MedX Corp.
filed 2020-10-15
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2020

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 15, 2020 was 59,388,564.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated interim financial statements of Cell MedX Corp. as at August 31, 2020, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended August 31, 2020, are not necessarily indicative of the results that can be expected for the year ending May 31, 2021.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	August 31, 2020	May 31, 2020

ASSETS

Current assets
Cash	$120,474	$45,090
Inventory	54,464	51,886
Other current assets	60,887	60,367
Total current assets	235,825	157,343

Equipment	2,763	1,836
Total assets	$238,588	$159,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$392,434	$908,783
Accrued liabilities	30,350	34,565
Due to related parties	711,094	233,738
Notes and advances payable	591,895	502,437
Total liabilities	1,725,773	1,679,523

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 59,388,564 and 55,915,709 shares issued and outstanding at August 31, 2020 and at May 31, 2020, respectively	59,389	55,916
Additional paid-in capital	6,355,923	5,988,153
Obligation to issue shares	-	80,000
Reserves	366,493	366,493
Accumulated deficit	(8,250,722)	(8,049,520)
Accumulated other comprehensive income (loss)	(18,268)	38,614
Total stockholders' deficit	(1,487,185)	(1,520,344)
Total liabilities and stockholders’ deficit	$238,588	$159,179

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended August 31,
	2020	2019

Revenue
Sales	$1,467	$11,343
Distribution rights	-	8,958
Cost of goods sold	369	5,375
Gross margin	1,098	14,926

Operating expenses
Amortization	736	268
Consulting fees	76,940	89,271
Distribution expenses	261	16,447
General and administrative expenses	32,780	86,562
Research and development costs	85,137	60,713
Total operating expenses	195,854	253,261

Other items
Interest	(6,446)	(6,952)

Net loss	(201,202)	(245,287)

Foreign currency translation loss	(56,882)	(6,941)
Comprehensive loss	$(258,084)	$(252,228)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	56,734,789	47,245,792

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Obligation	Additional			Accumulated Other
	Common Stock		to Issue	Paid-in		Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Reserves	Accumulated	Income (Loss)	Total

Balance - May 31, 2019	44,282,749	$44,283	$-	$5,109,866	$14,400	$(6,956,822)	$15,714	$(1,772,559)

Shares issued for cash	4,050,000	4,050	-	481,950	-	-	-	486,000
Shares issued on exercise of warrants	-	-	374,148	-	-	-	-	374,148
Net loss for the three months ended August 31, 2019	-	-	-	-	-	(245,287)	-	(245,287)
Translation to reporting currency	-	-	-	-	-	-	(6,941)	(6,941)

Balance - August 31, 2019	48,332,749	$48,333	$374,148	$5,591,816	$14,400	$(7,202,109)	$8,773	$(1,164,639)

Balance - May 31, 2020	55,915,709	$55,916	$80,000	$5,988,153	$366,493	$(8,049,520)	$38,614	$(1,520,344)

Shares issued for cash	988,000	988	(80,000)	246,012	-	-	-	167,000
Shares issued on exercise of options	2,484,855	2,485	-	121,758	-	-	-	124,243
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(201,202)	-	(201,202)
Translation to reporting currency	-	-	-	-	-	-	(56,882)	(56,882)

Balance - August 31, 2020	59,388,564	$59,389	$-	$6,355,923	$366,493	$(8,250,722)	$(18,268)	$(1,487,185)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended August 31,
	2020	2019

Cash flows used in operating activities
Net loss	$(201,202)	$(245,287)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	6,446	6,952
Amortization	736	268
Unrealized foreign exchange	(43,477)	(2,905)
Non-cash IR fees	5,500	-
Changes in operating assets and liabilities
Inventory	375	4,215
Other current assets	(4,293)	33,295
Accounts payable	38,831	(3,617)
Accrued liabilities	(4,456)	7,400
Unearned revenue	-	9,236
Due to related parties	31,911	(13,239)
Net cash used in operating activities	(169,629)	(203,682)

Cash flows used in investing activities
Acquisition of equipment	(1,574)	(2,463)
Net cash used in investing activities	(1,574)	(2,463)

Cash flows from financing activities
Advances payable	-	15,000
Proceeds from notes payable	79,773	-
Proceeds from subscription to shares	167,000	486,000
Net cash provided by financing activities	246,773	501,000

Effects of foreign currency exchange on cash	(186)	644
Increase in cash	75,384	295,499
Cash, beginning	45,090	57,172
Cash, ending	$120,474	$$352,671

Non-cash financing transactions:
Exercise of warrants for debt	$-	$374,148
Exercise of options for debt	$124,243	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2020, are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

Going concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2020, the Company has not achieved profitable operations and has accumulated a deficit of $8,250,722. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 7) at August 31, 2020, and at May 31, 2020:

	August 31, 2020	May 31, 2020
Due to the Chief Executive Officer (“CEO”)	$106,200	$103,200
Due to the Chief Financial Officer (“CFO”)	7,069	9,533
Due to/(from) the Vice President (“VP”), Technology and Operations	(3,228)	34,219
Due to a company controlled by the Chief Operating Officer (“COO”)(1)	598,817	n/a
Due to a company controlled by the COO and major shareholder (1)	2,236	n/a
Due to a 10% shareholder	-	86,786
Due to related parties	$711,094	$233,738

(1)The amounts due to the companies controlled by John da Costa, who was appointed Director and COO on June 8, 2020.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the three-month periods ended August 31, 2020 and 2019, the Company had the following transactions with related parties:

	August 31, 2020	August 31, 2019
Management fees incurred to the CEO	$3,000	$10,800
Management fees incurred to the CFO	6,000	3,000
Consulting fees incurred to the VP, Technology and Operations	10,994	11,271
Consulting fees incurred to the company controlled by the COO	38,423	n/a
Total transactions with related parties	$58,417	$25,071

NOTE 3 - INVENTORY

As at August 31, 2020, the inventory consisted of eBalance® devices and accessories held for sale valued at $30,699 (May 31, 2020 - $29,405) and work in progress, that included unfinished eBalance® devices and supplies required for manufacturing valued at $23,765 (May 31, 2020 - $22,481).

NOTE 4 - OTHER CURRENT ASSETS

As at August 31, 2020, other current assets consisted of $39,966 in prepaid expenses (May 31, 2020 - $44,021) and $20,921 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2020 - $16,346).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at August 31, 2020 and May 31, 2020 are as follows:

	August 31, 2020	May 31, 2020
Book value, beginning of the period	$1,836	$1,281
Changes during the period	1,574	2,463
Amortization	(736)	(1,846)
Foreign exchange	89	(62)
Book value, end of the period	$2,763	$1,836

NOTE 6 - REVENUE

During the three-month period ended August 31, 2020, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments. During the comparative three-month period ended August 31, 2019, the Company’s revenue consisted of sales of its eBalance® devices, and the fees associated with the rights to the wholesale distribution of eBalance® devices pursuant to a letter of intent the Company entered into on June 6, 2019, which granted a potential distributor rights to all Mainland China, not including Hong Kong.  Following are the details of revenue and associated costs:

	Three months ended August 31,
	2020	2019
Sales of eBalance® devices	$-	$11,343
Monthly subscriptions	1,467	-
Cost of eBalance® devices	(347)	(4,052)
Royalty payable	(22)	(1,323)
Distribution rights	-	8,958
Gross margin	$1,098	$14,926

NOTE 7 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at August 31, 2020, and May 31, 2020:

As at August 31, 2020
Principal Outstanding	Interest Rate per Annum		Accrued Interest(6)	Total Book Value
$327,650	6%	Convertible(1)	$15,874	$343,524
110,258	6%	Non-convertible(2)	4,247	114,505
7,003	6%	Related party(3)	437	7,440
35,606	6%	Related party(4)	2,221	37,827
15,349	0%	Related party advances(5)	-	15,349
73,250	0%	Advances(5)	-	73,250
$569,116			$22,779	$591,895

As at May 31, 2020
Principal Outstanding	Interest Rate per Annum		Accrued Interest(6)	Total Book Value
$327,650	6%	Convertible(1)	$10,731	$338,381
28,630	6%	Non-convertible(2)	3,464	32,094
6,625	6%	Related party(3)	308	6,933
35,606	6%	Related party(4)	1,654	37,260
87,769	0%	Advances(5)	-	87,769
$486,280			$16,157	$502,437

(1) Convertible Loans Payable

During the year ended May 31, 2020, in order to support its daily operations and to secure required working capital, the Company entered into several short-term convertible loan agreements with two lenders for a total of $327,650 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly.  Pursuant to the loan agreements, the lenders may convert any portion of principal and/or interest accrued thereon into restricted units of common stock in the capital of the Company on the terms and at a conversion price of the then-current private placement offering. The conversion rights were assessed to have $Nil value.

During the three-month period ended August 31, 2020, the Company recorded $5,143 in interest on the convertible loans payable (2020 - $Nil).

(2) Non-convertible Loans Payable

On July 9, 2020, the Company entered into a loan agreement for $14,744 (CAD$20,000). The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable from the first proceeds of warrants that may be exercised subsequent to the money being lent under the loan agreement or on July 9, 2021, whichever comes first.

On August 31, 2020, the Company entered into a loan agreement for $65,000. The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand.

As at August 31, 2020, the Company owed a total of $114,505 (2020 - $32,094) under 6% unsecured loan agreements. During the three-month period ended August 31, 2020, the Company recorded $628 in interest on these loans (2020 - $475).

(3) Related Party Loans Payable

As at August 31, 2020, the Company owed a total of $7,440 (2020 - $6,933) under unsecured loan agreement with Mr. Jeffs, the Company’s major shareholder. During the three-month period ended August 31, 2020, the Company recorded $108 in interest on the loan with Mr. Jeffs. (2020 - $2,321).

(4) Unsecured Line of Credit with Related Party

On December 27, 2018, the Company entered into an agreement with Mr. Jeffs for an unsecured line of credit of up to $250,000 (the “Credit Line”). The funds advanced under the Credit Line accumulate interest at a rate of 6% per annum compounded monthly and are payable on demand.  On August 28, 2019, Mr. Jeffs applied $250,000, the Company owed under the Credit Line to exercise the warrants the Company granted to Mr. Jeffs in consideration for the Credit Line and acquired 5,000,000 shares of the Company’s common stock at $0.05 per share.

As at August 31, 2020, the Company owed Mr. Jeffs $37,827 under the Credit Line (2020 - $37,260), which continues to accumulate interest at 6% per annum compounded monthly. During the three-month period ended August 31, 2020, the Company recorded $566 in interest on principal outstanding under the Credit Line (2020 - $4,156).

(5) Advances Payable

As at August 31, 2020, the Company owed a total of $88,599 (2020 - $87,769) for advances the Company received in its fiscal 2019 and 2020 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,847 was owed to Da Costa Management Corp, a company owned by John da Costa, who was appointed the Company’s COO and Director on June 8, 2020, (2020 - $3,639), and $11,502 (2020 - $10,880) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2).

(6) Interest Expense

During the three-month period ended August 31, 2020, the Company recorded a total of $6,446 (2020 - $6,952) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 8 - SHARE CAPITAL

On July 30, 2020, the Company issued 988,000 units of its common stock for gross proceeds of $247,000, of which $80,000 were received during the year ended May 31, 2020. Each unit consisted of one common share of the Company and one warrant allowing its holder to acquire an additional common share at $0.35 until January 30, 2021, and at $0.50 per share from January 30, 2021 to July 30, 2022.

On August 13, 2020, the Company issued 1,250,000 shares of its common stock to Ms. Arnett, the Company’s 10% shareholder, on the exercise of 1,250,000 options at $0.05 per option. Ms. Arnett chose to apply $62,500 the Company owed to her on account of past services against the exercise price of the shares. Ms. Arnett transferred the remaining $24,712 the Company owed to her as at August 13, 2020, to Mr. Hargreaves, the Company’s director of VP; Technology and Operations, in a private transaction.

On August 13, 2020, the Company issued 1,234,855 shares of its common stock to Mr. Hargreaves, the Company’s VP; Technology and Operations, on the exercise of 1,234,855 shares at $0.05 per option. Mr. Hargreaves chose to apply $61,743 the Company owed to him against the exercise price of the shares.

Options

The changes in the number of stock options outstanding during the three-month period ended August 31, 2020, and for the year ended May 31, 2020, are as follows:

	Three months ended August 31, 2020		Year ended May 31, 2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	7,050,000	$0.24	7,050,000		$0.24
Options excercised	(2,484,855)	$0.05	-	$	n/a
Options cancelled	(515,145)	$0.34	-	$	n/a
Options outstanding, ending	4,050,000	$0.35	7,050,000		$0.24

Details of options outstanding and exercisable as at August 31, 2020, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
500,000	$0.35	August 5, 2015	October 1, 2020
500,000	$0.35	August 5, 2015	January 1, 2021
500,000	$0.35	August 5, 2015	April 1, 2021
500,000	$0.35	August 5, 2015	July 1, 2021
2,050,000	$0.35	August 24, 2017	August 23, 2022
4,050,000	$0.35

At August 31, 2020, the weighted average remaining contractual life of the stock options outstanding was 1.23 years.

Warrants

The changes in the number of warrants outstanding during the three-month period ended August 31, 2020, and for the year ended May 31, 2020, are as follows:

	Three months ended August 31, 2020	Year ended May 31, 2020
Warrants outstanding, beginning	18,864,605	20,297,565
Warrants issued	988,000	6,050,000
Warrants exercised	-	(7,482,960)
Warrants outstanding, ending	19,852,605	18,864,605

Details of warrants outstanding as at August 31, 2020, are as follows:

Number of warrants exercisable	Grant date	Exercise price
2,000,000	March 3, 2016	$0.75 during the period from March 3, 2020 to March 3, 2021
9,094,605	October 12, 2016	$1.25 during the period from October 12, 2019 to October 12, 2020 $1.50 during the period from October 12, 2020 to October 12, 2021
1,480,000	October 12, 2017	$1.50 during the period from October 12, 2019 to October 12, 2020
240,000	February 7, 2018	$1.50 during the period from February 7, 2020 to February 7, 2021
3,950,000	June 24, 2019	$0.20 expiring on June 24, 2021
100,000	July 22, 2019	$0.20 expiring on July 22, 2021
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
988,000	July 30, 2020	$0.35 during the period from July 30, 2020 to January 30, 2021 $0.50 during the period from January 30, 2021 to July 30, 2022
19,852,605

At August 31, 2020, the weighted average life and exercise price of the warrants was 1.08 years and $0.91, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the "Risk Factors" in Part II, Item 1A of this Quarterly Report.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2020, filed with the United States Securities and Exchange Commission (the “SEC”) on September 15, 2020.

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

Current uncertainty with respect to rapid expansion of the COVID-19 pandemic

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, there have been no disruptions to our day-to-day operations. However, we caution that there continues to be a possibility for potential future implementation of certain restrictions. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended August 31, 2020, and up to the date of the filing of this report:

Private Placement Financing

On July 30, 2020, we closed our private placement financing and issued 988,000 units for total gross proceeds of $247,000. Each unit consisted of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share for a period of two years after closing at an exercise price of $0.35 per share expiring on January 30, 2021, and at $0.50 per share from January 30, 2021 to July 30, 2022.

Exercise of Options

On July 13, 2020, Mr. Hargreaves, our VP, Technology and Operations, and Ms. Arnett, the 10% security holder of the Company, exercised their options to acquire shares of the Company’s common stock by acquiring 2,484,855 shares for total proceeds to the Company of $124,243. The remaining options to acquire 15,145 common shares expired unexercised. Ms. Arnett and Mr. Hargreaves chose to apply the balances we owed to them as at August 13, 2020, towards the exercise price of their options.

Update on eBalance® Research and Development Activities

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

Prior to selling our eBalance® Home and Pro Systems for the treatment in the United States, we will be required to apply for an approval from the FDA. As of the date of this Quarterly Report on Form 10-Q we are in the process of completing the necessary documentation and testing required for the 510(K) submission to the FDA.

Extension of Investor Outreach Program with Think Ink Marketing

On September 23, 2020, we signed an extension agreement with Think Ink Marketing Data & Email Services, Inc. (“Think Ink”) to continue providing public relations services in an effort to increase public awareness of the Company and our products, services and securities. The agreement is for twelve months with either party having the right to terminate upon thirty-day notice.

Think Ink is a California-based marketing firm established in 1991 that provides its customers with a complete range of marketing services that span both digital and direct mail venues. The Company has budgeted up to $25,000 per month for the services of Think Ink including banner and native ads.

Results of Operations for the Three Months ended August 31, 2020 and 2019

Our operating results for the three-month periods ended August 31, 2020 and 2019, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended
	August 31, 2020	August 31, 2019	Percentage Increase/ (Decrease)
Sales	$1,467	$11,343	(87.1)%
Distribution rights	-	8,958	(100.0)%
Cost of goods sold	369	5,375	(93.1)%
Gross margin	1,098	14,926	(92.6)%
Operating expenses
Amortization	736	268	174.6%
Consulting fees	76,940	89,271	(13.8)%
Distribution expenses	261	16,447	(98.4)%
General and administrative expenses	32,780	86,562	(62.1)%
Research and development costs	85,137	60,713	40.2%
Total operating expenses	195,854	253,261	(22.7)%
Interest	(6,446)	(6,952)	(7.3)%
Net loss	$(201,202)	$(245,287)	(18.0)%

Revenues

During the three-month period ended August 31, 2020, we recognized $1,467 in revenue, which consisted of monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $369.

During the three-month period ended August 31, 2019, we recognized $11,343 in revenue, which consisted of sales of our eBalance® wellness devices to end-users. The cost attributed to this revenue was $5,375 and consisted of $4,052 in manufacturing costs of eBalance devices, and $1,323 in royalties we accrued on the sale of each device.

On June 6, 2019, we entered into a letter of intent for the wholesale distribution rights to all Mainlined China, not including Hong Kong (the “LOI”). As part of the LOI the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000, of which $8,958 we recorded as revenue from distribution rights for the three-month period ended August 31, 2019.

As of the date of this Quarterly Report on Form 10-Q, we continue research and further development of our eBalance® Technology and devices based on this technology. During the summer of 2020, Health Canada granted our eBalance® Home and Pro Systems Class II medical device licenses, which allow us to market our eBalance® devices for wellness and pain management. Our certification with FDA continues to be ongoing; at the time of this Quarterly Report on Form 10-Q we are compiling required documentation for a 510(K) premarket submission, which allows us to demonstrate that the eBalance® device is at least as safe and effective as a legally marketed device available on the market. Once this submission is approved, it will allow us to start our commercial activity in the USA.

Operating Expenses

During the three-month period ended August 31, 2020, our operating expenses decreased by 22.7% from $253,261 incurred during the three-month period ended August 31, 2019, to $195,854 incurred during the three-month period ended August 31, 2020. The most significant changes were as follows:

•Our research and development fees for the three-month period ended August 31, 2020, increased by $24,424, or 40.2%, from $60,713 we incurred during the three-month period ended August 31, 2019, to $85,137 we incurred during the three-month period ended August 31, 2020. The higher research and development fees during the three-month period ended August 31, 2020, were associated with the preparation for the 510(K) submission to the FDA, as well as continued improvement and development of the eBalance® systems.

•Our general and administrative fees for the three-month period ended August 31, 2020, decreased by $53,782, or 62.1%, from $86,562 we incurred during the three-month period ended August 31, 2019, to $32,780 we incurred during the three-month period ended August 31, 2020. The largest factor that contributed to this change was associated with fluctuation in foreign exchange rates, which, during the three-month period ended August 31, 2020, resulted in $42,450 gain, as compared to $3,308 gain during the comparative period; our expenditures on corporate communications decreased by $14,075 to $42,263 we recorded during the three-month period ended August 31, 2020, as compared to $56,338 we incurred during the three-month period ended August 31, 2019. Other factors that affected our general and administrative fees were associated with a $1,989 decrease to our accounting and audit fees, which decreased from $7,000 we incurred during the three-month period ended August 31, 2019, to $5,011 during the three-month period ended August 31, 2020. Our management fees decreased by $4,800 from $13,800 we incurred during the three-month period ended August 31, 2019 to $9,000 we incurred during the three-month period ended August 31, 2020, the decrease resulted from renegotiation of monthly management fees with the Company’s CEO and the CFO. In addition, during the current period, we did not incur any marketing and advertising fees as opposed to $4,191 we incurred during the three-month period ended August 31, 2019. These decreases were in part offset by $9,943 in professional fees which we incurred during the three-month period ended August 31, 2020, the expense we did not incur in the comparative period.

•During the three-month period ended August 31, 2020, our consulting fees decreased by $12,331, from $89,271 we incurred during the three-month period ended August 31, 2019, to $76,940 we incurred during the three-month period ended August 31, 2020. Larger consulting fees during the comparative period ended August 31, 2019, were associated with $25,000 we paid for consultation on setting up our distribution channels in China.

•During the three-month period ended August 31, 2020, we incurred $261 in distribution expenses we paid or accrued to our sales representatives (August 31, 2019 - $16,447). Based on our agreements with the sales representatives, we agreed to pay CAD$350 as commission for each eBalance® device they sell. In order to allow our sales representatives to establish their customer base, during the three-month period ended August 31, 2019, we were paying a monthly fee of CAD$5,000. Due to a delay in securing Health Canada Class II device licenses, we suspended our agreements with sales representatives in January 2020. As of the date of this Quarterly Report on Form 10-Q we are discussing the re-engagement of the sales representatives to aid us with the marketing of the eBalance® Home and Pro Systems in Canada.

Other Items

During the three-month period ended August 31, 2020, we accrued $6,446 (August 31, 2019 - $6,952) in interest associated with the outstanding notes payable. Of this interest, $675 (August 31, 2019 - $6,447) represented interest we accrued on the notes payable we issued to Mr. Jeffs, our major shareholder.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2020	As at May 31, 2020	Percentage Change
Current assets	$235,825	$157,343	49.9%
Current liabilities	1,725,773	1,679,523	2.8%
Working capital deficit	$(1,489,948)	$(1,522,180)	(2.1)%

As of August 31, 2020, we had a cash balance of $120,474, a working capital deficit of $1,489,948 and cash flows used in operations of $169,629 for the period then ended. During the three-month period ended August 31, 2020, we funded our operations with $167,000 received from our private placement financing, and $79,773 we borrowed under loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended August 31, 2020. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Three months ended
	August 31, 2020	August 31, 2019
Cash flows used in operating activities	$(169,629)	$(203,682)
Cash flows used in investing activities	(1,574)	(2,463)
Cash flows provided by financing activities	246,773	501,000
Effects of foreign currency exchange on cash	(186)	644
Net increase in cash during the period	$75,384	$295,499

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2020, was $169,629. This cash was primarily used to cover our cash operating expenses of $226,997, to decrease our accrued liabilities by $4,456, and to increase other current assets by $4,293. These uses of cash were offset by $38,831 increase in our accounts payable, $31,911 increase in amounts due to related parties, and by a $375 decrease in inventory.

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

Non-cash transactions

During the three-month period ended August 31, 2020, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$6,446 (2020 - $6,952) in interest we accrued on the outstanding notes payable. Of this interest, $675 (2020 - $6,477) was accrued on the notes payable we issued to Mr. Jeffs;

•$43,477 (2020 - $2,905) in unrealized foreign exchange gain, which resulted from fluctuations of Canadian dollar in relation to US dollar, our functional and reporting currency ; and

•$736 (2020 - $268) in amortization of equipment we acquired for our manufacturing operations and for our office.

•$5,000 (2020 - $Nil) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultant for investor relation services in April 2020.

Net Cash Used in Investing Activities

During the three-month period ended August 31, 2020, we purchased office equipment for $1,574 (2020 - $2,463).

Net Cash Provided by Financing Activities

During the three-month period ended August 31, 2020, we received $79,773 under loan agreements, which are payable on demand and accumulate interest at 6% per annum. In addition, we received $167,000 on closing of our non-brokered private placement for 988,000 units of our common stock at $0.25 per unit for total proceeds of $247,000, of which $80,000 was received during the year ended May 31, 2020. We did not incur any share-issuance costs associated with the units issued as part of the private placement financing.

During the three-month period ended August 31, 2019, we were advanced a total of $15,000 which is payable on demand. In addition to the advances, we issued 4,050,000 units of our common stock for total proceeds of $486,000. We did not incur any share-issuance costs associated with the units issued as part of the private placement financing.

Going Concern

The notes to our unaudited condensed consolidated financial statements as at August 31, 2020, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at August 31, 2020, we had accumulated a deficit of $8,250,722 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks associated with the current uncertainty with respect to rapid expansion of the COVID-19 pandemic

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, there have been no disruptions to our day-to-day operations. However, we caution that there continues to be a possibility for potential future implementation of certain restrictions that would affect our operations, research and development and marketing plans. The impact of these restrictions on the results of our business, if implemented, is currently unknown but could be significant.

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

To date we have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated. Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $8,250,722 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(5)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(5)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.4	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.5	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(7)
10.6	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(8)
10.7	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.8	Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves.(9)
10.9	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Jean Arnett.(9)
10.10	First Amendment to Stock-Option Agreement dated February 28, 2014 to that Non-Qualified Stock Option Agreement dated November 25, 2014 among Cell MedX Corp. and Brad Hargreaves. (9)
10.11	Management Consulting Agreement dated January 13, 2015 among Cell MedX Corp., and Dr. John Sanderson, MD.(10)
10.12	Stock Option Agreement dated December 12, 2014 among Cell MedX Corp. and Dr. John Sanderson, MD.(10)
10.13	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(11)
10.14	eBalance® Prototype Development Agreement dated October 1, 2015 among Cell MedX Corp., and Claudio Tassi.(12)
10.15	Non-binding Letter of Intent dated December 4, 2015 to Enter into Development Agreement and License Agreement among Cell MedX Corp., Claudio Tassi, and Bioformed Aesthetic S.L.(13)
10.16	Loan Agreement and Note Payable dated February 4, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.17	Loan Agreement and Note Payable dated March 2, 2016, among Cell MedX Corp., and Tradex Capital Corp.
10.18	Loan Agreement dated March 3, 2016 between Richard Norman Jeffs and Cell MedX Corp.(14)

Exhibit
Number	Description of Document
10.19	Loan Agreement and Note Payable dated March 10, 2016, among Cell MedX Corp., and Tradex Capital Corp.(15)
10.20	Loan Agreement and Note Payable dated March 30, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.21	Loan Agreement and Note Payable dated March 31, 2016 among Cell MedX Corp., and Richard N. Jeffs.(16)
10.22	Loan Agreement and Note Payable dated April 29, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.23	Loan Agreement and Note Payable dated June 1, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.24	Loan Agreement and Note Payable dated June 2, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.25	Loan Agreement and Note Payable dated June 29, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.26	Loan Agreement and Note Payable dated June 30, 2016, among Cell MedX Corp., and Richard N. Jeffs. (16)
10.27	Loan Agreement and Note Payable dated August 8, 2016, among Cell MedX Corp., and Richard N. Jeffs.(16)
10.28	Loan Agreement and Note Payable dated August 22, 2016, among Cell MedX Corp., and Tradex Capital Corp.(16)
10.29	Letter Agreement dated September 26, 2016, between Jean Arnett, Brad Hargreaves and Cell MedX Corp.(17)
10.30	Loan Agreement and Note Payable dated January 6, 2017, among Cell MedX Corp., and Richard N. Jeffs.(18)
10.31	Loan Agreement and Note Payable dated February 7, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.32	Loan Agreement and Note Payable dated February 27, 2017, among Cell MedX Corp., and Richard N. Jeffs.(19)
10.33	Loan Agreement and Note Payable dated January 11, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.34	Loan Agreement and Note Payable dated January 13, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.35	Loan Agreement and Note Payable dated February 14, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.36	Loan Agreement and Note Payable dated March 8, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.37	Loan Agreement and Note Payable dated April 18, 2017, among Cell MedX Corp., and Perla Capital Inc.(19)
10.38	Loan Agreement and Note Payable dated May 5, 2017, among Cell MedX Corp., and Tradex Capital Corp.(19)
10.39	Loan Agreement and Note Payable dated July 12, 2017, among Cell MedX Corp., and Richard N. Jeffs. (20)
10.40	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(20)
10.41	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(20)
10.42	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco (20)
10.43	Product Development Agreement for eBalance® dated October 16, 2017, among Cell MedX Corp. and Western Robotics Ltd.(21)
10.44	Management Consulting Agreement between Dr. Terrance Owen and Cell MedX Corp. dated effective as of December 1, 2017.(22)

Exhibit
Number	Description of Document
10.45	Loan Agreement and Note Payable dated April 5, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.46	Loan Agreement and Note Payable dated May 8, 2018, among Cell MedX Corp., and Richard N. Jeffs.
10.47	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.
10.48	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.
10.49	Letter of Intent between the Company and Live Current Media, Inc. dated for reference September 10, 2018.
10.50	Loan Agreement and Note Payable dated September 13, 2018, among Cell MedX Corp., and Tradex Capital Corp. (23)
10.51	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(24)
10.52	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (25)
10.53	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (26)
10.54	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)
10.55	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(26)
10.56	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)
10.57	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(26)
10.58	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (26)
10.59	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (26)
10.60	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (28)
10.61	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.62	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.63	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.64	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(27)
10.65	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.66	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.67	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.68	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(28)
10.69	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (28)
10.70	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(28)
14.1	Code of Ethics(3)

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended August 31, 2020 and 2019 formatted in XBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at August 31, 2020 and as at May 31, 2020.
(2) Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended August 31, 2020 and 2019.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at August 31, 2020 and 2019.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2020 and 2019.

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

(25)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019

(26)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2020

(27)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020

(28)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2020

(29)Filed as an exhibit to the Company’s Current Report on Form 10-K filed with the SEC on September 15, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: October 15, 2020	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 15, 2020	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)