Form 10-Q
period 2020-11-30
Cell MedX Corp.
filed 2021-01-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2020

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 14, 2020 was 59,388,564.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated interim financial statements of Cell MedX Corp. as at November 30, 2020, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and six-month periods ended November 30, 2020, are not necessarily indicative of the results that can be expected for the year ending May 31, 2021.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	November 30, 2020	May 31, 2020

ASSETS

Current assets
Cash	$21,784	$45,090
Inventory	53,051	51,886
Other current assets	20,748	60,367
Total current assets	95,583	157,343

Equipment	2,138	1,836
Total assets	$97,721	$159,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable	$390,709	$908,783
Accrued liabilities	10,350	34,565
Due to related parties	734,237	233,738
Notes and advances payable	646,173	502,437
Total liabilities	1,781,469	1,679,523

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 59,388,564 and 55,915,709 shares issued and outstanding at November 30, 2020 and at May 31, 2020, respectively	59,389	55,916
Additional paid-in capital	6,355,923	5,988,153
Obligation to issue shares	-	80,000
Reserves	366,493	366,493
Accumulated deficit	(8,440,058)	(8,049,520)
Accumulated other comprehensive income (loss)	(25,495)	38,614
Total stockholders' deficit	(1,683,748)	(1,520,344)
Total liabilities and stockholders’ deficit	$97,721	$159,179

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019

Revenue
Sales	$1,871	$757	$3,338	$12,100
Distribution rights	-	9,480	-	18,438
Cost of goods sold	988	522	1,357	5,897
Gross margin	883	9,715	1,981	24,641

Operating expenses
Amortization	632	545	1,368	813
Consulting fees	62,447	61,728	139,387	150,999
Distribution expenses	-	19,173	261	35,620
General and administrative expenses	80,723	132,080	113,503	218,642
Research and development costs	38,538	95,894	123,675	156,607
Total operating expenses	182,340	309,420	378,194	562,681

Other items
Interest	(7,879)	(3,783)	(14,325)	(10,735)

Net loss	(189,336)	(303,488)	(390,538)	(548,775)

Foreign currency translation income (loss)	(7,227)	453	(64,109)	(6,488)
Comprehensive loss	$(196,563)	$(303,035)	$(454,647)	$(555,263)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	59,388,564	55,075,636	58,054,426	51,139,321

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Obligation	Additional			Accumulated Other
	Common Stock		to Issue	Paid-in		Deficit	Comprehensive
	Shares	Amount	Shares	Capital	Reserves	Accumulated	Income (Loss)	Total

Balance - May 31, 2019	44,282,749	$44,283	$-	$5,109,866	$14,400	$(6,956,822)	$15,714	$(1,772,559)

Shares issued for cash	4,050,000	4,050	-	481,950	-	-	-	486,000
Shares issued on exercise of warrants	-	-	374,148	-	-	-	-	374,148
Net loss for the three months ended August 31, 2019	-	-	-	-	-	(245,287)	-	(245,287)
Translation to reporting currency	-	-	-	-	-	-	(6,941)	(6,941)

Balance – August 31, 2019	48,332,749	$48,333	$374,148	$5,591,816	$14,400	$(7,202,109)	$8,773	$(1,164,639)

Shares issued on exercise of warrants	7,482,960	7,483	(374,148)	366,665	-	-	-	-
Net loss for the three months ended November 30, 2019	-	-	-	-	-	(303,488)	-	(303,488)
Translation to reporting currency	-	-	-	-	-	-	453	453

Balance - November 30, 2019	55,815,709	$55,816	$-	$5,958,481	$14,400	$(7,505,597)	$9,226	$(1,467,674)

Balance - May 31, 2020	55,915,709	$55,916	$80,000	$5,988,153	$366,493	$(8,049,520)	$38,614	$(1,520,344)

Shares issued for cash	988,000	988	(80,000)	246,012	-	-	-	167,000
Shares issued on exercise of options	2,484,855	2,485	-	121,758	-	-	-	124,243
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(201,202)	-	(201,202)
Translation to reporting currency	-	-	-	-	-	-	(56,882)	(56,882)

Balance – August 31, 2020	59,388,564	$59,389	$-	$6,355,923	$366,493	$(8,250,722)	$(18,268)	$(1,487,185)

Net loss for the three months ended November 30, 2020	-	-	-	-	-	(189,336)	-	(189,336)
Translation to reporting currency	-	-	-	-	-	-	(7,227)	(7,227)

Balance - November 30, 2020	59,388,564	$59,389	$-	$6,355,923	$366,493	$(8,440,058)	$(25,495)	$(1,683,748)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Six Months Ended November 30,
	2020	2019

Cash flows used in operating activities
Net loss	$(390,538)	$(548,775)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	14,325	10,735
Amortization	1,368	813
Unrealized foreign exchange	(48,686)	(2,909)
Non-cash IR fees	11,000	-
Changes in operating assets and liabilities
Inventory	2,070	(3,293)
Other current assets	29,937	11,849
Accounts payable	24,776	58,529
Accrued liabilities	(24,545)	2,823
Unearned revenue	-	(244)
Due to related parties	66,520	(8,898)
Net cash used in operating activities	(313,773)	(479,370)

Cash flows used in investing activities
Acquisition of equipment	(1,574)	(2,463)
Net cash used in investing activities	(1,574)	(2,463)

Cash flows from financing activities
Advances payable	-	15,000
Proceeds from notes payable	125,773	197,650
Proceeds from subscription to shares	167,000	486,000
Net cash provided by financing activities	292,773	698,650

Effects of foreign currency exchange on cash	(732)	1,002
Increase (decrease) in cash	(23,306)	217,819
Cash, beginning	45,090	57,172
Cash, ending	$21,784	$274,991

Non-cash financing transactions:
Exercise of warrants for debt	$-	$374,148
Exercise of options for debt	$124,243	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and six-month periods ended November 30, 2020, are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

Going concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2020, the Company has not achieved profitable operations and has accumulated a deficit of $8,440,058. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

Risks related to the rapid expansion of the COVID-19 pandemic

The Company is cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, the Company has experienced minor disruptions to the Company’s day-to-day operations associated with delayed services resulting from various COVID-19 restrictions and shortage of man power experienced by some of the Company’s service providers. The Company cautions that there continues to be a possibility for increase of the restrictions currently in place, or addition of new restrictions currently not known to the Company. The impact of these restrictions on the Company’s operations, if implemented, is currently unknown but could be significant.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 7) at November 30, 2020, and at May 31, 2020:

	November 30, 2020	May 31, 2020
Due to the Chief Executive Officer (“CEO”)	$109,200	$103,200
Due to the Chief Financial Officer (“CFO”)	7,966	9,533
Due to/(from) the Vice President (“VP”), Technology and Operations	(3,424)	34,219
Due to a company controlled by the Chief Operating Officer (“COO”)(1)	618,122	n/a
Due to a major shareholder	-	86,786
Due to a company controlled by the COO and major shareholder	2,250	n/a
Due to a company of which the COO is a director of	123	n/a
Due to related parties	$734,237	$233,738

(1)John da Costa was appointed Director and Chief Operating Officer of the Company on June 8, 2020, as of that date any company controlled by Mr. Da Costa is considered to be a related entity.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the six-month periods ended November 30, 2020 and 2019, the Company had the following transactions with related parties:

	November 30, 2020	November 30, 2019
Management fees incurred to the CEO	$6,000	$21,600
Management fees incurred to the CFO	13,500	6,000
Consulting fees incurred to the VP, Technology and Operations	22,337	22,593
Consulting fees incurred to the company controlled by the COO	77,378	n/a
Royalty incurred to the company of which the COO is a director of	53	n/a
Total transactions with related parties	$119,268	$50,193

NOTE 3 - INVENTORY

As at November 30, 2020, the inventory consisted of eBalance® devices and accessories held for sale valued at $29,290 (May 31, 2020 - $29,405) and work in progress, that included unfinished eBalance® devices and supplies required for manufacturing valued at $23,761 (May 31, 2020 - $22,481).

NOTE 4 - OTHER CURRENT ASSETS

As at November 30, 2020, other current assets consisted of $14,325 in prepaid expenses (May 31, 2020 - $44,021) and $6,423 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2020 - $16,346).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at November 30, 2020 and May 31, 2020 are as follows:

	November 30, 2020	May 31, 2020
Book value, beginning of the period	$1,836	$1,281
Changes during the period	1,574	2,463
Amortization	(1,368)	(1,846)
Foreign exchange	96	(62)
Book value, end of the period	$2,138	$1,836

NOTE 6 - REVENUE

During the six-month period ended November 30, 2020, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments. During the comparative six-month period ended November 30, 2019, the Company’s revenue consisted of sales of its eBalance® devices, and the fees associated with the rights to the wholesale distribution of eBalance® devices pursuant to a letter of intent the Company entered into on June 6, 2019, which granted a potential distributor rights to all Mainland China, not including Hong Kong.  Following are the details of revenue and associated costs:

	Three months ended November 30,		Six months ended November 30,
	2020	2019	2020	2019
Sales of eBalance® devices	$-	$757	$-	$12,100
Monthly subscriptions	1,871	-	3,338	-
Cost of eBalance® devices and services	(958)	(434)	(1,304)	(4,485)
Royalty payable	(30)	(88)	(53)	(1,412)
Distribution rights	-	9,480	-	18,438
Gross margin	$883	$9,715	$1,981	$24,641

NOTE 7 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at November 30, 2020, and May 31, 2020:

As at November 30, 2020
Principal Outstanding	Interest Rate per Annum		Accrued Interest(6)	Total Book Value
$327,650	6%	Convertible(1)	$21,039	$348,689
141,065	6%	Non-convertible(2)	5,942	147,007
7,045	6%	Related party(3)	552	7,597
35,606	6%	Related party(4)	2,789	38,395
15,426	6%	Related party(3)	369	15,795
40,440	0%	Related party advances(5)	-	40,440
48,250	0%	Advances(5)	-	48,250
$615,482			$30,691	$646,173

As at May 31, 2020
Principal Outstanding	Interest Rate per Annum		Accrued Interest(6)	Total Book Value
$327,650	6%	Convertible(1)	$10,731	$338,381
28,630	6%	Non-convertible(2)	3,464	32,094
6,625	6%	Related party(3)	308	6,933
35,606	6%	Related party(4)	1,654	37,260
87,769	0%	Advances(5)	-	87,769
$486,280			$16,157	$502,437

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

During the six-month period ended November 30, 2020, the Company recorded $10,308 in interest on the convertible loans payable (2020 - $2,668).

(2) Non-convertible Loans Payable

During the six-month period ended November 30, 2020, the Company entered into several short-term loan agreements with two lenders for a total of $111,000 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at November 30, 2020, the Company owed a total of $147,007 (2020 - $32,094) under 6% unsecured loan agreements.

During the six-month period ended November 30, 2020, the Company recorded $2,303 in interest on these loans (2020 - $951).

(3) Related Party Loans Payable

As at November 30, 2020, the Company owed a total of $7,597 (2020 - $6,933) under unsecured loan agreement with Mr. Jeffs, the Company’s major shareholder. During the six-month period ended November 30, 2020, the Company recorded $219 in interest on the loan with Mr. Jeffs. (2020 - $2,425).

On July 9, 2020, the Company entered into a loan agreement for $14,773 (CAD$20,000) with a related party. The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable from the first proceeds of warrants that may be exercised subsequent to the money being lent under the loan agreement or on July 9, 2021, whichever comes first. During the six-month period ended November 30, 2020, the Company recorded $360 in interest on the principal (2020 - $Nil).

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

As at November 30, 2020, the Company owed Mr. Jeffs $38,395 under the Credit Line (2020 - $37,260), which continues to accumulate interest at 6% per annum compounded monthly. During the six-month period ended November 30, 2020, the Company recorded $1,135 in interest on principal outstanding under the Credit Line (2020 - $4,691).

(5) Advances Payable

As at November 30, 2020, the Company owed a total of $88,690 (2020 - $87,769) for advances the Company received in its fiscal 2019 and 2020 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,870 was owed to Da Costa Management Corp, a company owned by John da Costa, who was appointed the Company’s COO and Director on June 8, 2020 (2020 - $3,639), $11,570 (2020 - $10,880) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2), and $25,000 (2020 - $25,000) was owed to Mr. David Jeffs, the CEO and President of Live Current Media, Inc., of which Mr. da Costa is director of.

(6) Interest Expense

During the six-month period ended November 30, 2020, the Company recorded a total of $14,325 (2020 - $10,736) in interest expense associated with its liabilities under the notes and advances payable.

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

Options

The changes in the number of stock options outstanding during the six-month period ended November 30, 2020, and for the year ended May 31, 2020, are as follows:

	Six months ended November 30, 2020		Year ended May 31, 2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	7,050,000	$0.24	7,050,000		$0.24
Options exercised	(2,484,855)	$0.05	-	$	n/a
Options expired	(1,015,145)	$0.34	-	$	n/a
Options outstanding, ending	3,550,000	$0.35	7,050,000		$0.24

Details of options outstanding and exercisable as at November 30, 2020, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
500,000	$0.35	August 5, 2015	January 1, 2021
500,000	$0.35	August 5, 2015	April 1, 2021
500,000	$0.35	August 5, 2015	July 1, 2021
2,050,000	$0.35	August 24, 2017	August 23, 2022
3,550,000	$0.35

At November 30, 2020, the weighted average remaining contractual life of the stock options outstanding was 1.14 years.

Warrants

The changes in the number of warrants outstanding during the six-month period ended November 30, 2020, and for the year ended May 31, 2020, are as follows:

	Six months ended November 30, 2020			Year ended May 31, 2020
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	18,864,605		$0.94	20,297,565		$0.78
Warrants issued	988,000		$0.35/$0.50	6,050,000		$0.38
Warrants exercised	-	$	n/a	(7,482,960)		$0.05
Warrants expired	(1,480,000)		$1.50	-	$	n/a
Warrants outstanding, ending	18,372,605		$0.86	18,864,605		$0.94

Details of warrants outstanding as at November 30, 2020, are as follows:

Number of warrants exercisable	Grant date	Exercise price
2,000,000	March 3, 2016	$0.75 expiring on March 3, 2021
9,094,605	October 12, 2016	$1.50 expiring on October 12, 2021
240,000	February 7, 2018	$1.50 expiring on February 7, 2021
3,950,000	June 24, 2019	$0.20 expiring on June 24, 2021
100,000	July 22, 2019	$0.20 expiring on July 22, 2021
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
988,000	July 30, 2020	$0.35 during the period from July 30, 2020 to January 30, 2021 $0.50 during the period from January 30, 2021 to July 30, 2022
18,372,605

At November 30, 2020, the weighted average life of the warrants was 0.86 years.

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

Current uncertainty with respect to rapid expansion of the COVID-19 pandemic

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, we have experienced minor disruptions to our day-to-day operations associated with delayed services resulting from various COVID-19 restrictions and shortage of man power experienced by some of our service providers. We caution that there continues to be a possibility for increase of the restrictions currently in place, or addition of new restrictions currently not known to us. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

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

Results of Operations for the Three and Six Months ended November 30, 2020 and 2019

Our operating results for the three- and six-month periods ended November 30, 2020 and 2019, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Six Months Ended
	November 30, 2020	November 30, 2019	Percentage Increase/ (Decrease)	November 30, 2020	November 30, 2019	Percentage Increase/ (Decrease)
Sales	$1,871	$757	147.2%	$3,338	$12,100	(72.4)%
Distribution rights	-	9,480	(100.0)%	-	18,438	(100.0)%
Cost of goods	(988)	(522)	89.3%	(1,357)	(5,897)	(77.0)%
Gross margin	883	9,715	(90.9)%	1,981	24,641	(92.0)%
Operating expenses
Amortization	632	545	16.0%	1,368	813	68.3%
Consulting fees	62,447	61,728	1.2%	139,387	150,999	(7.7)%
Distribution expenses	-	19,173	(100.0)%	261	35,620	(99.3)%
General and administrative expenses	80,723	132,080	(38.9)%	113,503	218,642	(48.1)%
Research and development costs	38,538	95,894	(59.8)%	123,675	156,607	(21.0)%
Total operating expenses	182,340	309,420	(41.1)%	378,194	562,681	(32.8)%
Interest	7,879	3,783	108.3%	14,325	10,735	33.4%
Net loss	$189,336	$303,488	(37.6)%	$390,538	$548,775	(28.8)%

Revenues

During the three-month period ended November 30, 2020, we recognized $1,871 in revenue, which consisted of monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $988.

During the three-month period ended November 30, 2019, we recognized $757  in revenue, which consisted of sales of our eBalance® wellness devices to end-users. The cost attributed to this revenue was $522.

During the six-month period ended November 30, 2020, we recognized $3,338 in revenue, which consisted of monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $1,357.

During the six-month period ended November 30, 2019, we recognized $12,100 in revenue, which consisted of sales of our eBalance® wellness devices to end-users. The cost attributed to this revenue was $5,897 and included $3,713 in manufacturing costs of eBalance® devices, and $1,412 in royalties we accrued on the sales.

On June 6, 2019, we entered into a letter of intent for the wholesale distribution rights to all Mainlined China, not including Hong Kong (the “LOI”). As part of the LOI the potential distributor (the “Distributor”) paid a non-refundable fee of $25,000, of which $18,438 we recorded as revenue from distribution rights for the six-month period ended November 30, 2019 ($9,480 for the three-month period ended November 30, 2019). During the three- and six-month periods ended November 30, 2020, we did not generate any revenue from distribution rights.

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

Operating Expenses

During the three-month period ended November 30, 2020, our operating expenses decreased by 41.1% from $309,420 we incurred during the three months ended November 30, 2019, to $182,340 we incurred during the three months ended November 30, 2020. The most significant expenses during this period included $51,319 in corporate communication fees (November 30, 2019 - $83,181), $38,538 we incurred in research and development fees (November 30, 2019 - $95,894), $62,447 in consulting fees (November 30, 2019 - $61,728), $5,012 in accounting and audit fees (November 30, 2019 - $15,925), and $10,500 in management fees (November 30, 2019 - $13,800). During the comparative three-month period ended November 30, 2019 we incurred $19,173 in distribution expenses paid or accrued to our sales representatives, expense that we did not incur in the current period.

On a year-to-date basis, the most significant changes were as follows:

•During the six-month period ended November 30, 2020, our consulting fees decreased by $11,612, or 7.7%, from $150,999 we incurred during the six-month period ended November 30, 2019, to $139,387 we incurred during the six-month period ended November 30, 2020. Larger consulting fees during the comparative period ended November 30, 2019, were associated with $25,000 we paid for consultation on setting up our distribution channels in China.

•Our research and development fees for the six-month period ended November 30, 2020, decreased by $32,932, or 21%, from $156,607 we incurred during the six-month period ended November 30, 2019, to $123,675 we incurred during the six-month period ended November 30, 2020. The lower research and development fees during the six-month period ended November 30, 2020, were associated with the conclusion of the work associated with Health Canada certifications, and reduced work load associated with our 510(K) submission to the FDA. In addition, we continued minor developments of the eBalance® systems.

•Our general and administrative fees for the six-month period ended November 30, 2020, decreased by $105,139, or 48.1%, from $218,642 we incurred during the six-month period ended November 30, 2019, to $113,503 we incurred during the six-month period ended November 30, 2020. The largest factor that contributed to this change was associated with fluctuation in foreign exchange rates, which, during the six-month period ended November 30, 2020, resulted in $47,167 gain, as compared to $540 gain during the comparative period; our expenditures on corporate communications decreased by $45,937 to $93,582 we recorded during the six-month period ended November 30, 2020, as compared to $139,519 we incurred during the six-month period ended November 30, 2019. Other factors that affected our general and administrative fees were associated with a $12,902 decrease to our accounting and audit fees, which decreased from $22,925 we incurred during the six-month period ended November 30, 2019, to $10,023 for the six-month period ended November 30, 2020. Our management fees decreased by $8,100 from $27,600 we incurred during the six-month period ended November 30, 2019 to $19,500 we incurred during the six-month period ended November 30, 2020, the decrease resulted from renegotiation of monthly management fees with the Company’s CEO and the CFO. In addition, during the current period, we incurred $1,227 in marketing and advertising fees as opposed to $5,785 we incurred during the six-month period ended November 30, 2019. These decreases were in part offset by $14,471 in professional fees which we incurred during the six-month period ended November 30, 2020, the expense we did not incur in the comparative period.

•During the six-month period ended November 30, 2020, we incurred $261 in distribution expenses we paid or accrued to our sales representatives (November 30, 2019 - $35,620). Based on our agreements with the sales representatives, we agreed to pay CAD$350 as commission for each eBalance® device they sell. In order to allow our sales representatives to establish their customer base, during the six-month period ended November 30, 2019, we were paying a monthly fee of CAD$5,000 to each sales representative. Due to a delay in securing Health Canada Class II device licenses, we suspended our agreements with sales representatives in January 2020. As of the date of this Quarterly Report on Form 10-Q we have suspended discussions on re-engagement of the sales representatives.

Other Items

During the three-month period ended November 30, 2020, we accrued $7,879 (November 30, 2019 - $3,783) in interest associated with the outstanding notes payable. On a year-to-date basis, we accrued $14,325 (November 30, 2019 - $10,735) in interest associated with the outstanding notes payable. Of this interest, $1,354 (November 30, 2019 - $7,095) represented interest we accrued on the notes payable we issued to Mr. Jeffs, our major shareholder.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2020	As at May 31, 2020	Percentage Change
Current assets	$95,583	$157,343	(39.3)%
Current liabilities	1,781,469	1,679,523	6.1%
Working capital deficit	$(1,685,886)	$(1,522,180)	10.8%

As of November 30, 2020, we had a cash balance of $21,784, a working capital deficit of $1,685,886 and cash flows used in operations of $313,773 for the period then ended. During the six-month period ended November 30, 2020, we funded our operations with $167,000 received from our private placement financing, and $125,773 we borrowed under loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended November 30, 2020. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Three months ended
	November 30, 2020	November 30, 2019
Cash flows used in operating activities	$(313,773)	$(479,370)
Cash flows used in investing activities	(1,574)	(2,463)
Cash flows provided by financing activities	292,773	698,650
Effects of foreign currency exchange on cash	(732)	1,002
Net increase (decrease) in cash during the period	$(23,306)	$217,819

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2020, was $313,773. This cash was primarily used to cover our cash operating expenses of $412,531 and to decrease our accrued liabilities by $24,545. These uses of cash were offset by $66,520 increase in amounts due to related parties, $29,937 decrease in other current assets, $24,776 increase in our accounts payable, and by a $2,070 decrease in inventory.

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

Non-cash transactions

During the six-month period ended November 30, 2020, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$14,325 (2020 - $10,735) in interest we accrued on the outstanding notes payable. Of this interest, $1,354 (2020 - $7,095) was accrued on the notes payable we issued to Mr. Jeffs;

•$48,686 (2020 - $2,909) in unrealized foreign exchange gain, which resulted from fluctuations of Canadian dollar in relation to US dollar, our functional and reporting currencies;

•$1,368 (2020 - $813) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$11,000 (2020 - $Nil) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultant for investor relation services in April 2020.

Net Cash Used in Investing Activities

During the six-month period ended November 30, 2020, we purchased office equipment for $1,574 (2020 - $2,463).

Net Cash Provided by Financing Activities

During the six-month period ended November 30, 2020, we received $125,773 under loan agreements, which are payable on demand and accumulate interest at 6% per annum. In addition, we received $167,000 on closing of our non-brokered private placement for 988,000 units of our common stock at $0.25 per unit for total proceeds of $247,000, of which $80,000 was received during the year ended May 31, 2020. We did not incur any share-issuance costs associated with the units issued as part of the private placement financing.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at November 30, 2020, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at November 30, 2020, we had accumulated a deficit of $8,440,058 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks associated with the current uncertainty with respect to rapid expansion of the COVID-19 pandemic

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. To date, we have experienced minor disruptions to our day-to-day operations associated with delayed services resulting from various COVID-19 restrictions and shortage of man power experienced by some of our service providers. We caution that there continues to be a possibility for increase of the restrictions currently in place, or addition of new restrictions currently not known to us. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

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

To date we have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated. Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $8,440,058 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.
14.1	Code of Ethics(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three- and six-month periods ended November 30, 2020 and 2019 formatted in XBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at November 30, 2020 and as at May 31, 2020.
(2) Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended November 30, 2020 and 2019.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at November 30, 2020 and 2019.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2020 and 2019.

(1)Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with SEC on July 13, 2010

(2)Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010

(3)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014

(4)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014

(5)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014

(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18, 2014

(7)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2015

(8)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 17, 2017

(9)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2018

(10)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2018

(11)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019

(12)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2020

(13)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2020

(14)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020

(15)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: January 14, 2021	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 14, 2021	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)