Form 10-Q
period 2021-02-28
Cell MedX Corp.
filed 2021-04-09
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 9, 2021 was 59,388,564.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated interim financial statements of Cell MedX Corp. as at February 28, 2021, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and nine-month periods ended February 28, 2021, are not necessarily indicative of the results that can be expected for the year ending May 31, 2021.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	February 28, 2021	May 31, 2020
ASSETS

Current assets
Cash	$25,967	$45,090
Inventory	48,456	51,886
Other current assets	23,953	60,367
Total current assets	98,376	157,343

Equipment	1,667	1,836
Total assets	$100,043	$159,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable	$450,077	$908,783
Accrued liabilities	4,880	34,565
Due to related parties	777,323	233,738
Notes and advances payable	757,305	502,437
Total liabilities	1,989,585	1,679,523

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 59,388,564 and 55,915,709 shares issued and outstanding at February 28, 2021 and at May 31, 2020, respectively	59,389	55,916
Additional paid-in capital	6,355,923	5,988,153
Obligation to issue shares	-	80,000
Reserves	366,493	366,493
Accumulated deficit	(8,619,066)	(8,049,520)
Accumulated other comprehensive income (loss)	(52,281)	38,614
Total stockholders' deficit	(1,889,542)	(1,520,344)
Total liabilities and stockholders’ deficit	$100,043	$159,179

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Revenue
Sales	$4,374	$2,380	$7,712	$14,480
Distribution rights	-	6,562	-	25,000
Cost of goods sold	2,706	1,840	4,063	7,737
Gross margin	1,668	7,102	3,649	31,743

Operating expenses
Amortization	520	546	1,888	1,359
Consulting fees	63,746	63,271	203,133	214,270
Distribution expenses	-	18,968	261	54,588
General and administrative expenses	37,232	69,442	150,735	288,084
Research and development costs	70,145	109,115	193,820	265,722
Total operating expenses	171,643	261,342	549,837	824,023

Other items
Interest	(9,033)	(4,575)	(23,358)	(15,310)
Loss on reacquisition of distribution rights	-	(102,093)	-	(102,093)
Net loss	(179,008)	(360,908)	(569,546)	(909,683)

Foreign currency translation income (loss)	(26,786)	9,744	(90,895)	3,256
Comprehensive loss	$(205,794)	$(351,164)	$(660,441)	$(906,427)

Net loss per common share Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding Basic and diluted	59,388,564	55,075,636	58,494,252	51,139,321

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2019	44,282,749	$44,283	$-	$5,109,866	$14,400	$(6,956,822)	$15,714	$(1,772,559)
Shares issued for cash	4,050,000	4,050	-	481,950	-	-	-	486,000
Shares to be issued on exercise of warrants	-	-	374,148	-	-	-	-	374,148
Net loss for the three months ended August 31, 2019	-	-	-	-	-	(245,287)	-	(245,287)
Translation to reporting currency	-	-	-	-	-	-	(6,941)	(6,941)
Balance - August 31, 2019	48,332,749	48,333	374,148	5,591,816	14,400	(7,202,109)	8,773	1,164,639

Shares issued on exercise of warrants	7,482,960	7,483	(374,148)	366,665	-	-	-	-
Net loss for the three months ended November 30, 2019	-	-	-	-	-	(303,488)	-	(303,488)
Translation to reporting currency	-	-	-	-	-	-	453	453
Balance - November 30, 2019	55,815,709	55,816	-	5,958,481	14,400	(7,505,597)	9,226	1,467,674

Warrants issued on reacquisition of distribution rights	-	-	-	-	352,093	-	-	352,093
Net loss for the three months ended February 29, 2020	-	-	-	-	-	(360,908)	-	(360,908)
Translation to reporting currency	-	-	-	-	-	-	9,744	9,744
Balance - February 29, 2020	55,815,709	$55,816	$-	$5,958,481	$366,493	$(7,866,505)	$18,970	$(1,466,745)

Balance - May 31, 2020	55,915,709	$55,916	$80,000	$5,988,153	$366,493	$(8,049,520)	$38,614	$(1,520,344)

Shares issued for cash	988,000	988	(80,000)	246,012	-	-	-	167,000
Shares issued on exercise of options	2,484,855	2,485	-	121,758	-	-	-	124,243
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(201,202)	-	(201,202)
Translation to reporting currency	-	-	-	-	-	-	(56,882)	(56,882)
Balance - August 31, 2020	59,388,564	59,389	-	6,355,923	366,493	(8,250,722)	(18,268)	(1,487,185)

Net loss for the three months ended November 30, 2020	-	-	-	-	-	(189,336)	-	(189,336)
Translation to reporting currency	-	-	-	-	-	-	(7,227)	(7,227)
Balance - November 30, 2020	59,388,564	59,389	-	6,355,923	366,493	(8,440,058)	(25,495)	(1,683,748)

Net loss for the three months ended February 28, 2021	-	-	-	-	-	(179,008)	-	(179,008)
Translation to reporting currency	-	-	-	-	-	-	(26,786)	(26,786)
Balance - February 28, 2021	59,388,564	$59,389	$-	$6,355,923	$366,493	$(8,619,066)	$(52,281)	$(1,889,542)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended
	February 28, 2021	February 29, 2020

Cash flows used in operating activities
Net loss	$(569,546)	$(909,683)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	23,358	15,310
Amortization	1,888	1,359
Loss on reacquisition of distribution rights	-	102,093
Non-cash investor relations fees	16,500	-
Unrealized foreign exchange	(69,502)	5,321
Changes in operating assets and liabilities
Inventory	7,672	3,757
Other current assets	21,833	19,810
Accounts payable	79,932	105,666
Accrued liabilities	(30,144)	(20,255)
Unearned revenue	-	(6,814)
Due to related parties	105,497	(11,962)
Net cash flows used in operating activities	(412,512)	(695,398)

Cash flows used in investing activities
Acquisition of equipment	(1,574)	(2,463)
Net cash used in investing activities	(1,574)	(2,463)

Cash flows from financing activities
Advances payable	-	15,000
Proceeds from notes payable	226,186	252,650
Proceeds from subscription to shares	167,000	486,000
Net cash provided by financing activities	393,186	753,650

Effects of foreign currency exchange on cash	1,777	103
Increase (decrease) in cash	(19,123)	55,892
Cash, beginning	45,090	57,172
Cash, ending	$25,967	$113,064

Non-cash financing transactions:
Exercise of warrants for debt	$-	$374,148
Exercise of options for debt	$124,243	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 15, 2020. The interim unaudited condensed consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and nine-month periods ended February 28, 2021, are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

Going concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2021, the Company has not achieved profitable operations and has accumulated a deficit of $8,619,066. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 7) at February 28, 2021, and at May 31, 2020:

	February 28, 2021	May 31, 2020
Due to the Chief Executive Officer (“CEO”)	$112,200	$103,200
Due to the Chief Financial Officer (“CFO”)	8,560	9,533
Due to/(from) the Vice President (“VP”), Technology and Operations	(3,504)	34,219
Due to a company controlled by the Chief Operating Officer (“COO”)(1)	657,318	n/a
Due to a major shareholder	-	86,786
Due to a company controlled by the COO and major shareholder	2,575	n/a
Due to a company of which the COO is a director of	174	n/a
Due to related parties	$777,323	$233,738

(1)John da Costa was appointed Director and Chief Operating Officer of the Company on June 8, 2020, as of that date any company controlled by Mr. da Costa is considered to be a related entity.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the nine-month periods ended February 28, 2021 and February 29, 2020, the Company had the following transactions with related parties:

	February 28, 2021	February 29, 2020
Management fees incurred to the CEO	$9,000	$24,600
Management fees incurred to the CFO	21,000	9,000
Consulting fees incurred to the VP, Technology and Operations	34,019	34,450
Consulting fees incurred to the company controlled by the COO	117,227	n/a
Royalty incurred to the company of which the COO is a director of	99	n/a
Royalty incurred to the company controlled by the COO and a major shareholder	267	n/a
Total transactions with related parties	$181,612	$68,050

NOTE 3 - INVENTORY

As at February 28, 2021, the inventory consisted of eBalance® devices and accessories held for sale valued at $26,588 (May 31, 2020 - $29,405) and work in progress, that included unfinished eBalance® devices and supplies required for manufacturing valued at $21,868 (May 31, 2020 - $22,481).

NOTE 4 - OTHER CURRENT ASSETS

As at February 28, 2021, other current assets consisted of $14,759 in prepaid expenses (May 31, 2020 - $44,021) and $9,194 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2020 - $16,346).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at February 28, 2021 and May 31, 2020 are as follows:

	February 28, 2021	May 31, 2020
Book value, beginning of the period	$1,836	$1,281
Changes during the period	1,574	2,463
Amortization	(1,888)	(1,846)
Foreign exchange	145	(62)
Book value, end of the period	$1,667	$1,836

NOTE 6 - REVENUE

During the nine-month period ended February 28, 2021, the Company’s revenue consisted of sales of the Company’s eBalance® devices to end-users and monthly subscriptions to eBalance® microcurrent treatments. During the comparative nine-month period ended February 29, 2020, the Company’s revenue consisted of sales of its eBalance® devices, and the fees associated with the rights to the wholesale distribution of eBalance® devices pursuant to a letter of intent the Company entered into on June 6, 2019, which granted a potential distributor rights to all Mainland China, not including Hong Kong.  Following are the details of revenue and associated costs:

	Three months ended		Nine months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales of eBalance® devices	$2,286	$2,285	$2,286	$14,385
Monthly subscriptions	2,088	95	5,426	95
Cost of eBalance® devices and services	(2,393)	(1,574)	(3,697)	(6,058)
Royalty payable	(313)	(266)	(366)	(1,679)
Distribution rights	-	6,562	-	25,000
Gross margin	$1,668	$7,102	$3,649	$31,743

NOTE 7 - NOTES AND ADVANCES PAYABLE

The tables below summarize the notes and advances outstanding as at February 28, 2021, and May 31, 2020:

As at February 28, 2021
Principal Outstanding	Interest Rate per Annum		Accrued Interest(6)	Total Book Value
$327,650	6%	Convertible(1)	$26,223	$353,873
216,596	6%	Non-convertible(2)	8,632	225,228
32,822	6%	Related party(3)	1,002	33,824
35,606	6%	Related party(4)	3,360	38,966
15,767	6%	Related party(3)	617	16,384
40,780	0%	Related party advances(5)	-	40,780
48,250	0%	Advances(5)	-	48,250
$717,471			$39,834	$757,305

As at May 31, 2020
Principal Outstanding	Interest Rate per Annum		Accrued Interest(6)	Total Book Value
$327,650	6%	Convertible(1)	$10,731	$338,381
28,630	6%	Non-convertible(2)	3,464	32,094
6,625	6%	Related party(3)	308	6,933
35,606	6%	Related party(4)	1,654	37,260
87,769	0%	Advances(5)	-	87,769
$486,280			$16,157	$502,437

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

During the nine-month period ended February 28, 2021, the Company recorded $15,492 in interest on the convertible loans payable (2020 - $6,108).

(2) Non-convertible Loans Payable

During the nine-month period ended February 28, 2021, the Company entered into several short-term loan agreements with two lenders for a total of $186,000 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at February 28, 2021, the Company owed a total of $225,228 (2020 - $32,094) under 6% unsecured loan agreements.

During the nine-month period ended February 28, 2021, the Company recorded $4,915 in interest on these loans (2020 - $1,436).

(3) Related Party Loans Payable

During the nine-month period ended February 28, 2021, the Company’s subsidiary, Cell MedX Canada, entered into several short-term loan agreements with Mr. Jeffs, the Company’s major shareholder, for a total of $25,413 (CAD$32,500) in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at February 28, 2021, the Company owed a total of $33,824 (2020 - $6,933) under unsecured notes payable with Mr. Jeffs. During the nine-month period ended February 28, 2021, the Company recorded $643 in interest on the notes payable due to Mr. Jeffs. (2020 - $2,531).

On July 9, 2020, the Company entered into a loan agreement for $14,773 (CAD$20,000) with a related party. The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable from the first proceeds of warrants that may be exercised subsequent to the money being lent under the loan agreement or on July 9, 2021, whichever comes first. During the nine-month period ended February 28, 2021, the Company recorded $599 in interest on the principal (2020 - $Nil).

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

As at February 28, 2021, the Company owed Mr. Jeffs $38,966 under the Credit Line (2020 - $37,260), which continues to accumulate interest at 6% per annum compounded monthly. During the nine-month period ended February 28, 2021, the Company recorded $1,706 in interest on the principal outstanding under the Credit Line (2020 - $5,235).

(5) Advances Payable

As at February 28, 2021, the Company owed a total of $89,030 (2020 - $87,769) for advances the Company received in its fiscal 2019 and 2020 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,955 was owed to Da Costa Management Corp, a company owned by John da Costa, who was appointed the Company’s COO and Director on June 8, 2020 (2020 - $3,639), $11,825 (2020 - $10,880) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2), and $25,000 (2020 - $25,000) was owed to Mr. David Jeffs, the CEO and President of Live Current Media, Inc., of which Mr. da Costa is director of.

(6) Interest Expense

During the nine-month period ended February 28, 2021, the Company recorded a total of $23,358 (2020 - $15,310) in interest expense associated with its liabilities under the notes and advances payable.

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

Options

The changes in the number of stock options outstanding during the nine-month period ended February 28, 2021, and for the year ended May 31, 2020, are as follows:

	Nine months ended February 28, 2021		Year ended May 31, 2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	7,050,000	$0.24	7,050,000		$0.24
Options exercised	(2,484,855)	$0.05	-	$	n/a
Options expired	(1,515,145)	$0.35	-	$	n/a
Options outstanding, ending	3,050,000	$0.35	7,050,000		$0.24

Details of options outstanding and exercisable as at February 28, 2021, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
500,000	$0.35	August 5, 2015	April 1, 2021
500,000	$0.35	August 5, 2015	July 1, 2021
2,050,000	$0.35	August 24, 2017	August 23, 2022
3,050,000	$0.35

At February 28, 2021, the weighted average remaining contractual life of the stock options outstanding was 1.07 years.

Warrants

The changes in the number of warrants outstanding during the nine-month period ended February 28, 2021, and for the year ended May 31, 2020, are as follows:

	Nine months ended February 28, 2021			Year ended May 31, 2020
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	18,864,605		$0.94	20,297,565		$0.78
Warrants issued	988,000		$0.35/$0.50	6,050,000		$0.38
Warrants exercised	-	$	n/a	(7,482,960)		$0.05
Warrants expired	(1,720,000)		$1.50	-	$	n/a
Warrants outstanding, ending	18,132,605		$0.86	18,864,605		$0.94

Details of warrants outstanding as at February 28, 2021, are as follows:

Number of warrants exercisable	Grant date	Exercise price
2,000,000	March 3, 2016	$0.75 expiring on March 3, 2021
9,094,605	October 12, 2016	$1.50 expiring on October 12, 2021
3,950,000	June 24, 2019	$0.20 expiring on June 24, 2021
100,000	July 22, 2019	$0.20 expiring on July 22, 2021
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
988,000	July 30, 2020	$0.50 expiring on July 30, 2022
18,132,605

At February 28, 2021, the weighted average life of the warrants was 0.86 years.

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

Results of Operations for the Three and Nine Months ended February 28, 2021 and February 29, 2020

Our operating results for the three- and nine-month periods ended February 28, 2021 and February 29, 2020, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Nine Months Ended
	February 28, 2021	February 29, 2020	Percentage Increase/ (Decrease)	February 28, 2021	February 29, 2020	Percentage Increase/ (Decrease)
Sales	$4,374	$2,380	83.8%	$7,712	$14,480	(46.7)%
Distribution rights	-	6,562	(100.0)%	-	25,000	(100.0)%
Cost of goods	(2,706)	(1,840)	47.1%	(4,063)	(7,737)	(47.5)%
Gross margin	1,668	7,102	(76.5)%	3,649	31,743	(88.5)%
Operating expenses
Amortization	520	546	(4.8)%	1,888	1,359	38.9%
Consulting fees	63,746	63,271	0.8%	203,133	214,270	(5.2)%
Distribution expenses	-	18,968	(100.0)%	261	54,588	(99.5)%
General and administrative expenses	37,232	69,442	(46.4)%	150,735	288,084	(47.7)%
Research and development costs	70,145	109,115	(35.7)%	193,820	265,722	(27.1)%
Total operating expenses	171,643	261,342	(34.3)%	549,837	824,023	(33.3)%
Interest	9,033	4,575	97.4%	23,358	15,310	52.6%
Loss on reacquisition of distribution rights	-	102,093	(100.0)%	-	102,093	(100.0)%
Net loss	$179,008	$360,908	(50.4)%	$569,546	$909,683	(37.4)%

Revenues

During the three-month period ended February 28, 2021, we recognized $4,374 in revenue, which consisted of $2,286 we received from sales of our eBalance® wellness devices, and $2,088 from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $2,706.

During the three-month period ended February 29, 2020, we recognized $2,380  in revenue, which consisted of $2,285 we received from sales of our eBalance® wellness devices, and $95 from monthly recurring revenue associated with the eBalance® treatment packages.  The cost attributed to this revenue was $1,840.

During the nine-month period ended February 28, 2021, we recognized $7,712 in revenue, which consisted of $2,286 we received from sales of our eBalance® wellness devices, and $5,426 from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $4,063.

During the nine-month period ended February 29, 2020, we recognized $14,480 in revenue, which consisted of $14,385 we received from sales of our eBalance® wellness devices, and $95 from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $7,737.

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

Operating Expenses

During the three-month period ended February 28, 2021, our operating expenses decreased by 34.3% from $261,342 we incurred during the three months ended February 29, 2020, to $171,643 we incurred during the three months ended February 28, 2021. The most significant expenses during this period included $70,145 in research and development fees (February 29, 2020 - $109,115), $63,746 in consulting fees (February 29, 2020 - $63,271), $19,500 we incurred in corporate communication fees (February 29, 2020- $20,445), $4,774 in accounting and audit fees (February 29, 2020 - $4,016), and $10,500 in management fees (February 29, 2020 - $6,000). During the comparative three-month period ended February 29, 2020 we incurred $18,968 in distribution expenses paid or accrued to our sales representatives, expense that we did not incur in the current period.

On a year-to-date basis, the most significant changes were as follows:

•During the nine-month period ended February 28, 2021, our consulting fees decreased by $11,137, or 5.2%, from $214,270 we incurred during the nine-month period ended February 29, 2020, to $203,133 we incurred during the nine-month period ended February 28, 2021. Larger consulting fees during the comparative period ended February 29, 2020, were associated with $25,000 we paid for consultation on setting up our distribution channels in China.

•Our research and development fees for the nine-month period ended February 28, 2021, decreased by $71,902, or 27.1%, from $265,722 we incurred during the nine-month period ended February 29, 2020, to $193,820 we incurred during the nine-month period ended February 28, 2021. The lower research and development fees during the nine-month period ended February 28, 2021, were associated with the conclusion of the work associated with Health Canada certifications, and reduced work load associated with our 510(K) submission to the FDA. In addition, we continued minor developments of the eBalance® systems.

•Our general and administrative fees for the nine-month period ended February 28, 2021, decreased by $137,349, or 47.7%, from $288,084 we incurred during the nine-month period ended February 29, 2020, to $150,735 we incurred during the nine-month period ended February 28, 2021. The largest two factors that contributed to this change were associated with fluctuation in foreign exchange rates, which, during the nine-month period ended February 28, 2021, resulted in $65,944 gain, as compared to $7,367 loss during the comparative period, and our expenditures on corporate communications, which decreased by $46,882 to $113,082 we recorded during the nine-month period ended February 28, 2021, as compared to $159,964 we incurred during the nine-month period ended February 29, 2020. Other factors that affected our general and administrative fees were associated with a $12,144 decrease to our accounting and audit fees, which decreased from $26,941 we incurred during the nine-month period ended February 29, 2020, to $14,797 for the nine-month period ended February 28, 2021. Our management fees decreased by $3,600 from $33,600 we incurred during the nine-month period ended February 29, 2020 to $30,000 we incurred during the nine-month period ended February 28, 2021, the decrease resulted from renegotiation of monthly management fees with the Company’s CEO and the CFO. In addition, during the current period, we incurred $4,134 in marketing and advertising fees as opposed to $13,983 we incurred during the nine-month period ended February 29, 2020. These decreases were in part offset by a $12,596 increase in professional fees, from $9,794 we incurred during the nine-month period ended February 29, 2020, to $22,390 we incurred during the nine-month period ended February 28, 2021.

•During the nine-month period ended February 28, 2021, we incurred $261 in distribution expenses we paid or accrued to our sales representatives (February 29, 2020- $54,588). Based on our agreements with the sales representatives, we agreed to pay CAD$350 as commission for each eBalance® device they sell. In order to allow our sales representatives to establish their customer base, during the nine-month period ended February 29, 2020, we were paying a monthly fee of CAD$5,000 to each sales representative. Due to a delay in securing Health Canada Class II device licenses, we suspended our agreements with the sales representatives in January 2020. As of the date of this Quarterly Report on Form 10-Q the agreements with the sales representatives continue to be suspended.

Other Items

During the three-month period ended February 28, 2021, we accrued $9,033 (February 29, 2020 - $4,575) in interest associated with the outstanding notes payable. On a year-to-date basis, we accrued $23,358 (February 29, 2020 - $15,310) in interest associated with the outstanding notes payable. Of this interest, $2,352 (February 29, 2020 - $7,766) represented interest we accrued on the notes payable we issued to Mr. Jeffs, our major shareholder.

During the three- and nine-month periods ended February 29, 2020, we recorded $102,093 loss on reacquisition of distribution rights from Live Current Media Inc. We did not have similar expenses during the comparative periods ended February 28, 2021.

Liquidity and Capital Resources

Working Capital

	As at February 28, 2021	As at May 31, 2020	Percentage Change
Current assets	$98,376	$157,343	(37.5)%
Current liabilities	1,989,585	1,679,523	18.5%
Working capital deficit	$(1,891,209)	$(1,522,180)	24.2%

As of February 28, 2021, we had a cash balance of $25,967, a working capital deficit of $1,891,209 and cash flows used in operations of $412,512 for the period then ended. During the nine-month period ended February 28, 2021, we funded our operations with $167,000 received from our private placement financing, and $226,186 we borrowed under loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended February 28, 2021. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Nine months ended
	February 28, 2021	February 29, 2020
Cash flows used in operating activities	$(412,512)	$(695,398)
Cash flows used in investing activities	(1,574)	(2,463)
Cash flows provided by financing activities	393,186	753,650
Effects of foreign currency exchange on cash	1,777	103
Net increase (decrease) in cash during the period	$(19,123)	$55,892

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2021, was $412,512. This cash was primarily used to cover our cash operating expenses of $597,302 and to decrease our accrued liabilities by $30,144. These uses of cash were offset by $105,497 increase in amounts due to related parties, $21,833 decrease in other current assets, $79,932 increase in our accounts payable, and by a $7,672 decrease in inventory.

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

Non-cash transactions

During the nine-month period ended February 28, 2021, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$23,358 (2020 - $15,310) in interest we accrued on the outstanding notes payable. Of this interest, $2,352 (2020 - $7,766) was accrued on the notes payable we issued to Mr. Jeffs;

•$69,502 in unrealized foreign exchange gain (2020 - $5,321 loss), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$1,888 (2020 - $1,359) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$16,500 (2020 - $Nil) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultant for investor relation services in April 2020.

During the nine-month period ended February 29, 2020, we recognized $102,093 as loss on reacquisition of distribution rights from LIVC pursuant to the Buyback Agreement dated January 29, 2020. We did not have similar transactions during the nine-month period ended February 28, 2021.

Net Cash Used in Investing Activities

During the nine-month period ended February 28, 2021, we purchased office equipment for $1,574 (2020 - $2,463).

Net Cash Provided by Financing Activities

During the nine-month period ended February 28, 2021, we received $226,186 under loan agreements, which are payable on demand and accumulate interest at 6% per annum. In addition, we received $167,000 on closing of our non-brokered private placement for 988,000 units of our common stock at $0.25 per unit for total proceeds of $247,000, of which $80,000 was received during the year ended May 31, 2020. We did not incur any share-issuance costs associated with the units issued as part of the private placement financing.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at February 28, 2021, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at February 28, 2021, we had accumulated a deficit of $8,619,066 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 28, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have a very limited operating history and thus our progress as well as potential future success cannot be reasonably estimated. Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. We continue to face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $8,619,066 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

The market for our common stock is limited and investors may have difficulty selling their stock.

Our shares are currently traded on the over the counter market, with quotations entered for our common stock on the OTCQB under the symbol “CMXC.” However, the volume of trading in our common stock is currently limited. As a result, holders of our common stock may have difficulty selling their shares.

Because our common stock is a penny stock, stockholders may be further limited in their ability to sell their shares.

Our shares constitute a penny stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are expected to remain classified as a penny stock for the foreseeable future. Classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to Rules 15g-2 through 15g-9 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

Or

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock

We have not paid nor anticipate paying cash dividends on our common stock.

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

We do not expect to declare any dividends in the foreseeable future as we expect to spend any funds legally available for the payment of dividends on the development of our business

No assurance that forward-looking assessments will be realized.

Our ability to accomplish our objectives and whether or not we are financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are in the discretion and control of management and others are beyond management’s control. The assumptions and hypotheses used in preparing any forward-looking assessments contained herein are considered reasonable by management. There can be no assurance, however, that any projections or assessments contained herein or otherwise made by management will be realized or achieved at any level.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN OUR SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT WE FILE FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX, AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN OUR SECURITIES. AN INVESTMENT IN OUR SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)

Exhibit
Number	Description of Document
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp.
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document
101

The following materials from this Quarterly Report on Form 10-Q for the three- and nine-month periods ended February 28, 2021 and February 29, 2020 formatted in XBRL (extensible Business Reporting Language):

(1) Unaudited Condensed Consolidated Balance Sheets at February 28, 2021 and as at May 31, 2020.
(2) Unaudited Condensed Consolidated Statements of Operations for the three- and nine-month periods ended February 28, 2021 and February 29, 2020.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at February 28, 2021 and February 29, 2020.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2021 and February 29, 2020.

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

(12)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2020

(13)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2020

(14)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020

(15)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2020

(16)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: April 9, 2021	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 9, 2021	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)