Form 10-K
period 2021-05-31
Cell MedX Corp.
filed 2021-08-30
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

i

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

☒ Yes ☐ No

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

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,765,901 based on average of closing bid and ask for Cell MedX Corp. shares on November 30, 2020.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 30, 2021
common stock - $0.001 par value	62,923,063

ii

Contents

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2021, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Risks related to the rapid expansion of the COVID-19 pandemic

We are cognizant of the continued expansion of the COVID-19 pandemic and the resulting global implications. To date, we have experienced minor disruptions to our day-to-day operations associated with delayed services resulting from various COVID-19 restrictions and shortage of man power experienced by some of our service providers. We are cautious that there continues to be a possibility for increase of the restrictions currently in place, or addition of new restrictions currently not known to us. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

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

eBalance® Technology

eBalance® Technology is based on the science of bioelectric signals, their effect on epigenetic events within human body, and ability to modify and effect the behavior of cells, tissue, and organs. The eBalance® Systems utilize microcurrent electrical therapy (MEY) to deliver subsensory micro amperage current to the patient/user to support general wellness or provide temporary relief of pain. Based on this technology Cell MedX is developing a radically different and very promising family of devices whose core technology demarcates it from the approaches currently in use and those in the “future advance” pipeline as reflected in current medical literature.

eBalance® Technology is intended to expand the traditional healthcare model of managing various pathological diseases and ailments, such as diabetes, Parkinson’s disease, neuropathy, poor kidney function, high blood pressure, as well as  others. eBalance® Technology became a cornerstone to the Company’s medical device systems, eBalance® Pro and eBalance® Home. eBalance® Pro System was designed for use by healthcare professionals in a clinical setting; eBalance® Home System, due to its simple interface and ease of use, enables patients to easily incorporate it into their lifestyles and continue to manage their symptoms in the comfort of their own home or while traveling.

A research and development plan adopted by the Company included a series of investigations that allowed the Company to move the eBalance® Device from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the eBalance® Medical Device Systems and define a set of claims that are being used for submission to the FDA’s  rigorous Pre-Market Approval (PMA) process for 510(k) clearance, which is currently ongoing, as well as to successfully receive Health Canada Class II Medical Device System Certification for the eBalance® Home System and eBalance® Pro System. Both systems are intended to be used for temporary relief of pain associated with sore-aching muscles in the shoulder, waist, back, neck, upper extremities (arm) and lower extremities (leg) due to strain from exercise or normal household work activities and general relation. The Health Canada Certifications received  for the eBalance® Home System and eBalance® Pro System in July and August 2020, respectively, allowed the Company to define  marketing claims for the  eBalance® products, and will become the foundation for sales & marketing initiatives in the next phase of the Company’s operations. The results of the clinical observational trial the Company finalized during its Fiscal 2018 year (the “Clinical Study”)  on  the effects of  eBalance® technology confirm that claims such as diabetes management, reductions in average blood sugar (HbA1C), improvement of other markers that denote the degree and quality of blood sugar control, pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease, among several other positive results, warrant further investigation of the eBalance® Systems.

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

Many cells in the human body are “electrically excitable” including those involved with production of chemical signals that affect blood sugar. One example of such a cell of the endocrine type is the L cell, which resides in the gut and secretes cell glucagon-like peptide-1 (GLP-1), glucagon-like peptide-2 (GLP-2), peptide YY (PYY) and oxyntomodulin. GLP-1 is an enteric hormone that stimulates insulin secretion and improves glycaemia in Type 2 diabetes. There is evidence that in Type 2 diabetes these cells become “unsynchronized”. Growing these cells in tissue culture and subjecting them to specific electrical signals can act to resynchronize their chemical activity and alter their behavior as a “dispersed” metabolic organ. This serves as an illustration of how endogenous ion flows may serve as key epigenetic regulators of cell behavior and suggests that bioelectric mechanisms might be harnessed at a whole organism level to cause functional regenerative changes. It is possible that eBalance® Technology may affect these processes, although that has yet to be established. We intend to explore this hypothesis in greater detail during our future clinical trials.

The eBalance® Systems deliver microcurrent energy as electrical pulses that pass through the skin to the underlying peripheral nerves to aid in the blocking of pain signals traveling to the brain. These support general relaxation, pain management and may offer additional clinical benefits, as observed in the Company’s Health Canada approved Clinical Study.

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

According to information published by the International Diabetes Federation (“IDF”) in its IDF Diabetes Atlas 9th Edition 2019 (www.diabetesatlas.org), in 2019, approximately 463 million adults (20-79 years) were living with diabetes; by 2045 this will rise to 700 million. A further 374 million people are at an increased risk of developing Type 2 diabetes.1

Diabetes mellitus (DM) is a heterogeneous group of metabolic disorders characterized by hyperglycemia (high blood sugar levels) with impaired metabolism of carbohydrate, fat and proteins resulting from defects in insulin secretion, insulin action, or both. Diabetes is one of the world’s oldest diseases with the syndrome being discovered centuries ago. The worldwide increase in the prevalence of diabetes has highlighted the need for increased research efforts into treatment options for both the disease itself and its associated complications.

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

1 International Diabetes Federation. (2019). IDF Diabetes Atlas - Ninth Edition - https://www.diabetesatlas.org/en/

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

Expansion of Disease Focus

Given the size of the market for diabetes control and management, the current eBalance® Technology has significant potential of success based solely on treating complications caused by diabetes. However, in order to capture a larger market share, the Company is looking into developing more specialized software / treatment options which will allow the Company to continue to grow its market share to sustain the constant revenue streams. The Company anticipates that it will commence development of specialized software to target other ailments such as gout, hypertension, heart disease, neurological disorders, and depression, among others. As of the date of this Annual Report on Form 10-K, the Company has not determined the timeframe for rolling out such expansion, however, based on the in-house observations of the effects of eBalance® Therapy on the human body, as well as positive response from the Clinical Study subjects, the Company feels additional research and development in the use of eBalance® technology in the treatment of chronic and complex care conditions warrants additional investigation.

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

Empirical Modeling

The first-in-human observations took place over many years and were carefully documented. The results of these observations lead to the belief that a specific device with a specific set of bioelectric signals of known waveform, frequency, amplitude, pulse, and duration, accompanied by sensing circuits that respond to fluctuations in the body’s response, in a closed feedback loop, produced cumulative effects that led to remarkable global effects in functional aspects of living in a person who had lived with Type 1 diabetes since age 10. Research and development involving patients with longstanding Type 2 diabetes, yielded findings of a similar nature in a limited time frame. These observations were followed by broader observational studies by Cell MedX.

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

Diabetes

The Clinical Study, tested the effectiveness of the eBalance® therapy as an adjunct treatment for diabetes and related complications in Type 1 and Type 2 diabetics over three months. The results of the Clinical Study showed that after three months of eBalance® treatments, average fasting blood glucose levels declined by 12.3% from 10.5 to 9.2 millimoles per litre. Plasma insulin declined by 46.7% from 168 to 78 picomoles per liter. These results indicate that, on average, the blood glucose uptake was increased and that less insulin was required to achieve that uptake. HbA1c levels declined by 0.16% from 8.36% to 8.20%. A longer double-blind, placebo-controlled study may be conducted in the future to determine if  HbA1c levels would be further reduced as improving HbA1c by just 1% for individuals with Type 1 or Type 2 diabetes lowers their risk of combined microvascular complications by 25%.2

One of the largest diabetes clinical trials ever conducted, the UK Prospective Diabetes Study (UKPDS) showed that for every 1% reduction in HbA1c, the relative risk for:

•Microvascular complications decreased by 37%;

•Heart Failure decreased by 16%;

•Diabetes-related deaths decreased by 21%; and

•Myocardial infarction decreased by 14%.3

2 Diabetes Control and Complications Trial (DCCT): https://www.niddk.nih.gov/about-niddk/research-areas/diabetes/blood-glucose-control-studies-type-1-diabetes-dcct-edic.

3 The UK Prospective Diabetes Study (UKPDS): clinical and therapeutic implications for type 2 diabetes (UKPDS): https://www.ncbi.nlm.nih.gov/pmc/articles/PMC2014359/

Blood pressure

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

The successful completion of the first batch of Canadian-built eBalance® Systems allowed the Company to continue manufacturing, research and development, along with testing of the eBalance® Systems. As of the date of this Annual Report, the Company’s products based on eBalance® Technology include two Health Canada Class II Medical Device Systems - the eBalance® Pro System, and eBalance® Home System.

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

The assessment report was finalized in mid-March 2020, and on March 31, 2020, the Company received Certificate No. FM 716345, certifying that the Company operates a Quality Management System which complies with the requirements of ISO 13485:2016 for design, development and manufacture of microcurrent therapeutic devices for wellness and pain relief, and on June 2, 2020, received a certificate #MDSAP 716274.

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

Prior to selling our eBalance® Home and Pro Systems for the treatment in the United States, the Company will be required to apply for an approval from the FDA. As of the date of this Annual Report we are in the process of completing the necessary documentation and testing required for the 510(K) submission to the FDA.

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

Marketing Plans

The Company intends to commence its marketing plans for eBalance® Home and eBalance® Pro Systems in Canada in the fall of 2021 by engaging authorized dealers and distributors of medical equipment to market its eBalance® Pro System to professional and institutional users. The eBalance® Home System will be marketed through authorized dealers as well as in-house sales force. In the US, the Company cannot  market its eBalance® Systems until such time as  both eBalance® Systems receive FDA 510(k) clearance.

During the year ended May 31, 2020, the Company entered into sales and distribution agreements with several independent consultants, however, due to the delay in receiving all regulatory approvals, these agreements were cancelled.

On March 21, 2019, the Company entered into an exclusive worldwide distribution agreement (the “Agreement”) with Live Current Media, Inc. (“LIVC”), a company of which John da Costa, Cell MedX’s director and COO is a director of, for worldwide distribution rights to eBalance® devices in an end-user market (the “Direct Rights”). To secure the right to earn the exclusive worldwide distribution rights LIVC paid a one-time fee of $250,000. In order to maintain the exclusivity, LIVC had to order a minimum of 2,000 devices by the end of a 24-month period from the date the eBalance® device receives its 510K clearance from the FDA (the “Initial Term”). The Company agreed to sell the eBalance® devices to LIVC at a 20% discount to the regular retail price in place at the time of the order (the “License Fee”), with 50% of the License Fee payable at the time of placing an order, and remaining 50% payable on the specified delivery date of the devices. In addition, the Company agreed that during the Initial Term the License Fee for the eBalance® devices will be fixed at CAD$2,400 per device. In addition to the License Fee, LIVC was required to pay a monthly recurring fee per each eBalance® device equal to 50% of the regular monthly home-use fee set by the Company. Following the Initial Term, the minimum monthly fee was to be $100,000.

On January 29, 2020, the Company reacquired the Direct Rights from LIVC in exchange for a royalty on all sales of the eBalance® device up to an aggregate $507,500 calculated as follows:

1.$25 per eBalance® device sold, not to exceed 3,500 eBalance® devices; and

2.$5 per month for each eBalance® device generating recurring monthly revenue, up to an aggregate royalty of $420,000.

Should the recurring monthly fee be cancelled due to a change in the Company’s distribution model, the royalty will be replaced by a one-time payment of $145 per eBalance® device sold up to an aggregate of $507,500.

In addition to the royalty, the Company issued to LIVC share purchase warrants (the “Warrants”) entitling LIVC to purchase up to two million shares of the Company’s common stock as follows:

1.1,000,000 shares at $0.50 per share (the “$0.50 Warrant”) expiring on March 12, 2023

2.1,000,000 shares at $1.00 per share (the “$1.00 Warrant”) expiring on March 12, 2023

At the discretion of the Company, the expiry date of the warrants can be accelerated such that if the weighted average closing price (the “WAP”) of the Company’s shares over any 30 consecutive trading-day period is equal to or greater than $1.00 per share, the expiry date of the $0.50 Warrant can be accelerated to 30 days following the acceleration notice given by us to LIVC, and if the WAP is equal to or greater than $1.75 per share, the expiry date of the $1.00 Warrant may be accelerated to 30 days following the acceleration notice.

Competition

The current market for treatments that assist in the control and management of diabetes, its complications, as well as other ailments, including pain management, are highly competitive. However, since the Company’s eBalance® Pro and eBalance® Home Systems are based on the microcurrent therapy, which is not yet widely accepted in traditional medicine, direct competition for these Systems is not well defined.

Indirect competitors include a multitude of pharmaceutical companies that produce various drugs to maintain and prevent diabetes related complications; companies producing glucose monitoring devices, other pharmaceuticals to treat diseases and symptoms.

Competitors in electrical/microcurrent therapies include BodiHealth Systems, focusing on pain relief market in US; Electromedical Products International, Inc., the company that developed Alpha-Stim® PPM, which treats and alleviates acute, chronic or postoperative pain using microcurrent therapy, and several other companies currently involved in the microcurrent and electrical current therapies.

Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

The Company’s eBalance® Technology is not patented.

On August 10, 2021, the Canadian Intellectual Property Office approved the Company’s EBALANCE trademark application number 1867918, which the Company filed on November 14, 2017,  and issued certificate of registration number 1,104,935 registering the trademark EBALANCE in the name of the Company.  Earlier, on May 8, 2019, the European Union approved the Company’s eBalance® trademark application and issued certificate of registration number 017997155 registering the trademark eBalance® in the name of the Company. The eBalance® trademark was also registered in the U.K., bearing the registration number UK00003345540.

The Company’s eBalance® trademark application filed with the United States Patent and Trademark Office on December 11, 2017, continues to be under review.

On September 6, 2018, the Company entered into an IP Royalty Agreement with an IP Vendor. Pursuant to the IP Royalty Agreement the Company agreed to acquire certain additional developments and improvements for its eBalance® devices that were developed by the IP Vendor in exchange for a perpetual royalty of USD$350 or CAD$350, depending on the currency the revenue is generated in, for each device sold, distributed, or licensed whether through a distributor, sales representative or by the Company itself.

Also on September 6, 2018, the Company entered into a Royalty Agreement with Mr. Richard Jeffs, the Company’s major shareholder. Pursuant to the Royalty Agreement, the Company agreed to pay Mr. Jeffs, in perpetuity, a 10% royalty on the revenue the Company receives from its distributors or end-users introduced to the Company by Mr. Jeffs.

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

Risks Associated with our Company and our Industry

We operate in a highly competitive market. We face competition from large, well established medical device manufacturers and pharmaceutical companies in the market for treatment of pain and management of diabetes and related ailments. Many of these companies are very well accepted by health practitioners and have significant resources, and we may not be able to compete effectively.

The market for treatment and management of diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. We compete indirectly with pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, the MediSense Inc., and TheraSense Inc. These competitors’ products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate our target market they could threaten our position in the market.

We are subject to numerous governmental regulations which can increase our costs of developing the eBalance® Technology and products based on this technology.

Our products are subject to rigorous regulation by the FDA, Health Canada and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and approvals may not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, our products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In addition, no assurance can be given that we will remain in compliance with applicable FDA, Health Canada and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, advertising, and post-marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $8,960,356 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing, or our business will fail.

We must obtain additional capital, or our business will fail. In order to continue development of our eBalance® Technology and to successfully complete observational and clinical trials, we must secure more funds. Currently, we have limited resources and have already accumulated a deficit. We do not have immediate sources of financing. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on. We may also have to borrow large sums of money that require substantial capital and interest payments.

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

High & Low Bids
Period ended	High	Low
August 31, 2019	$0.70	$0.10
November 30, 2019	$1.62	$0.332
February 29, 2020	$0.375	$0.17
May 31, 2020	$0.77	$0.2001
August 31, 2020	$0.625	$0.28
November 30, 2020	$0.50	$0.26
February 28, 2021	$0.316	$0.2517
May 31, 2021	$0.302	$0.21

HOLDERS OF RECORD

As of August 30, 2021, we had approximately 51 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119, and their telephone number is 702-361-3033.

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

On May 25, 2021, the Company issued 2,484,500 common shares of the Company (the “Shares”) on conversion of $529,577 the Company owed its debt holders under 6% demand notes payable and for non-interest-bearing advances. Concurrently with conversion of debt, the Company issued a total of 200,000 Shares as part of a non-brokered private placement financing at a price of $0.20 per Share for total proceeds to the Company of $40,000.

The Shares were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On May 24, 2021, the Company entered into two separate consulting agreements with Griffith Armada Capital and Mr. Howard Isaacs to provide investor relations and market awareness services to the Company. As consideration for the services provided, the Company issued to Griffith Armada Capital 99,999 restricted common shares (which were issued in three separate monthly installments of 33,333 common shares each beginning on June 24, 2021), and issued to Mr. Isaacs 50,000 restricted common shares (which were issued in two separate monthly installments of 25,000 common shares each beginning on June 24, 2021). The Company agreed to issue to Mr. Isaacs an additional 25,000 shares based on the services being provided.

The Shares issued to Griffith Armada Capital were issued pursuant to the provisions of Regulation S of the Act as Griffith Armada Capital represented that it is not a “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The Shares issued to Mr. Isaacs were issued pursuant to the provisions of Regulation D of the Act as Mr. Isaacs represented to the Company that he is an “Accredited Investor” as that term is defined in Rule 506(b) of Regulation D of the Act.

On August 9, 2021, the Company issued a total of 400,000 Shares as part of a non-brokered private placement financing at a price of $0.25 per Share for total proceeds to the Company of $100,000.

The Shares were issued pursuant to the provisions of Regulation S of the Act to the person who is not resident of the United States and is otherwise not “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2021	2020	(Decrease)
Revenue	$6,762	$19,634	(65.6)%
Distribution rights	-	76,190	(100.0)%
COGS	3,240	10,236	(68.3)%
Gross margin	3,522	85,588	(95.9)%
Operating expenses
Amortization	2,434	1,846	31.9%
Consulting fees	268,056	278,890	(3.9)%
Distribution expenses	261	53,786	(99.5)%
General and administrative expenses	185,777	396,201	(53.1)%
Impairment of inventory	42,568	-	n/a
Research and development costs	229,581	393,216	(41.6)%
Total operating expenses	728,677	1,123,939	(35.2)%
Other items
Gain (loss) on forgiveness of debt	(153,661)	68,816	(323.3)%
Interest	(32,020)	(21,069)	52.0%
Loss on reacquisition of distribution rights	-	(102,094)	(100.0)%
Net loss	$(910,836)	$(1,092,698)	(16.6)%

Revenues

During the year ended May 31, 2021, we recognized $6,762 in revenue we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $3,240 and included $692 in royalties we accrued on the sales.

During the year ended May 31, 2020, we recognized $19,634 in revenue, which consisted of $18,650 we received from sales of our eBalance® wellness devices, and $984 from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $10,236 and included $2,243 in royalties we accrued on the sales.

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

As of the date of this Annual Report on Form 10-K, we continue research and further development of our eBalance® Technology and devices based on this technology. During the summer of 2020, Health Canada granted our eBalance® Home and Pro Systems Class II medical device licenses, which allow us to market our eBalance® devices for wellness and pain management. Our certification with FDA continues to be ongoing; at the time of the filing of this Annual Report on Form 10-K we are in the process of compiling all required documentation for a 510(K) premarket submission, which will allow us to demonstrate that the eBalance® device is at least as safe and effective as a legally marketed device available on the market. Once our eBalance devices receive the 510(K) premarket clearance, we will be able to start our commercial activity in the USA.

Operating Expenses

During the year ended May 31, 2021, our operating expenses decreased by 35.2% from $1,123,939 incurred during the year ended May 31, 2020, to $728,677 incurred during the year ended May 31, 2021. The most significant changes were as follows:

•During the year ended May 31, 2021, our consulting fees decreased by $10,834, or 3.9%, from $278,890 we incurred during the year ended May 31, 2020, to $268,056 we incurred during the year ended May 31, 2021. Larger consulting fees during the comparative year ended May 31, 2020, were associated with $25,000 we paid for consultation on setting up our distribution channels in China.

•Our research and development fees for the year ended May 31, 2021, decreased by $163,635, or 41.6%, from $393,216 we incurred during the year ended May 31, 2020, to $229,581 we incurred during the year ended May 31, 2021. The lower research and development fees during the year ended May 31, 2021, were associated with the conclusion of the work associated with Health Canada certifications, and reduced work load associated with our 510(K) submission to the FDA. In addition, we continued minor developments of the eBalance® systems.

•Our general and administrative fees for the year ended May 31, 2021, decreased by $210,424, or 53.1%, from $396,201 we incurred during the year ended May 31, 2020, to $185,777 we incurred during the year ended May 31, 2021. The two largest factors that contributed to this change were associated with fluctuation in foreign exchange rates, which, during the year ended May 31, 2021, resulted in $112,206 gain, as compared to $25,498 loss during the comparative period, and the expenditures on corporate communications, which decreased by $67,164 to $126,879 we recorded during the year ended May 31, 2021, as compared to $194,043 we incurred during the year ended May 31, 2020. Other factors that affected our general and administrative fees were associated with a $12,386 decrease to our accounting and audit fees, which decreased from $54,694 we incurred during the year ended May 31, 2020, to $42,308 for the year ended May 31, 2021. In addition, during the current period, we incurred $5,538 in marketing and advertising fees as opposed to $17,893 we incurred during the year ended May 31, 2020. These decreases were in part offset by a $24,933 increase in professional fees, from $12,569 we incurred during the year ended May 31, 2020, to $37,502 we incurred during the year ended May 31, 2021 and by $900 increase to our management fees, which increased from $39,600 we incurred during the year ended May 31, 2020, to $40,500 we incurred during the year ended May 31, 2021.

•During the year ended May 31, 2021, we recognized $42,568 (May 31, 2020 - $Nil) as impairment of our inventory of eBalance® devices and additional supplies included in work in progress inventory, as we were not certain that the costs will be recovered.

•During the year ended May 31, 2021, we incurred $261 in distribution expenses we paid or accrued to our sales representatives (May 31, 2020- $53,786). Based on our agreements with the sales representatives, we agreed to pay CAD$350 as commission for each eBalance® device they sell. In order to allow our sales representatives to establish their customer base, during the year ended May 31, 2020, we were paying a monthly fee of CAD$5,000 to each sales representative. Due to a delay in securing Health Canada Class II device licenses as well as FDA approval, we suspended our agreements with the sales representatives in January 2020. As of the date of this Annual Report on Form 10-K the agreements with the sales representatives continue to be suspended.

Other Items

During the year ended May 31, 2021, we accrued $32,020 (May 31, 2020 - $21,069) in interest associated with the outstanding notes payable, of which $3,677 (May 31, 2020 - $8,427) were accrued on the notes payable we issued to Mr. Jeffs, our major shareholder.

During the year ended May 31, 2020, we recorded $102,094 loss on reacquisition of distribution rights from Live Current Media Inc. We did not have similar expenses during the year ended May 31, 2021.

On May 3, 2021, we entered into letter agreements with certain of our debt holders to convert a total of $481,327 we owed them under 6% notes payable, including $32,677 in accrued interest on these notes payable, and $48,250 we owed under non-interest-bearing advances payable into 2,484,500 common shares of the Company at a deemed price of $0.20 per share. At the time of conversion, our common shares were valued at $0.275, therefore we recorded $153,661 as loss on conversion of debt. We did not have similar transactions during the year ended May 31, 2020.

During the year ended May 31, 2020, we recognized $68,816 as gain on forgiveness of debt, when two vendors agreed to forgive the amounts we owed them for the services provided in our fiscal 2015.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Decrease
	2021	2020
Current assets	$51,047	$157,343	(67.6)%
Current liabilities	1,628,300	1,679,523	(3.0)%
Working capital deficit	$(1,577,253)	$(1,522,180)	3.6%

As of May 31, 2021, we had a cash balance of $20,753, a working capital deficit of $1,577,253 and cash flows used in operations of $560,432 for the period then ended. During the year ended May 31, 2021, we funded our operations with $207,000 received from our private placement financings and $328,096 we received in exchange for notes payable, which accumulate interest at 6% per annum, compounded monthly, and are due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended May 31, 2021. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2021	2020
Cash flows used in operating activities	$(560,432)	$(925,844)
Cash flows used in investing activities	(1,574)	(2,463)
Cash flows provided by financing activities	535,096	916,422
Effects of foreign currency exchange on cash	2,573	(197)
Net decrease in cash during the period	$(24,337)	$(12,082)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2021, was $560,432. This cash was primarily used to cover our cash operating expenses of $780,825. This use of cash was offset by $138,177 increase in amounts due to related parties, $54,080 increase in our accounts payable, and $25 increase in our accrued liabilities; our other current assets decreased by $15,397, and our inventory decreased by $12,714.

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

Non-cash transactions

During the years ended May 31, 2021 and 2020, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$42,568 (May 31, 2020 - $Nil) in impairment of our inventory of eBalance® devices and additional supplies required for manufacturing as we were not certain that the costs will be recovered;

•$32,020 (May 31, 2020 - $21,069) in interest we accrued on the outstanding notes payable. Of this interest, $3,677 (2020 - $8,427) was accrued on the notes payable we issued to Mr. Jeffs;

•$2,434 (May 31, 2020 - $1,846) in amortization of equipment we acquired for our manufacturing operations and for our office;

•$18,333 (May 31, 2020 - $3,667) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultant in April 2020 for investor relation services; and

•$153,661 in loss on conversion of debt (May 31, 2020 - $Nil) associated with letter agreements we entered into with certain of our debt holders, who agreed to convert a total of $481,327 we owed them under 6% notes payable, including $32,677 in accrued interest on these notes payable, and $48,250 we owed under non-interest-bearing advances payable into 2,484,500 common shares of the Company at a deemed price of $0.20 per share. At the time of conversion, our common shares were valued at $0.275, which resulted in a loss on conversion.

The above expenses were in part offset by $119,005 gain (May 31, 2020 - $20,183 loss) in unrealized foreign exchange, which resulted from fluctuations of Canadian dollar in relation to US dollar, our functional and reporting currency.

Net Cash Used in Investing Activities

During the year ended May 31, 2021, we used $1,574 to purchase additional office equipment (2020 - $2,463).

Net Cash Provided by Financing Activities

During the year ended May 31, 2021, we received $328,096 under loan agreements, which are payable on demand and accumulate interest at 6% per annum. In addition, we received $167,000 on closing of our non-brokered private placement for 988,000 units of our common stock at $0.25 per unit for total proceeds of $247,000, of which $80,000 was received during the year ended May 31, 2020, and $40,000 on closing of our non-brokered private placement for 200,000 shares of our common stock at $0.20 per share. We did not incur any share-issuance costs associated with the private placement financings we closed during the year ended May 31, 2021.

During the year ended May 31, 2020, we received $327,650 under convertible loan agreements, which were payable on demand and accumulated interest at 6% per annum. At discretion of the lenders, the amounts due under the loans could have been converted into the units of our common stock at the then-current price of private placement financing. In addition, we received a total of $15,000 in non-interest-bearing advances which were payable on demand. These loans and advances were converted to shares of our common stock during the year ended May 31, 2021.

In addition, during the year ended May 31, 2020, we received $7,772 related to the recovery of short-swing profits under Section 16(b) of the Act, and $486,000 on issuance of 4,050,000 units of our common stock, and $80,000 on subscription to units of our common stock, which were issued on July 30, 2020. We did not incur any share-issuance costs associated with the units issued as part of the private placement financing.

Going Concern

The notes to our audited consolidated financial statements at May 31, 2021, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at May 31, 2021, we had accumulated a deficit of $8,960,356 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2021 and 2020.

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

Recent accounting pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the  financial statements of the Company.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. (the "Company") as of May 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has limited liquidity and has not completed its efforts to establish a source of revenue sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada

August 30, 2021

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2021	May 31, 2020
ASSETS

Current assets
Cash	$20,753	$45,090
Inventory	-	51,886
Other current assets	30,294	60,367
Total current assets	51,047	157,343

Equipment	1,195	1,836
Total assets	$52,242	$159,179

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable	$431,593	$908,783
Accrued liabilities	35,183	34,565
Due to related parties	817,856	233,738
Notes and advances payable	343,668	502,437
Total liabilities	1,628,300	1,679,523

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,073,064 and 55,915,709 shares issued and outstanding at May 31, 2021 and 2020, respectively	62,073	55,916
Additional paid-in capital	7,076,476	5,988,153
Obligation to issue shares	-	80,000
Reserves	366,493	366,493
Accumulated deficit	(8,960,356)	(8,049,520)
Accumulated other comprehensive income (loss)	(120,744)	38,614
Total stockholders' deficit	(1,576,058)	(1,520,344)
Total liabilities and stockholders’ deficit	$52,242	$159,179

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2021	2020

Revenue
Sales	$6,762	$19,634
Distribution rights	-	76,190
Cost of goods sold	3,240	10,236
Gross margin	3,522	85,588

Operating expenses
Amortization	2,434	1,846
Consulting fees	268,056	278,890
Distribution expenses	261	53,786
General and administrative expenses	185,777	396,201
Impairment of inventory	42,568	-
Research and development costs	229,581	393,216
Total operating expenses	728,677	1,123,939

Other items
Gain (loss) on forgiveness of debt	(153,661)	68,816
Interest	(32,020)	(21,069)
Loss on reacquisition of distribution rights	-	(102,094)
Net loss	(910,836)	(1,092,698)

Foreign exchange translation income (loss)	(159,358)	22,900
Comprehensive loss	$(1,070,194)	$(1,069,798)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	58,763,796	53,477,515

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Obligation to Issue Shares	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2019	44,282,749	$44,283	$5,109,866	-	$14,400	$(6,956,822)	$15,714	$(1,772,559)

Shares issued for cash	4,050,000	4,050	481,950	-	-	-	-	486,000
Shares issued on exercise of warrants	7,482,960	7,483	366,665	-	-	-	-	374,148
Shares issued for services	100,000	100	21,900	-	-	-	-	22,000
Obligation to issue shares	-	-	-	80,000	-	-		80,000
Warrants issued on reacquisition of distribution rights	-	-	-	-	352,093	-	-	352,093
Cash received from short sell fees	-	-	7,772	-	-	-	-	7,772
Net loss for the year ended May 31, 2020	-	-	-	-	-	(1,092,698)	-	(1,092,698)
Translation to reporting currency	-	-	-	-	-	-	22,900	22,900

Balance - May 31, 2020	55,915,709	55,916	5,988,153	80,000	366,493	(8,049,520)	38,614	(1,520,344)

Shares issued for cash	1,188,000	1,188	285,812	(80,000)	-	-	-	207,000
Shares issued on exercise of options	2,484,855	2,485	121,758	-	-	-	-	124,243
Shares issued on settlement of debt	2,484,500	2,484	680,753	-	-	-	-	683,237
Net loss for the year ended May 31, 2021	-	-	-	-	-	(910,836)	-	(910,836)
Translation to reporting currency	-	-	-	-	-	-	(159,358)	(159,358)

Balance - May 31, 2021	62,073,064	$62,073	$7,076,476	-	$366,493	$(8,960,356)	$(120,744)	$(1,576,058)

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year ended May 31,
	2021	2020

Cash flows used in operating activities
Net loss	$(910,836)	$(1,092,698)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	32,020	21,069
Amortization	2,434	1,846
Impairment of inventory	42,568	-
Loss on reacquisition of distribution rights	-	102,094
Loss on settlement of debt	153,661	-
Non-cash investor relations fees	18,333	3,667
Unrealized foreign exchange	(119,005)	20,183
Changes in operating assets and liabilities
Inventory	12,714	20,503
Other current assets	15,397	16,152
Accounts payable	54,080	46,574
Accrued liabilities	25	9,188
Unearned revenue	-	(57,904)
Due to related parties	138,177	(16,518)
Net cash flows used in operating activities	(560,432)	(925,844)

Cash flows used in investing activities
Acquisition of equipment	(1,574)	(2,463)
Net cash used in investing activities	(1,574)	(2,463)

Cash flows provided by financing activities
Advances payable	-	15,000
Proceeds from notes payable	328,096	327,650
Proceeds from subscription to shares	207,000	566,000
Cash received from short sell fees	-	7,772
Net cash provided by financing activities	535,096	916,422

Effects of foreign currency exchange on cash	2,573	(197)
Decrease in cash	(24,337)	(12,082)
Cash, beginning	45,090	57,172
Cash, ending	$20,753	$$45,090

Non-cash financing transactions:
Exercise of warrants for debt	$-	$374,148
Exercise of options for debt	$124,243	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2021

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2021, the Company has not achieved profitable operations and has accumulated a deficit of $8,960,356. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2021 and 2020.

Stock options and other stock-based compensation

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees are recorded at fair value on the date of the grant. The fair value of all share purchase options is expensed over the vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital is recorded as an increase to share capital.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share purchase options. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Recent accounting pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the  financial statements of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 9) at May 31, 2021 and 2020:

	May 31, 2021	May 31, 2020
Due to the Chief Executive Officer (“CEO”)	$115,200	$103,200
Due to the Chief Financial Officer (“CFO”)	6,228	9,533
Due to/(from) the Vice President (“VP”), Technology and Operations	(3,682)	34,219
Due to a company controlled by the Chief Operating Officer (“COO”)(1)	696,878	n/a
Due to a major shareholder	-	86,786
Due to a company controlled by the COO and a major shareholder(1)	2,996	n/a
Due to Live Current Media, Inc. (“LIVC”), of which the COO is a director of(1)	236	n/a
Due to related parties	$817,856	$233,738

(1)John da Costa was appointed Director and Chief Operating Officer of the Company on June 8, 2020, as of that date any company controlled by Mr. da Costa is considered to be a related entity.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the years ended May 31, 2021 and 2020, the Company had the following transactions with related parties:

	May 31, 2021	May 31, 2020
Management fees incurred to the CEO	$12,000	$27,600
Management fees incurred to the CFO	28,500	12,000
Consulting fees incurred to the VP, Technology and Operations	46,025	45,291
Consulting fees incurred to the company controlled by the COO	157,920	n/a
Royalty incurred to LIVC	151	n/a
Royalty incurred to the company controlled by the COO and the major shareholder	541	n/a
Total transactions with related parties	$245,137	$84,891

NOTE 4 - INVENTORY

As at May 31, 2021, the inventory was valued at $Nil (May 31, 2020 - $29,405) and there was no work in progress (May 31, 2020 - $22,481).

During the year ended, May 31, 2021, the Company recognized an impairment of $42,568 on eBalance® devices and on additional supplies included in work in progress inventory, as management was not certain that the costs associated with the inventory would be recovered.

NOTE 5 - OTHER CURRENT ASSETS

As at May 31, 2021, other current assets consisted of $17,871 in prepaid expenses (May 31, 2020 - $44,021) and $12,423 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2020 - $16,346).

NOTE 6 - EQUIPMENT

Changes in the net book value of the equipment at May 31, 2021 and 2020 are as follows:

	May 31, 2021	May 31, 2020
Book value, beginning of the year	$1,836	$1,281
Changes during the period	1,574	2,463
Amortization	(2,434)	(1,846)
Foreign exchange	219	(62)
Book value, end of the year	$1,195	$1,836

NOTE 7 - REVENUE

During the year ended May 31, 2021, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments. During the year ended May 31, 2020, the Company generated additional revenue from sales of its eBalance® devices, and through sales of rights to the wholesale distribution of eBalance® devices. Following are the details of revenue and associated costs:

	Year ended May 31,
	2021	2020
Sales of eBalance® devices	$-	$18,650
Monthly subscriptions	6,762	984
Cost of eBalance® devices	(2,548)	(7,993)
Royalty payable	(692)	(2,243)
Distribution rights	-	76,190
Gross margin	$3,522	$85,588

NOTE 8 - DISTRIBUTION RIGHTS

On January 29, 2020, the Company entered into a buyback agreement (the “Buyback Agreement’) with Live Current Media, Inc. (“LIVC”), of which Mr. da Costa is director of, which was operating under the distribution rights agreement dated March 21, 2019 (the “Underlying Agreement”). Pursuant to the Buyback Agreement, the Company agreed to reacquire the exclusive distribution rights granted under the Underlying Agreement in exchange for a royalty on all sales of the eBalance® device up to an aggregate $507,500, and warrants to acquire up to 2,000,000 shares of the Company’s common stock (the “Warrants”) as follows:

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

NOTE 9 - NOTES AND ADVANCES PAYABLE

The tables below summarize the short-term loans and advances outstanding as at May 31, 2021 and 2020:

As at May 31, 2021
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$-	6%	Convertible(1)	$-	$-
96,845	6%	Non-convertible(2)	8,986	105,831
189,086	6%	Related party(3)	7,169	196,255
41,582	0%	Advances(4)	-	41,582
$327,513			$16,155	$343,668

As at May 31, 2020
Principal Outstanding	Interest Rate per Annum		Accrued Interest(5)	Total Book Value
$327,650	6%	Convertible(1)	$10,731	$338,381
28,630	6%	Non-convertible(2)	3,464	32,094
6,625	6%	Related party(3)	308	6,933
35,606	6%	Related party(3)	1,654	37,260
87,769	0%	Advances(4)	-	87,769
$486,280			$16,157	$502,437

(1) Convertible Loans Payable

During the year ended May 31, 2020, in order to support its daily operations and to secure required working capital, the Company entered into several short-term convertible loan agreements with two lenders for a total of $327,650 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. Pursuant to the loan agreements, the lenders had an option to convert any portion of principal and/or interest accrued thereon into restricted units of common stock in the capital of the Company on the terms and at a conversion price of the then-current private placement offering. The conversion rights were assessed to have $Nil value.

On May 3, 2021, the debt holders agreed to convert $327,650 of principal and $29,957 in accrued interest the Company owed to them under 6% convertible demand notes payable into 1,638,250 shares of the Company’s common stock at a deemed price of $0.20 per share. At the time of conversion, the Company’s shares were valued at $0.275, therefore the Company recorded $92,912 as loss on conversion of debt.

During the period from June 1, 2020, and up to May 3, 2021, the Company recorded $19,225 in interest on the convertible loans payable (2020 - $6,108).

(2) Non-convertible Loans Payable

During the year ended May 31, 2021, the Company entered into several short-term loan agreements with two lenders for a total of $186,000 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly.

On May 3, 2021, one of the debt holders agreed to convert $121,000 of principal and $2,720 in accrued interest the Company owed to the lender under 6% short-term loan agreements into 605,000 shares of the Company’s common stock at a deemed price of $0.20 per share. At the time of conversion, the Company’s common shares were valued at $0.275, therefore the Company recorded $42,655 as loss on conversion of debt.

During the year ended May 31, 2021, the Company recorded $7,779 in interest on the non-convertible loans payable (2020 - $1,436).

(3) Related Party Loans Payable

During the year ended May 31, 2021, the Company borrowed a total of $65,000 from Mr. Jeffs, the Company’s major shareholder, in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. In addition, the Company’s subsidiary, Cell MedX Canada, borrowed from Mr. Jeffs a total of $25,413 (CAD$32,500) under the same terms. As at May 31, 2021, the Company owed a total of $140,860

(2020 - $44,193) under unsecured notes payable with Mr. Jeffs. During the year ended May 31, 2021, the Company recorded $3,677 in interest on the notes payable due to Mr. Jeffs (2020 - $8,427).

On July 9, 2020, the Company entered into a loan agreement for $14,773 (CAD$20,000) with Mr. David Jeffs, the CEO and President of LIVC. The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable from the first proceeds of warrants that may be exercised subsequent to the money being lent under the loan agreement or on July 9, 2021, whichever comes first. During the year ended May 31, 2021, the Company recorded $854 in interest on the principal (2020 - $Nil).

On March 4, 2021, the Company entered into a loan agreement for $25,000 with a company of which Mr. David Jeffs is a director of. The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2021, the Company recorded $363 in interest on the principal (2020 - $Nil).

On March 29, 2021, the Company entered into a loan agreement for $11,910 (CAD$15,000) with Mrs. Jeffs, wife of Mr. Jeffs. The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2021, the Company recorded $120 in interest on the principal (2020 - $Nil).

As at May 31, 2021, the Company owed a total of $196,255 to related parties (2020 - $44,193) of which $7,169 was associated with interest accrued on the principal balances owed under the notes payable (2020 - $1,962).

(4) Advances Payable

On May 3, 2021, the debt holders agreed to convert $48,250 the Company owed to them for non-interest-bearing advances payable into 241,250 shares of the Company’s common stock at a deemed price of $0.20 per common share. At the time of conversion, the Company’s common shares were valued at $0.275, therefore the Company recorded $18,094 as loss on conversion of debt.

As at May 31, 2021, the Company owed a total of $41,582 (2020 - $87,769) for advances the Company received in its fiscal 2019 and 2020 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $4,156 was owed to Da Costa Management Corp, a company owned by John da Costa, who was appointed the Company’s COO and Director on June 8, 2020 (2020 - $3,639), $12,426 (2020 - $10,880) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 3), and $25,000 (2020 - $25,000) was owed to Mr. David Jeffs.

(5) Interest Expense

During the year ended May 31, 2021, the Company recorded a total of $32,020 (2020 - $21,069) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 10 - SHARE CAPITAL

Shares issued during the year ended May 31, 2021

On July 30, 2020, the Company issued 988,000 units of its common stock for gross proceeds of $247,000, of which $80,000 were received during the year ended May 31, 2020. Each unit consisted of one common share of the Company and one warrant allowing its holder to acquire an additional common share at $0.35 until January 30, 2021, and at $0.50 per share from January 30, 2021 to July 30, 2022.

On August 13, 2020, the Company issued 1,250,000 shares of its common stock to Ms. Arnett, the Company’s 10% shareholder, on the exercise of 1,250,000 options at $0.05 per option. Ms. Arnett chose to apply $62,500 the Company owed to her against the exercise price of the shares. Ms. Arnett transferred the remaining $24,712 the Company owed to her as at August 13, 2020, to Mr. Hargreaves, the Company’s director and VP; Technology and Operations, in a private transaction.

On August 13, 2020, the Company issued 1,234,855 shares of its common stock to Mr. Hargreaves, the Company’s VP; Technology and Operations, on the exercise of 1,234,855 shares at $0.05 per option. Mr. Hargreaves chose to apply $61,743 the Company owed to him against the exercise price of the shares.

On May 3, 2021, the Company and its debt holders entered into letter agreements to convert a total of $481,327 the Company owed to them under 6% notes payable and $48,250 the Company owed under non-interest-bearing advances payable into 2,484,500 shares of the Company’s common stock at a deemed price of $0.20 per common share. At the time of conversion, the Company’s common shares were valued at $0.275, therefore the Company recorded $153,661 as loss on conversion of debt. The shares were issued on May 25, 2021.

On May 25, 2021, the Company issued 200,000 shares of its common stock as part of a non-brokered private placement for total proceeds of $40,000.

Shares issued during the year ended May 31, 2020

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

On September 9, 2019, the Company issued 7,482,960 shares of its common stock on exercise of 7,482,960 warrants the Company granted to Mr. Jeffs in consideration for the Credit Line and in recognition of $124,128 previously advanced to the Company by Mr. Jeffs in series of separate loan agreements (Note 9). To exercise the warrants, Mr. Jeffs chose to apply $374,148, the Company owed under the Credit Line and notes payable against the purchase price of the shares.

On April 2, 2020, the Company entered into a 12-month consulting agreement for strategic business advisory services (the “Agreement”), which commenced on April 1, 2020. As part of the Agreement the Company issued to the consultant 100,000 shares of its common stock valued at $22,000, based on the fair market value of the Company’s shares on the date of the Agreement. As at May 31, 2020, $18,333 were set up as prepaid expenses.

Options

The changes in the number of stock options outstanding during the years ended May 31, 2021 and 2020 are as follows:

	Year ended May 31, 2021		Year ended May 31, 2020
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options outstanding, beginning	7,050,000	$0.24	7,050,000		$0.24
Options exercised	(2,484,855)	$0.05	-	$	n/a
Options cancelled	(2,015,145)	$0.35	-	$	n/a
Options outstanding, ending	2,550,000	$0.35	7,050,000		$0.24

Details of options outstanding and exercisable as at May 31, 2021, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
500,000(1)	$0.35	August 5, 2015	July 1, 2021
2,050,000	$0.35	August 24, 2017	August 23, 2022
2,550,000	$0.35

(1)Subsequent to May 31, 2021, these options expired unexercised.

At May 31, 2021, the weighted average remaining contractual life of the stock options outstanding was 1.01 years.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2021, and 2020, are as follows:

	Year ended May 31, 2021			Year ended May 31, 2020
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	18,864,605		$0.94	20,297,565		$0.78
Warrants issued	988,000		$0.50	6,050,000		$0.38
Warrants exercised	-	$	n/a	(7,482,960)		$0.05
Warrants expired	(3,720,000)		$1.10	-	$	n/a
Warrants outstanding, ending	16,132,605		$1.02	18,864,605		$0.94

Details of warrants outstanding as at May 31, 2021, are as follows:

Number of warrants exercisable	Grant date	Exercise price
9,094,605	October 12, 2016	$1.50 expiring on October 12, 2021
3,950,000(1)	June 24, 2019	$0.20 expiring on June 24, 2021
100,000(2)	July 22, 2019	$0.20 expiring on July 22, 2021
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
988,000	July 30, 2020	$0.50 expiring on July 30, 2022
16,132,605

(1)Subsequent to May 31, 2021, 200,000 warrants were exercised for total proceeds of $40,000; remaining 3,750,000 warrants expired unexercised.

(2)These warrants were exercised in full subsequent to May 31, 2021.

At May 31, 2021, the weighted average life and exercise price of the warrants was 0.52 years and $1.02, respectively.

Recovery of Short-Swing Profits

During the year ended May 31, 2020, the Company received $7,772 related to the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company did not have similar transactions during the year ended May 31, 2021.

NOTE 11 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2021	May 31, 2020
Net loss	$(910,836)	$(1,092,698)
Statutory tax rate	21%	21%
Expected income tax recovery	(191,276)	(229,466)
Effect of foreign exchange	1,000	(4,000)
Difference in statutory tax rate	(21,724)	(32,534)
Permanent difference and other	(192,000)	21,000
Change in unrecognized deductible temporary differences	404,000	245,000
Total income tax expense (recovery)	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2021	May 31, 2020
Deferred income tax assets (liabilities)
Net operating losses - US	$1,250,000	$944,000
Net-capital losses - Canada	359,000	262,000
Equipment	73,000	72,000
Less: Unrecognized deferred tax assets	(1,682,000)	(1,278,000)
Net deferred income tax assets	$-	$-

At May 31, 2021 and 2020, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

As at May 31, 2021, the Company had net operating loss carry forwards in the United States of approximately $5,953,000 (2020 - $4,496,000) to reduce future federal and state taxable income. These losses may be carried forward indefinitely.

As at May 31, 2021, the Company also had non-capital loss carry forwards of approximately $1,328,000 (2020 - $969,000) to reduce future Canadian taxable income. These losses expire in 2039 and 2040.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to May 31, 2021, the Company entered into a loan agreement for $34,000. The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand.

Subsequent to May 31, 2021, the Company issued a total of 149,999 shares of its common stock for investor relation services.

Subsequent to May 31, 2021, the Company issued 300,000 shares of its common stock on exercise of 2019 Warrants for total proceeds of $60,000.

Subsequent to May 31, 2021, the Company issued 400,000 shares of its common stock as part of a non-brokered private placement for total proceeds of $100,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

Our management team is listed below:

Name	Age	Positions
Frank McEnulty	64	Chief Executive Officer, Director, and former President
Yanika Silina	43	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Joao (John) da Costa	57	Chief Operating Officer, Director
Bradley Hargreaves	62	Vice President, Technology and Operations and Director
George Adams	70	Director

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended May 31, 2021, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Frank McEnulty, CEO	1(1)	1	nil
Bradley Hargreaves, VP Technology and Operations and Director	7(2)	10	nil
Jean Arnett, major shareholder	1(3)	1	nil

(1)Mr. McEnulty was late filing a report on Form 4 reflecting an acquisition of 40,000 units of the Company’s common stock Mr. McEnulty acquired in the private placement financing the Company closed on July 30, 2020.

(2)Mr. Hargreaves was late filing a report on Form 4 reflecting an exercise of the option whereby Mr. Hargreaves acquired 1,234,855 shares of the Company’s common stock at $0.05 per share. In addition, Mr. Hargreaves was late filing a bona fide gift which took place on December 3, 2020, and open market transactions that took place on March 21, 2021, March 26, 2021, April 21, 2021, April 22, 2021, and  on April 27, 2021.

(3)Ms. Arnett was late filing a report on Form 4 reflecting an exercise of the option whereby Ms. Arnett acquired 1,250,000 shares of the Company’s common stock at $0.05 per share.

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

As of May 31, 2021, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Frank McEnulty CEO and former President	2021	12,000(1)	Nil	Nil	Nil	Nil	Nil	Nil	12,000
	2020	27,600(1)	Nil	Nil	Nil	Nil	Nil	Nil	27,600

Yanika Silina CFO	2021	28,500(2)	Nil	Nil	Nil	Nil	Nil	Nil	28,500
	2020	12,000(2)	Nil	Nil	Nil	Nil	Nil	Nil	12,000

Joao (John) da Costa COO	2021	Nil	Nil	Nil	Nil	Nil	Nil	157,920(3)	157,920
	2020(5)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Bradley Hargreaves Vice President, Technology and Operations	2021	46,025(4)	Nil	Nil	Nil	Nil	Nil	Nil	46,025
	2020	49,336(4)	Nil	Nil	Nil	Nil	Nil	Nil	49,336

(1)We do not have a written compensation agreement with Mr. McEnulty. Mr. McEnulty is being compensated for management services based on a verbal agreement between us and Mr. McEnulty who invoices us for his services on a quarterly basis. On December 1, 2019, Mr. McEnulty agreed to reduce his management fee from $3,600 per month to $1,000 per month.

(2)We do not have a written compensation agreement with Ms. Silina. Ms. Silina is being compensated for management and accounting services based on a verbal agreement between us and Ms. Silina. On July 1, 2020, Ms. Silina’s fee was increased from $1,000 to $2,500.

(3)We do not have a written compensation agreement with Mr. da Costa. Mr. da Costa provides his services through Da Costa Management Corp. a company he founded in 2003, of which he is the sole director of. Da Costa Management bills us at a rate of $3,500 per month for consulting services provided to Cell MedX Corp. and CAD$12,500 per month for consulting services provided to Cell MedX (Canada) Corp.

(4)We do not have a written compensation agreement with Mr. Hargreaves. Mr. Hargreaves is being compensated for his services based on a verbal agreement between us and Mr. Hargreaves who invoices us for his services on a monthly basis at a rate of CAD$5,000 per month.

(5)Mr. da Costa was appointed to our board of directors and joined our management team as our Chief Operating Officer on June 8, 2020, therefore the consulting fees we paid to Da Costa Management Corp. during the year ended May 31, 2020, are not included in the executive compensation table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning stock awards for each of our named executive officer, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of May 31, 2021.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date

Frank McEnulty	500,000(1)	-	$0.35	July 5, 2016	July 1, 2021
Chief Executive Officer

Yanika Silina	300,000	-	$0.35	Aug. 24, 2017	Aug. 23, 2022
Chief Financial Officer

Joao (John) da Costa	1,500,000(2)	-	$0.35	Aug. 24, 2017	Aug. 23, 2022
Chief Operating Officer

(1)Subsequent to the year ended May 31, 2021, these options expired unexercised.

(2)The options were granted to Da Cost Management Corp.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our May 31, 2021, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our May 31, 2021 fiscal year is set out in the tables above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of August 30, 2021, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of August 30, 2021, there were 62,948,063 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	11,252,028	17.88%
Common Stock	Jean Arnett 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000	9.93%
Common Stock	Brad Hargreaves 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	5,571,401	8.85%
Common Stock	Susan Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	3,358,334 (1)	5.28%
Common Stock	City Group LLC 1201 Orange Street Suite 600 Wilmington, DE 19801	3,797,294(2)	5.86%
Common Stock	Tradex Capital Corp 1177 W. Hastings Street Suite 2288 Vancouver, BC V6E 2K3	3,511,576(3)	5.45%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Frank McEnulty Chief Executive Officer and Director 123 W. Nye Ln, Suite 446 Carson City, NV 89706	561,016(4)	0.89%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary and Director 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	350,000(5)	0.55%
Common Stock	Brad Hargreaves Vice President, Technology and Operations and Director 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	5,571,401	8.85%
Common Stock	Joao (John) da Costa 820 - 1130 West Pender Street Vancouver, BC V6E 4A4	3,030,000(6)	4.76%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil
Common Stock	Directors and Executive Officers (as a group)	9,512,417	14.69%

(1)5,233,334 shares listed as being held by Mrs. Jeffs include warrants to purchase up to 666,667 shares of our common stock exercisable at a price of $1.50 per share expiring on October 12, 2021.

(2)3,797,294 shares listed as being held by City Group LLC include warrants to purchase up to 1,898,647 shares of our common stock exercisable at a price of $1.50 per share expiring on October 12, 2021.

(3)3,511,576 shares listed as being held by Tradex Capital Corp. include warrants to purchase up to 1,500,000 shares of our common stock exercisable at a price of $1.50 per share expiring on October 12, 2021.

(4)Of 2,561,016 shares listed as being held by Mr. McEnulty, 40,000 shares and 40,000 warrants are issued in the name of the McEnulty Family Revocable Living Trust managed by Mr. McEnulty; the warrants are exercisable at a price of $0.50 per share expiring on July 30, 2022.

(5)350,000 shares listed as being held by Ms. Silina include options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share expiring on August 23, 2022.

(6)3,030,000 shares listed as being held my Mr. da Costa include options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.35 per share which were granted to Da Costa Management Corp., the Company Mr. da Costa is the President and sole director of. These options expire on August 23, 2022.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of May 31, 2021, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders(1)	2,550,000	$0.35	None

(1)At May 31, 2021 we had the following individual compensation arrangements under which we issued options to purchase shares of our common stock:

•On August 5, 2015, we granted to Mr. McEnulty non-transferrable options to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.35 per share. These options vested in equal installments of 500,000 shares each, with options for the first 500,000 shares vesting on the grant date. The remaining options vested on October 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016, respectively, and expired on the 5th year anniversary of the applicable vesting date, subject to certain early termination provisions, upon death, or if Mr. McEnulty ceases to act for us in any capacity either voluntarily or as a result of termination or removal for cause. As at the date of this Annual Report on Form 10-K, all options expired unexercised.

•On August 24, 2017, we granted to Ms. Silina non-transferrable options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expire on August 23, 2022.

•On August 24, 2017, we granted to Da Costa Management Corp., an entity owned and operated by Mr. da Costa, non-transferrable options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expire on August 23, 2022.

•On August 24, 2017, we granted to our consultant non-transferrable options to purchase up to 250,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expire on August 23, 2022.

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

Transactions with Related Persons

Since June 1, 2019, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Frank McEnulty

As at May 31, 2021, we were indebted to Mr. McEnulty, our CEO, and a member of our Board of Directors, in the amount of $115,200 on account of unpaid management fees. On July 30, 2020, Mr. McEnulty acquired 40,000 units of our common stock as part of our non-brokered private placement offering. Mr. McEnulty acquired the units in the McEnulty Family Revocable Living Trust managed by Mr. McEnulty. During the year ended May 31, 2021, we incurred $12,000 in management fees to Mr. McEnulty (May 31, 2020 - $27,600).

Yanika Silina

As at May 31, 2021, we were indebted to Ms. Silina, our CFO, Treasurer, Corporate Secretary, and a member of our Board of Directors, in the amount of $6,228 on account of unpaid management and accounting fees and reimbursable expenses. On July 1, 2020, we agreed to increase Ms. Silina’s monthly fee from $1,000 to $2,500. During the year ended May 31, 2021, we incurred $28,500 in management fees to Ms. Silina (May 31, 2020 - $12,000).

John da Costa

As at May 31, 2021, we were indebted to Da Costa Management Corp., a company founded and operated by Mr. da Costa, our COO and a member of our Board of Directors, in the amount of $696,878 on account of unpaid management and accounting fees and reimbursable expenses. During the year ended May 31, 2021, we incurred $157,920 in consulting and accounting fees to Da Costa Management Corp. Mr. da Costa was appointed to our board of directors and joined our management team as our Chief Operating Officer on June 8, 2020, therefore the consulting fees we paid to Da Costa Management Corp. during the year ended May 31, 2020, do not qualify as related party transactions.

Bradley Hargreaves

As at May 31, 2021, Mr. Hargreaves, our Vice President of Technology and Operations and a member of our Board of Directors, was indebted to us in the amount of $3,682 on account of advances for reimbursable expenses. On August 13, 2020, Mr. Hargreaves exercised his option to acquire 1,234,855 shares of our common stock at $0.05 per share for total proceeds to us of $61,743. The option to acquire an additional 15,145 common shares expired unexercised. During the year ended May 31, 2021, we incurred $46,025 in consulting fees to Mr. Hargreaves (May 31, 2020 - $49,336).

Jean Arnett

On August 13, 2020, Ms. Arnett exercised her option to acquire 1,250,000 shares of our common stock at $0.05 per share for total proceeds to us of $62,500. Ms. Arnett transferred the remaining $24,712 the Company owed to her as at August 13, 2020, to Mr. Hargreaves, in a private transaction. As at May 31, 2021, we had no outstanding debt to Ms. Arnett.

Richard Jeffs

During the year ended May 31, 2021, Mr. Jeffs, our major securityholder, advanced us a total of $90,413 under 6% notes payable due on demand. As at May 31, 2021, we were indebted to Mr. Jeffs in the amount of $140,860 under the notes payable due on demand and accruing interest at 6% per annum compounded monthly. During the year ended May 31, 2021, we accrued $3,677 in interest on the notes payable (May 31, 2020 - 8,427).

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

2021 - $41,500 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2020 - $41,000 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2021 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2020 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2021 - $2,673 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2020 - $6,664 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2021 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2020 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

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

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs.(15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021. (18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021. (18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.
14.1	Code of Ethics(3)
21.1	List of Significant Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the years ended May 31, 2021 and 2020 formatted in XBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets at May 31, 2021 and 2020.

(2) Consolidated Statements of Operations for the years ended May 31, 2021 and 2020.

(3) Consolidated Statement of Stockholders’ Deficit as at May 31, 2021.

(4) Consolidated Statements of Cash Flows for the years ended May 31, 2021 and 2020.

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

(13)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2020

(14)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020

(15)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2020

(16)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2021

(17)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2021

(18)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2021

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

CELL MEDX CORP.

Date: August 30, 2021	By:	/s/ Frank E. McEnulty
	Name:	Frank E. McEnulty
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 30, 2021	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Frank E. McEnulty Frank McEnulty	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	August 30, 2021

/s/ Yanika Silina Yanika Silina	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer and Member of the Board of Directors	August 30, 2021

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Operating Officer and Member of the Board of Directors	August 30, 2021

/s/ Bradley Hargreaves Bradley Hargreaves	Vice President, Technology and Operations and Member of the Board of Directors	August 30, 2021

/s/ George Adams George Adams	Member of the Board of Directors	August 30, 2021