Form 10-Q
period 2021-08-31
Cell MedX Corp.
filed 2021-10-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2021

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 14, 2021 was 62,923,063.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated interim financial statements of Cell MedX Corp. as at August 31, 2021, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended August 31, 2021, are not necessarily indicative of the results that can be expected for the year ending May 31, 2022.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	August 31, 2021	May 31, 2021
ASSETS

Current assets
Cash	$63,772	$20,753
Other current assets	37,513	30,294
Total current assets	101,285	51,047

Equipment	611	1,195
Total assets	$101,896	$52,242

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$396,784	$431,593
Accrued liabilities	30,561	35,183
Due to related parties	850,915	817,856
Notes and advances payable	377,702	343,668
Total liabilities	1,655,962	1,628,300

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 and 62,073,064 shares issued and outstanding at August 31, 2021 and at May 31, 2021, respectively	62,923	62,073
Additional paid-in capital	7,272,701	7,076,476
Reserves	366,493	366,493
Accumulated deficit	(9,199,708)	(8,960,356)
Accumulated other comprehensive loss	(56,475)	(120,744)
Total stockholders’ deficit	(1,554,066)	(1,576,058)
Total liabilities and stockholders’ deficit	$101,896	$52,242

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2021	2020

Revenue
Sales	$1,197	$1,467
Cost of goods sold	325	369
Gross margin	872	1,098

Operating expenses
Amortization	540	736
Consulting fees	64,814	76,940
Distribution expenses	-	261
General and administrative expenses	134,089	32,780
Research and development costs	35,841	85,137
Total operating expenses	235,284	195,854

Other items
Interest	(4,940)	(6,446)
Net loss	(239,352)	(201,202)

Foreign currency translation income (loss)	64,269	(56,882)
Comprehensive loss	$(175,083)	$(258,084)

Net loss per common share Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding Basic and diluted	62,430,129	56,734,789

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Obligation to Issue Shares	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2020	55,915,709	$55,916	$5,988,153	$80,000	$366,493	$(8,049,520)	$38,614	$(1,520,344)

Shares issued for cash	988,000	988	246,012	(80,000)	-	-	-	167,000
Shares issued on exercise of options	2,484,855	2,485	121,758	-	-	-	-	124,243
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(201,202)	-	(201,202)
Translation to reporting currency	-	-	-	-	-	-	(56,882)	(56,882)
Balance - August 31, 2020	59,388,564	$59,389	$6,355,923	$-	$366,493	$(8,250,722)	$(18,268)	$(1,487,185)

Balance - May 31, 2021	62,073,064	$62,073	$7,076,476	$-	$366,493	$(8,960,356)	$(120,744)	$(1,576,058)

Shares issued for cash	400,000	400	99,600	-	-	-	-	100,000
Shares issued on exercise of warrants	300,000	300	59,700	-	-	-	-	60,000
Shares issued for services	149,999	150	36,925	-	-	-	-	37,075
Net loss for the three months ended August 31, 2021	-	-	-	-	-	(239,352)	-	(239,352)
Translation to reporting currency	-	-	-	-	-	-	64,269	64,269
Balance - August 31, 2021	62,923,063	$62,923	$7,272,701	$-	$366,493	$(9,199,708)	$(56,475)	$(1,554,066)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2021	2020

Cash flows used in operating activities
Net loss	$(239,352)	$(201,202)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	4,940	6,446
Amortization	540	736
Non-cash investor relations fees	37,075	5,500
Unrealized foreign exchange	38,527	(43,477)
Changes in operating assets and liabilities
Inventory	-	375
Other current assets	(8,375)	(4,293)
Accounts payable	(22,000)	38,831
Accrued liabilities	(4,622)	(4,456)
Due to related parties	41,942	31,911
Net cash flows used in operating activities	(151,325)	(169,629)

Cash flows used in investing activities
Acquisition of equipment	-	(1,574)
Net cash used in investing activities	-	(1,574)

Cash flows from financing activities
Proceeds from notes payable	34,000	79,773
Proceeds from subscription to shares	160,000	167,000
Net cash provided by financing activities	194,000	246,773

Effects of foreign currency exchange on cash	344	(186)
Increase in cash	43,019	75,384
Cash, beginning	20,753	45,090
Cash, ending	$63,772	$120,474

Non-cash financing transactions:
Exercise of options for debt	$-	$124,243

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on August 30, 2021. The interim unaudited condensed consolidated financial statements for the three-month period ended August 31, 2021, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended August 31, 2021, are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

Going concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2021, the Company has not achieved profitable operations and has accumulated a deficit of $9,199,708. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

Risks related to the continued expansion of the COVID-19 pandemic

The Company is cognizant of the continued expansion of the COVID-19 pandemic and the resulting global implications. To date, the Company has experienced minor disruptions to the Company’s day-to-day operations associated with delayed services resulting from various COVID-19 restrictions and shortage of man power experienced by some of the Company’s service providers. The Company cautions that there continues to be a possibility for increase of the restrictions currently in place, or addition of new restrictions currently not known to the Company. The impact of these restrictions on the Company’s operations, if implemented, is currently unknown but could be significant.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 6) at August 31, 2021, and at May 31, 2021:

	August 31, 2021	May 31, 2021
Due to the Chief Executive Officer (“CEO”)	$118,200	$115,200
Due to the Chief Financial Officer (“CFO”)	11,256	6,228
Due from the Vice President (“VP”), Technology and Operations	(3,523)	(3,682)
Due to a company controlled by the Chief Operating Officer (“COO”)	721,873	696,878
Due to a company controlled by the COO and a major shareholder	2,867	2,996
Due to Live Current Media, Inc. (“LIVC”), of which the COO is a director	242	236
Due to related parties	$850,915	$817,856

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the three-month periods ended August 31, 2021 and 2020, the Company had the following transactions with related parties:

	August 31, 2021	August 31, 2020
Management fees incurred to the CEO	$3,000	$3,000
Management fees incurred to the CFO	7,500	6,000
Consulting fees incurred to the VP, Technology and Operations	12,186	10,994
Consulting fees incurred to the company controlled by the COO	40,629	38,423
Royalty incurred to the company of which the COO is a director of	-	n/a
Royalty incurred to the company controlled by the COO and a major shareholder	20	n/a
Total transactions with related parties	$63,335	$58,417

NOTE 3 - OTHER CURRENT ASSETS

As at August 31, 2021, other current assets consisted of $22,916 in prepaid expenses (May 31, 2021 - $17,871) and $14,597 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2021 - $12,423).

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at August 31, 2021 and May 31, 2021 are as follows:

	August 31, 2021	May 31, 2021
Book value, beginning of the period	$1,195	$1,836
Changes during the period	-	1,574
Amortization	(540)	(2,434)
Foreign exchange	(44)	219
Book value, end of the period	$611	$1,195

NOTE 5 - REVENUE

During the three-month periods ended August 31, 2021, and 2020 the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments.  Following are the details of revenue and associated costs:

	Three months ended August 31,
	2021	2020
Monthly subscriptions	$1,197	$1,467
Cost of eBalance® devices and services	(309)	(347)
Royalty payable	(16)	(22)
Gross margin	$872	$1,098

NOTE 6 - NOTES AND ADVANCES PAYABLE

The tables below summarize the notes and advances outstanding as at August 31, 2021, and May 31, 2021:

As at August 31, 2021
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$95,729	6%	Non-convertible(1)	$10,378	$106,107
220,344	6%	Related party(2)	10,386	230,730
40,865	0%	Advances(3)	-	40,865
$356,938			$20,764	$377,702

As at May 31, 2021
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$96,845	6%	Non-convertible(1)	$8,986	$105,831
189,086	6%	Related party(2)	7,169	196,255
41,582	0%	Advances(3)	-	41,582
$327,513			$16,155	$343,668

(1) Non-convertible Loans Payable

As at August 31, 2021, the Company owed a total of $106,107 under 6% notes payable which were due on demand (May 31, 2021 - $105,831). During the three-month period ended August 31, 2021, the Company recorded $1,595 in interest on these loans (August 31, 2020 - $498).

(2) Related Party Loans Payable

As at August 31, 2021, the Company owed a total of $230,730 to related parties (May 31, 2021 - $196,255) of which $10,386 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2021 - $7,169).

During the three-month period ended August 31, 2021, the Company’s subsidiary, Cell MedX Canada, entered into a loan agreement with Mr. Jeffs, the Company’s major shareholder, for $34,000 in exchange for unsecured note payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at August 31, 2021, the Company owed a total of $175,811 (May 31, 2021 - $135,094) under unsecured notes payable with Mr. Jeffs. During the three-month period ended August 31, 2021, the Company recorded $2,125 in interest on the notes payable due to Mr. Jeffs (August 31, 2020 - $675).

As at August 31, 2021, the Company owed a total of $16,976 under a loan agreement with Mr. David Jeffs, the CEO and President of LIVC. The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand and/or from the proceeds of warrants the Company issued to LIVC. During the three-month period ended August 31, 2021, the Company recorded $258 in interest on the principal (August 31, 2020 - $130).

As at August 31, 2021, the Company owed a total of $25,749 under a loan agreement with a company of which Mr. David Jeffs is a director of. The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the three-month period ended August 31, 2021, the Company recorded $386 in interest on the principal (August 31, 2020 - $Nil).

As at August 31, 2021, the Company owed a total of $12,195 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs. The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the three-month period ended August 31, 2021, the Company recorded $185 in interest on the principal (August 31, 2020 - $Nil).

(3) Advances Payable

As at August 31, 2021, the Company owed a total of $40,865 (May 31, 2021 - $41,582) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,977 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2021 - $4,156), $11,889 (May 31, 2021 - $12,425) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2), and $25,000 (May 31, 2021 - $25,000) was owed to Mr. David Jeffs.

(4) Interest Expense

During the three-month period ended August 31, 2021, the Company recorded a total of $4,940 (August 31, 2020 - $6,446) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 7 - SHARE CAPITAL

On August 9, 2021, the Company issued 400,000 shares of its common stock as part of a non-brokered private placement for total proceeds of $100,000.

During the three-month period ended August 31, 2021, the Company issued 300,000 shares on exercise of warrants for total proceeds of $60,000.

During the three-month period ended August 31, 2021, the Company issued 149,999 shares for services with a fair value of $37,075.

Options

The changes in the number of stock options outstanding during the three-month period ended August 31, 2021, and for the year ended May 31, 2021, are as follows:

	Three months ended August 31, 2021			Year ended May 31, 2021
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	2,550,000		$0.24	7,050,000	$0.24
Options exercised	-	$	n/a	(2,484,855)	$0.05
Options expired	(500,000)		$0.35	(2,015,145)	$0.35
Options outstanding, ending	2,050,000		$0.35	2,550,000	$0.24

Details of options outstanding and exercisable as at August 31, 2021, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
2,050,000	$0.35	August 24, 2017	August 23, 2022

At August 31, 2021, the weighted average remaining contractual life of the stock options outstanding was 0.98 years.

Warrants

The changes in the number of warrants outstanding during the three-month period ended August 31, 2021 and for the year ended May 31, 2021, are as follows:

	Three months ended August 31, 2021			Year ended May 31, 2021
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	16,132,605		$1.02	18,864,605		$0.94
Warrants issued	-	$	n/a	988,000		$0.50
Warrants exercised	(300,000)		$0.20	-	$	n/a
Warrants expired	(3,750,000)		$0.20	(3,720,000)		$1.10
Warrants outstanding, ending	12,082,605		$1.29	16,132,605		$1.02

Details of warrants outstanding as at August 31, 2021, are as follows:

Number of warrants exercisable	Grant date	Exercise price
9,094,605	October 12, 2016	$1.50 expiring on October 12, 2021
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
988,000	July 30, 2020	$0.50 expiring on July 30, 2022
12,082,605

At August 31, 2021, the weighted average life and exercise price of the warrants was 0.41 years and $1.29, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the “Risk Factors” in Part II, Item 1A of this Quarterly Report.

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on August 30, 2021.

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

Current uncertainty with respect to continued expansion of the COVID-19 pandemic

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

Recent Corporate Developments

The following corporate developments occurred during the quarter ended August 31, 2021, and up to the date of the filing of this report:

Private Placement Financing

On August 9, 2021, we closed our private placement financing and issued 400,000 shares for total gross proceeds of $100,000.

Exercise of Warrants

During the three-month period ended August 31, 2021, we issued 300,000 shares on exercise of warrants to acquire shares at $0.20 per share for total proceeds of $60,000.

Update on eBalance® Research and Development Activities

In September 2021, the Company submitted a premarket notification (510K) to the U.S. Food and Drug Administration (FDA) for the eBalance® Home System and eBalance® Pro System.

The eBalance® Pro System and eBalance® Home System, are microcurrent electrotherapy systems intended to administer a specific variety of therapeutic microcurrent algorithms for temporary relief of pain associated with sore/aching muscles in the shoulders, waist, back, neck, upper extremities (arms) and lower extremities (legs) due to strain from exercise or normal household- or work-related activities, as well as for general relaxation.

The eBalance® Pro System is intended for use by professionals in the clinical setting and the eBalance® Home System is intended for home use by laypersons.

In addition, on August 16, 2021, the Canadian Intellectual Property Office approved the Company’s EBALANCE trademark application number 1867918 and issued certificate of registration number 1,104,935 registering the trademark EBALANCE in the name of the Company.

The Company’s applications to register EBALANCE as a trademark in the United States, which the Company filed with the United States Patent and Trademark Office on December 11, 2017, continue to be under review.

Results of Operations for the Three Months ended August 31, 2021 and 2020

Our operating results for the three-month periods ended August 31, 2021 and 2020, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended
	August 31, 2021	August 31, 2020	Percentage Increase/ (Decrease)
Sales	$1,197	$1,467	(18.4)%
Cost of goods	(325)	(369)	(11.9)%
Gross margin	872	1,098	(20.6)%
Operating expenses
Amortization	540	736	(26.6)%
Consulting fees	64,814	76,940	(15.8)%
Distribution expenses	-	261	(100.0)%
General and administrative expenses	134,089	32,780	309.1%
Research and development costs	35,841	85,137	(57.9)%
Total operating expenses	235,284	195,854	20.1%
Interest	4,940	6,446	(23.4)%
Net loss	$239,352	$201,202	19.0%

Revenues

During the three-month period ended August 31, 2021, we recognized $1,197 in revenue from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $325.

During the three-month period ended August 31, 2020, we recognized $1,467 in revenue from monthly recurring revenue associated with the eBalance® treatment packages.  The cost attributed to this revenue was $369.

As of the date of this Quarterly Report on Form 10-Q, we continue research and further development of our eBalance® Technology and devices based on this technology. During the summer of 2020, Health Canada granted our eBalance® Home and Pro Systems Class II medical device licenses, which allow us to market our eBalance® devices for wellness and pain management. Our certification with U.S. Food and Drug Administration (FDA) continues to be ongoing; at the time of this Quarterly Report on Form 10-Q we have submitted a premarket notification (510K) to the FDA for the eBalance® Home System and eBalance® Pro System, which, when approved, will allow us to demonstrate that the eBalance® Home System and eBalance® Pro System are at least as safe and effective as a legally marketed device available on the market. Once this submission is approved, it will allow us to start our commercial activity in the USA.

Operating Expenses

During the three-month period ended August 31, 2021, our operating expenses increased by 20.1% from $195,854 we incurred during the three months ended August 31, 2020, to $235,284 we incurred during the three months ended August 31, 2021. The most significant changes were as follows:

•During the three-month period ended August 31, 2021, our consulting fees decreased by $12,126, or 15.8%, from $76,940 we incurred during the three-month period ended August 31, 2020, to $64,814 we incurred during the three-month period ended August 31, 2021.

•Our research and development fees for the three-month period ended August 31, 2021, decreased by $49,296, or 57.9%, from $85,137 we incurred during the three-month period ended August 31, 2020, to $35,841 we incurred during the three-month period ended August 31, 2021. The lower research and development fees during the three-month period ended August 31, 2021, were associated with our decision to suspend further development of the eBalance® devices until such time that our 510(K) notification to the FDA is finalized and submitted.

•Our general and administrative fees for the three-month period ended August 31, 2021, increased by $101,309, or 309.1%, from $32,780 we incurred during the three-month period ended August 31, 2020, to $134,089 we incurred during the three-month period ended August 31, 2021. The largest two factors that contributed to this change were associated with fluctuation in foreign exchange rates, which, during the three-month period ended August 31, 2021, resulted in $47,382 loss, as compared to $42,450 gain during the comparative period, and our expenditures on corporate communications, which increased by $14,212 to $56,475 we recorded during the three-month period ended August 31, 2021, as compared to $42,263 we incurred during the three-month period ended August 31, 2020. Other factors that affected our general and administrative fees were associated with a $1,500 increase to our management fees, which increased from $9,000 we incurred during the three-month period ended August 31, 2020, to $10,500 for the three-month period ended August 31, 2021; a $4,274 increase to our filing and regulatory fees, which increased from $5,856 we incurred during the three-month period ended August 31, 2020, to $10,130 for the three-month period ended August 31, 2021; and a $2,620 increase to our office expenses, which increased from $1,554 we incurred during the three-month period ended August 31, 2020, to $4,174 for the three-month period ended August 31, 2021.

These increases were in part offset by a $9,943 decrease to our professional fees, as during the three-month period ended August 31, 2021, we did not incur any legal fees, as compared to $9,943 we incurred during the comparative period;  a $511 decrease to our accounting and audit fees, which decreased from $5,011 we incurred during the three-month period ended August 31, 2020, to $4,500 for the three-month period ended August 31, 2021; and to a smaller extent decreases in bank fees, and travel and entertainment fees, which decreased to $281 and $647 respectively.

Other Items

During the three-month period ended August 31, 2021, we accrued $4,940 (August 31, 2020 - $6,446) in interest associated with the outstanding notes payable. Of this interest, $3,346 (August 31, 2020 - $805) represented interest we accrued on the notes payable we issued to our related parties.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2021	As at May 31, 2021	Percentage Change
Current assets	$101,285	$51,047	98.4%
Current liabilities	1,655,962	1,628,300	1.7%
Working capital deficit	$(1,554,677)	$(1,577,253)	(1.4)%

As of August 31, 2021, we had a cash balance of $63,772, a working capital deficit of $1,554,677 and cash flows used in operations of $151,325 for the period then ended. During the three-month period ended August 31, 2021, we funded our operations with $100,000 received from our private placement financing, $60,000 from exercise of warrants, and $34,000 we borrowed under a loan agreement accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended August 31, 2021. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Three months ended August 31,
	2021	2020
Cash flows used in operating activities	$(151,325)	$(169,629)
Cash flows used in investing activities	-	(1,574)
Cash flows provided by financing activities	194,000	246,773
Effects of foreign currency exchange on cash	344	(186)
Net increase in cash during the period	$43,019	$75,384

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2021, was $151,325. This cash was primarily used to cover our cash operating expenses of $158,270, to decrease our accounts payable and accrued liabilities by $22,000 and $4,622, respectively, and to increase our other current assets by $8,375. These uses of cash were offset by $41,942 increase in amounts due to related parties.

Net cash used in operating activities during the three months ended August 31, 2020, was $169,629. This cash was primarily used to cover our cash operating expenses of $231,997, to decrease our accrued liabilities by $4,456, and to increase other current assets by $4,293. These uses of cash were offset by $38,831 increase in our accounts payable, $31,911 increase in amounts due to related parties, and by a $375 decrease in inventory.

Non-cash transactions

During the three-month period ended August 31, 2021, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$4,940 (August 31, 2020 - $6,446) in interest we accrued on the outstanding notes payable. Of this interest, $3,346 (2020 - $805) was accrued on the notes payable we issued to our related parties;

•$38,527 in unrealized foreign exchange loss (August 31, 2020- $43,477 gain), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$540 (August 31, 2020 - $736) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$37,075 (August 31, 2020 - $5,500) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultants for investor relation services.

Net Cash Used in Investing Activities

During the three-month period ended August 31, 2020, we purchased office equipment for $1,574. We did not have any investing activities during the three-month period ended August 31, 2021.

Net Cash Provided by Financing Activities

During the three-month period ended August 31, 2021, we received $34,000 under a loan agreement with Mr. Jeffs, which is payable on demand and accumulates interest at 6% per annum. In addition, we received $100,000 on closing of our non-brokered private placement for 400,000 shares of our common stock at $0.25 per share. We did not incur any share-issuance costs associated with the shares issued as part of the private placement financing. In addition, we received $60,000 on exercise of the warrants to acquire 300,000 shares of our common stock at $0.20 per share.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at August 31, 2021, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at August 31, 2021, we had accumulated a deficit of $9,199,708 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks associated with the current uncertainty with respect to continued expansion of the COVID-19 pandemic

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $9,199,708 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.(17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021.(18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021.(18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document
101	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended August 31, 2021 and August 31, 2020 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at August 31, 2021 and as at May 31, 2021.
(2) Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended August 31, 2021 and August 31, 2020.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at August 31, 2021.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2021 and August 31, 2020.

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

(16)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2021

(16)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2021

(17)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2021

(18)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2021

(19)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 30, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: October 14, 2021	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 14, 2021	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)