Form 10-Q
period 2021-11-30
Cell MedX Corp.
filed 2022-01-12
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2021

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 12, 2022, was 62,923,063.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated interim financial statements of Cell MedX Corp. as at November 30, 2021, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and six-month periods ended November 30, 2021, are not necessarily indicative of the results that can be expected for the year ending May 31, 2022.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	November 30, 2021	May 31, 2021
ASSETS

Current assets
Cash	$37,147	$20,753
Other current assets	35,025	30,294
Total current assets	72,172	51,047

Equipment	402	1,195
Total assets	$72,574	$52,242

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$416,200	$431,593
Accrued liabilities	4,350	35,183
Due to related parties	888,087	817,856
Notes and advances payable	472,481	343,668
Total liabilities	1,781,118	1,628,300

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 and 62,073,064 shares issued and outstanding at November 30, 2021 and at May 31, 2021, respectively	62,923	62,073
Additional paid-in capital	7,272,701	7,076,476
Reserves	366,493	366,493
Accumulated deficit	(9,375,685)	(8,960,356)
Accumulated other comprehensive loss	(34,976)	(120,744)
Total stockholders’ deficit	(1,708,544)	(1,576,058)
Total liabilities and stockholders’ deficit	$72,574	$52,242

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020

Revenue
Sales	$1,671	$1,871	$2,868	$3,338
Cost of goods sold	863	988	1,188	1,357
Gross margin	808	883	1,680	1,981

Operating expenses
Amortization	203	632	743	1,368
Consulting fees	64,294	62,447	129,108	139,387
Distribution expenses	-	-	-	261
General and administrative expenses	75,390	80,723	209,479	113,503
Research and development costs	31,456	38,538	67,297	123,675
Total operating expenses	171,343	182,340	406,627	378,194

Other items
Interest	(5,442)	(7,879)	(10,382)	(14,325)
Net loss	(175,977)	(189,336)	(415,329)	(390,538)

Foreign currency translation income (loss)	21,499	(7,227)	85,768	(64,109)
Comprehensive loss	$(154,478)	$(196,563)	$(329,561)	$(454,647)

Net loss per common share Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding Basic and diluted	62,923,063	59,388,564	62,675,249	58,054,426

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Obligation to Issue Shares	Reserves	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2020	55,915,709	$55,916	$5,988,153	$80,000	$366,493	$(8,049,520)	$38,614	$(1,520,344)

Shares issued for cash	988,000	988	246,012	(80,000)	-	-	-	167,000
Shares issued on exercise of options	2,484,855	2,485	121,758	-	-	-	-	124,243
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(201,202)	-	(201,202)
Translation to reporting currency	-	-	-	-	-	-	(56,882)	(56,882)
Balance – August 31, 2020	59,388,564	59,389	6,355,923	-	366,493	(8,250,722)	(18,268)	(1,487,185)

Net loss for the three months ended November 30, 2020	-	-	-	-	-	(189,336)	-	(189,336)
Translation to reporting currency	-	-	-	-	-	-	(7,227)	(7,227)
Balance - November 30, 2020	59,388,564	$59,389	$6,355,923	$-	$366,493	$(8,440,058)	$(25,495)	$(1,683,748)

Balance - May 31, 2021	62,073,064	$62,073	$7,076,476	$-	$366,493	$(8,960,356)	$(120,744)	$(1,576,058)

Shares issued for cash	400,000	400	99,600	-	-	-	-	100,000
Shares issued on exercise of warrants	300,000	300	59,700	-	-	-	-	60,000
Shares issued for services	149,999	150	36,925	-	-	-	-	37,075
Net loss for the three months ended August 31, 2021	-	-	-	-	-	(239,352)	-	(239,352)
Translation to reporting currency	-	-	-	-	-	-	64,269	64,269
Balance – August 31, 2021	62,923,063	62,923	7,272,701	-	366,493	(9,199,708)	(56,475)	(1,554,066)

Net loss for the three months ended November 30, 2021	-	-	-	-	-	(175,977)	-	(175,977)
Translation to reporting currency	-	-	-	-	-	-	21,499	21,499
Balance - November 30, 2021	62,923,063	$62,923	$7,272,701	$-	$366,493	$(9,375,685)	$(34,976)	$(1,708,544)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended November 30,
	2021	2020

Cash flows used in operating activities
Net loss	$(415,329)	$(390,538)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	10,382	14,325
Amortization	743	1,368
Non-cash investor relations fees	37,075	11,000
Unrealized foreign exchange loss (gain)	53,674	(48,686)
Changes in operating assets and liabilities
Inventory	-	2,070
Other current assets	(6,269)	29,937
Accounts payable	(302)	24,776
Accrued liabilities	(30,833)	(24,545)
Due to related parties	82,610	66,520
Net cash flows used in operating activities	(268,249)	(313,773)

Cash flows used in investing activities
Acquisition of equipment	-	(1,574)
Net cash used in investing activities	-	(1,574)

Cash flows from financing activities
Advances payable	-	125,773
Proceeds from notes payable	124,875	167,000
Proceeds from subscription to shares	160,000	-
Net cash provided by financing activities	284,875	292,773

Effects of foreign currency exchange on cash	(232)	(732)
Increase (decrease) in cash	16,394	(23,306)
Cash, beginning	20,753	45,090
Cash, ending	$37,147	$21,784

Non-cash financing transactions:
Exercise of options for debt	$-	$124,243

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on August 30, 2021. The interim unaudited condensed consolidated financial statements for the three and six-month periods ended November 30, 2021, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and six-month periods ended November 30, 2021, are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

Going concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2021, the Company has not achieved profitable operations and has accumulated a deficit of $9,375,685. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 6) at November 30, 2021, and at May 31, 2021:

	November 30, 2021	May 31, 2021
Due to the Chief Executive Officer (“CEO”)	$121,200	$115,200
Due to the Chief Financial Officer (“CFO”)	6,187	6,228
Due from the Vice President (“VP”), Technology and Operations	(3,475)	(3,682)
Due to a company controlled by the Chief Operating Officer (“COO”)	760,804	696,878
Due to a company controlled by the COO and a major shareholder	3,101	2,996
Due to Live Current Media, Inc. (“LIVC”), of which the COO is a director	270	236
Due to related parties	$888,087	$817,856

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the six-month periods ended November 30, 2021 and 2020, the Company had the following transactions with related parties:

	November 30, 2021	November 30, 2020
Management fees incurred to the CEO	$6,000	$6,000
Management fees incurred to the CFO	15,000	13,500
Consulting fees incurred to the VP, Technology and Operations	24,118	22,337
Consulting fees incurred to the company controlled by the COO	80,990	77,378
Royalty incurred to Live Current Media, Inc. (“LIVC”), of which the COO is a director	52	53
Royalty incurred to the company controlled by the COO and a major shareholder	280	-
Total transactions with related parties	$126,440	$119,268

NOTE 3 - OTHER CURRENT ASSETS

As at November 30, 2021, other current assets consisted of $18,122 in prepaid expenses (May 31, 2021 - $17,871) and $16,903 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2021 - $12,423).

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at November 30, 2021 and May 31, 2021 are as follows:

	November 30, 2021	May 31, 2021
Book value, beginning of the period	$1,195	$1,836
Changes during the period	-	1,574
Amortization	(743)	(2,434)
Foreign exchange	(50)	219
Book value, end of the period	$402	$1,195

NOTE 5 - REVENUE

During the three- and six-month periods ended November 30, 2021, and 2020 the Company’s revenue consisted of sales of its eBalance® devices and monthly subscriptions to eBalance® microcurrent treatments.  Following are the details of revenue and associated costs:

	Three months ended November 30,		Six months ended November 30,
	2021	2020	2021	2020
Monthly subscriptions	$471	$1,871	$1,668	$3,338
Sales of eBalance® devices	1,200	-	1,200	-
Cost of eBalance® devices and services	(551)	(958)	(860)	(1,304)
Royalty payable	(312)	(30)	(328)	(53)
Gross margin	$808	$883	$1,680	$1,981

NOTE 6 - NOTES AND ADVANCES PAYABLE

The tables below summarize the notes and advances outstanding as at November 30, 2021, and May 31, 2021:

As at November 30, 2021
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$95,390	6%	Non-convertible(1)	$11,901	$107,291
310,377	6%	Related party(2)	14,165	324,542
40,648	0%	Advances(3)	-	40,648
$446,415			$26,066	$472,481

As at May 31, 2021
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$96,845	6%	Non-convertible(1)	$8,986	$105,831
189,086	6%	Related party(2)	7,169	196,255
41,582	0%	Advances(3)	-	41,582
$327,513			$16,155	$343,668

(1) Non-convertible Loans Payable

As at November 30, 2021, the Company owed a total of $107,291 under 6% notes payable which were due on demand (May 31, 2021 - $105,831). During the six-month period ended November 30, 2021, the Company recorded $3,192 in interest on these loans (November 30, 2020 - $1,983).

(2) Related Party Loans Payable

As at November 30, 2021, the Company owed a total of $324,542 to related parties (May 31, 2021 - $196,255) of which $14,165 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2021 - $7,169).

During the six-month period ended November 30, 2021, the Company’s subsidiary, Cell MedX Canada, entered into a number of loan agreements with Mr. Jeffs, the Company’s major shareholder, for a total of $119,000 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at November 30, 2021, the Company owed a total of $263,337 (May 31, 2021 - $140,860) under unsecured notes payable with Mr. Jeffs, of which $11,185 (May 31, 2021 - $5,766) was associated with accrued interest. During the six-month period ended November 30, 2021, the Company recorded $5,533 in interest on the notes payable due to Mr. Jeffs (November 30, 2020 - $1,354).

As at November 30, 2021, the Company owed a total of $16,996 under a loan agreement with Mr. David Jeffs, the CEO and President of LIVC (May 31, 2021 - $17,477). The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand and/or from the proceeds of warrants the Company issued to LIVC. During the six-month period ended November 30, 2021, the Company recorded $514 in interest on the principal (November 30, 2020 - $360).

As at November 30, 2021, the Company owed a total of $26,136 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2021 - $25,363). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the six-month period ended November 30, 2021, the Company recorded $773 in interest on the principal (November 30, 2020 - $Nil).

As at November 30, 2021, the Company owed a total of $12,209 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs (May 31, 2021 - $12,554). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the six-month period ended November 30, 2021, the Company recorded $369 in interest on the principal (November 30, 2020 - $129).

During the six-month period ended November 30, 2021, the Company entered into a loan agreement with Mr. Hargreaves, the Company’s director and VP of Technology and Operations, for $5,875 in exchange for unsecured note payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at November 30, 2021, the Company owed $5,864 (May 31, 2021 - $Nil) under unsecured note payable with Mr. Hargreaves. During the six-month period ended November 30, 2021, the Company recorded $1 in interest on the note payable due to Mr. Hargreaves (November 30, 2020 - $Nil).

(3) Advances Payable

As at November 30, 2021, the Company owed a total of $40,648 (May 31, 2021 - $41,582) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,922 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2021 - $4,156), $11,726 (May 31, 2021 - $12,426) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2), and $25,000 (May 31, 2021 - $25,000) was owed to Mr. David Jeffs.

(4) Interest Expense

During the six-month period ended November 30, 2021, the Company recorded a total of $10,382 (November 30, 2020 - $14,325) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 7 - SHARE CAPITAL

On August 9, 2021, the Company issued 400,000 shares of its common stock as part of a non-brokered private placement for total proceeds of $100,000.

During the six-month period ended November 30, 2021, the Company issued 300,000 shares on exercise of warrants for total proceeds of $60,000.

During the six-month period ended November 30, 2021, the Company issued 149,999 shares for services with a fair value of $37,075.

Options

The changes in the number of stock options outstanding during the six-month period ended November 30, 2021, and for the year ended May 31, 2021, are as follows:

	Six months ended November 30, 2021			Year ended May 31, 2021
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	2,550,000		$0.35	7,050,000	$0.24
Options exercised	-	$	n/a	(2,484,855)	$0.05
Options expired	(500,000)		$0.35	(2,015,145)	$0.35
Options outstanding, ending	2,050,000		$0.35	2,550,000	$0.35

Details of options outstanding and exercisable as at November 30, 2021, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
2,050,000	$0.35	August 24, 2017	August 23, 2022

At November 30, 2021, the weighted average remaining contractual life of the stock options outstanding was 0.73 years.

Warrants

The changes in the number of warrants outstanding during the six-month period ended November 30, 2021 and for the year ended May 31, 2021, are as follows:

	Six months ended November 30, 2021			Year ended May 31, 2021
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	16,132,605		$1.02	18,864,605		$0.94
Warrants issued	-	$	n/a	988,000		$0.50
Warrants exercised	(300,000)		$0.20	-	$	n/a
Warrants expired	(12,844,605)		$1.12	(3,720,000)		$1.10
Warrants outstanding, ending	2,988,000		$0.67	16,132,605		$1.02

Details of warrants outstanding as at November 30, 2021, are as follows:

Number of warrants exercisable	Grant date	Exercise price
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
988,000	July 30, 2020	$0.50 expiring on July 30, 2022
2,988,000

At November 30, 2021, the weighted average life and exercise price of the warrants was 1.08 years and $0.67, respectively.

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

Current uncertainty with respect to continued expansion of the COVID-19 pandemic

We are cognizant of the continued expansion of the COVID-19 pandemic and the resulting global implications. To date, we have experienced minor disruptions to our day-to-day operations associated with delayed services resulting from various COVID-19 restrictions and shortage of manpower experienced by some of our service providers. We caution that there continues to be a possibility for increase of the restrictions currently in place, or addition of new restrictions currently not known to us. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended November 30, 2021, and up to the date of the filing of this report:

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

Results of Operations for the Three and Six Months ended November 30, 2021 and 2020

Our operating results for the three- and six-month periods ended November 30, 2021 and 2020, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Six Months Ended
	November 30, 2021	November 30, 2020	Percentage Increase/ (Decrease)	November 30, 2021	November 30, 2020	Percentage Increase/ (Decrease)
Sales	$1,671	$1,871	(10.7)%	$2,868	$3,338	(14.1)%
Cost of goods	(863)	(988)	(12.7)%	(1,188)	(1,357)	(12.5)%
Gross margin	808	883	(8.5)%	1,680	1,981	(15.2)%
Operating expenses
Amortization	203	632	(67.9)%	743	1,368	(45.7)%
Consulting fees	64,294	62,447	3.0%	129,108	139,387	(7.4)%
Distribution expenses	-	-	n/a%	-	261	(100.0)%
General and administrative expenses	75,390	80,723	(6.6)%	209,479	113,503	84.6%
Research and development costs	31,456	38,538	(18.4)%	67,297	123,675	(45.6)%
Total operating expenses	171,343	182,340	(6.0)%	406,627	378,194	7.5%
Interest	5,442	7,879	(30.9)%	10,382	14,325	(27.5)%
Net loss	$175,977	$189,336	(7.1)%	$415,329	$390,538	6.3%

Revenues

During the three-month period ended November 30, 2021, we recognized $1,200 in revenue from sales of eBalance® devices and $471 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $863. During the comparative three-month period ended November 30, 2020, we recognized $1,871 in revenue, which consisted of monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $988.

During the six-month period ended November 30, 2021, we recognized $1,200 in revenue from sales of eBalance® devices and $1,668 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $1,188. During the comparative six-month period ended November 30, 2020, we recognized $3,338 in revenue, which consisted of monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $1,357.

As of the date of this Quarterly Report on Form 10-Q, we continue research and further development of our eBalance® Technology and devices based on this technology. During the summer of 2020, Health Canada granted our eBalance® Home and Pro Systems Class II medical device licenses, which allow us to market our eBalance® devices for wellness and pain management. Our certification with U.S. Food and Drug Administration (FDA) continues to be ongoing; at the time of this Quarterly Report on Form 10-Q we have submitted a premarket notification (510K) to the FDA for the eBalance® Home System and eBalance® Pro System, which, when approved, will allow us to demonstrate that the eBalance® Home System and eBalance® Pro System are at least as safe and effective as a legally marketed predicate device available on the market. Once this submission is approved, it will allow us to start our commercial activity in the USA.

Operating Expenses

During the three-month period ended November 30, 2021, our operating expenses decreased by 6.0% from $182,340 we incurred during the three months ended November 30, 2020, to $171,343 we incurred during the three months ended November 30, 2021. The largest change was associated with foreign exchange fluctuation during the period, which, for the three-month period ended November 30, 2021, resulted in a loss of $17,056, as compared to a gain of $4,717 during the comparative period ended November 30, 2020. Other most significant expenses during this period included $33,010 in corporate communication fees (November 30, 2020 - $51,319), $31,456 we incurred in research and development costs (November 30, 2020 - $38,538), $64,294 in consulting fees (November 30, 2020 - $62,447), $3,500 in accounting and audit fees (November 30, 2020 - $5,012), and $10,500 in management fees (November 30, 2020 - $10,500).

On a year-to-date basis, the most significant changes were as follows:

•During the six-month period ended November 30, 2021, our consulting fees decreased by $10,279, or 7.4%, from $139,387 we incurred during the six-month period ended November 30, 2020, to $129,108 we incurred during the three-month period ended November 30, 2021.

•Our research and development costs for the six-month period ended November 30, 2021, decreased by $56,378, or 45.6%, from $123,675 we incurred during the six-month period ended November 30, 2020, to $67,297 we incurred during the six-month period ended November 30, 2021. The lower research and development costs during the six-month period ended November 30, 2021, were associated with our decision to suspend further development of the eBalance® devices until such time that our 510(K) notification to the FDA is finalized and submitted.

•Our general and administrative expenses for the six-month period ended November 30, 2021, increased by $95,976, or 84.6%, from $113,503 we incurred during the six-month period ended November 30, 2020, to $209,479 we incurred during the six-month period ended November 30, 2021. The largest factor that contributed to this change was associated with fluctuation in foreign exchange rates, which, during the six-month period ended November 30, 2021, resulted in $64,438 loss, as compared to $47,167 gain during the comparative period. Other factors that affected our general and administrative expenses were associated with a $1,500 increase to our management fees, which increased from $19,500 we incurred during the six-month period ended November 30, 2020, to $21,000 for the six-month period ended November 30, 2021; a $1,977 increase to our filing and regulatory fees, which increased from $15,199 we incurred during the six-month period ended November 30, 2020, to $17,176 for the six-month period ended November 30, 2021; and a $3,286 increase to our office expenses, which increased from $3,845 we incurred during the six-month period ended November 30, 2020, to $7,131 for the six-month period ended November 30, 2021.

•These increases were in part offset by a $14,296 decrease to our professional fees, from $14,471 we incurred during the six-month period ended November 30, 2020, to $175 we incurred during the six-month period ended November 30, 2021; a $4,097 decrease to our expenditures on corporate communications, which decreased from $93,582 we incurred during the six-month period ended November 30, 2020, to $89,485 we incurred during the six-month period ended November 30, 2021; a $2,023 decrease to our accounting and audit fees, which decreased from $10,023 we incurred during the six-month period ended November 30, 2020, to $8,000 for the six-month period ended November 30, 2021; and, to a smaller extent, decreases in bank fees, and travel and entertainment fees, which decreased to $661 and $1,413 respectively.

Other Items

During the three-month period ended November 30, 2021, we accrued $5,442 (November 30, 2020 - $7,879) in interest associated with the outstanding notes payable. On a year-to-date basis, we accrued $10,382 (November 30, 2020 - $14,325) in interest associated with the outstanding notes payable. Of this interest, $7,191 (November 30, 2020 - $1,354) represented interest we accrued on the notes payable to our related parties.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2021	As at May 31, 2021	Percentage Change
Current assets	$72,172	$51,047	41.4%
Current liabilities	1,781,118	1,628,300	9.4%
Working capital deficit	$(1,708,946)	$(1,577,253)	8.3%

As of November 30, 2021, we had a cash balance of $37,147, a working capital deficit of $1,708,946 and cash flows used in operations of $268,249 for the period then ended. During the six-month period ended November 30, 2021, we funded our operations with $100,000 received from our private placement financing, $60,000 from exercise of warrants, and $124,875 we borrowed under non-arms-length loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended November 30, 2021. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Six months ended November 30,
	2021	2020
Cash flows used in operating activities	$(268,249)	$(313,773)
Cash flows used in investing activities	-	(1,574)
Cash flows provided by financing activities	284,875	292,773
Effects of foreign currency exchange on cash	(232)	(732)
Net increase/(decrease) in cash during the period	$16,394	$(23,306)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2021, was $268,249. This cash was primarily used to cover our cash operating expenses of $313,455, to decrease our accounts payable and accrued liabilities by $302 and $30,833, respectively, and to increase our other current assets by $6,269. These uses of cash were offset by $82,610 increase in amounts due to related parties.

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

Non-cash transactions

During the six-month period ended November 30, 2021, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$10,383 (November 30, 2020 - $14,325) in interest we accrued on the outstanding notes payable. Of this interest, $7,191 (November 30, 2020 - $1,354) was accrued on the notes payable we issued to our related parties;

•$53,673 in unrealized foreign exchange loss (November 30, 2020 - $48,686 gain), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$743 (November 30, 2020 - $1,368) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$37,075 (November 30, 2020 - $11,000) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultants for investor relation services.

Net Cash Used in Investing Activities

During the six-month period ended November 30, 2020, we purchased office equipment for $1,574. We did not have any investing activities during the six-month period ended November 30, 2021.

Net Cash Provided by Financing Activities

During the six-month period ended November 30, 2021, we received $119,000 under loan agreements with Mr. Jeffs, which are payable on demand and accumulate interest at 6% per annum, we received an additional $5,875 from Mr. Hargreaves, our VP of Technology and Operations; this loan is also payable on demand and accumulates interest at 6% per annum. In addition, we received $100,000 on closing of our non-brokered private placement for 400,000 shares of our common stock at $0.25 per share. We did not incur any share-issuance costs associated with the shares issued as part of the private placement financing. In addition, we received $60,000 on exercise of the warrants to acquire 300,000 shares of our common stock at $0.20 per share.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at November 30, 2021, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at November 30, 2021, we had accumulated a deficit of $9,375,685 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks associated with the current uncertainty with respect to continued expansion of the COVID-19 pandemic

We are cognizant of the continued expansion of the COVID-19 pandemic and the resulting global implications. To date, we have experienced minor disruptions to our day-to-day operations associated with delayed services resulting from various COVID-19 restrictions and shortage of manpower experienced by some of our service providers. We caution that there continues to be a possibility for increase of the restrictions currently in place, or addition of new restrictions currently not known to us. The impact of these restrictions on our operations, if implemented, is currently unknown but could be significant.

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

Competitors’ intellectual property may prevent us from selling our products or have a material adverse effect on our future profitability and financial condition.

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

Even if we successfully develop marketable products or commercially develop our current technology, we may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations.

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

Our products face intense competition from our competitors. Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than our products. We cannot predict with certainty the timing or impact of the introduction of competitors’ products.

Significant safety concerns could arise for our products, which could have a material adverse effect on our revenues and financial condition.

Health care products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, we may be required to amend the conditions of use for a product. For example, we may be required to provide additional warnings on a product’s label or narrow its approved intended use, either of which could reduce the product’s market acceptance. If serious safety issues arise with our product, sales of the product could be halted by us or by regulatory authorities. Safety issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of our products.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $9,375,685 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

•contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock

We have not paid nor anticipate paying cash dividends on our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.(17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021.(18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021.(18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves.

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from this Quarterly Report on Form 10-Q for the three- and six-month periods ended November 30, 2021 and November 30, 2020 formatted in iXBRL (extensible Business Reporting Language):

(1) Unaudited Condensed Consolidated Balance Sheets at November 30, 2021 and as at May 31, 2021.
(2) Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended November 30, 2021 and November 30, 2020.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at November 30, 2021.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2021 and November 30, 2020.

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

Cell MedX Corp.

Date: January 12, 2022	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 12, 2022	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)