Form 10-Q
period 2022-02-28
Cell MedX Corp.
filed 2022-04-11
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2022

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 11, 2022, was 62,923,063.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Cell MedX Corp. as at February 28, 2022, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and nine-month periods ended February 28, 2022, are not necessarily indicative of the results that can be expected for the year ending May 31, 2022.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	February 28, 2022	May 31, 2021
ASSETS

Current assets
Cash	$30,736	$20,753
Other current assets	23,959	30,294
Total current assets	54,695	51,047

Equipment	205	1,195
Total assets	$54,900	$52,242

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$421,135	$431,593
Accrued liabilities	4,350	35,183
Due to related parties	908,053	817,856
Notes and advances payable	561,167	343,668
Total liabilities	1,894,705	1,628,300

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 and 62,073,064 shares issued and outstanding at February 28, 2022 and at May 31, 2021, respectively	62,923	62,073
Additional paid-in capital	7,272,701	7,076,476
Reserves	366,493	366,493
Accumulated deficit	(9,495,174)	(8,960,356)
Accumulated other comprehensive loss	(46,748)	(120,744)
Total stockholders’ deficit	(1,839,805)	(1,576,058)
Total liabilities and stockholders’ deficit	$54,900	$52,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021

Revenue
Sales	$422	$4,374	$3,290	$7,712
Cost of goods sold	308	2,706	1,496	4,063
Gross margin	114	1,668	1,794	3,649

Operating expenses
Amortization	198	520	941	1,888
Consulting fees	36,917	63,746	166,025	203,133
Distribution expenses	-	-	-	261
General and administrative expenses	44,755	37,232	254,234	150,735
Research and development costs	30,884	70,145	98,181	193,820
Total operating expenses	112,754	171,643	519,381	549,837

Other items
Interest	(6,849)	(9,033)	(17,231)	(23,358)
Net loss	(119,489)	(179,008)	(534,818)	(569,546)

Foreign currency translation income (loss)	(11,772)	(26,786)	73,996	(90,895)
Comprehensive loss	$(131,261)	$(205,794)	$(460,822)	$(660,441)

Net loss per common share Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding Basic and diluted	62,923,063	59,388,564	62,756,946	58,054,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Obligation to Issue Shares	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2020	55,915,709	$55,916	$5,988,153	$80,000	$366,493	$(8,049,520)	$38,614	$(1,520,344)

Shares issued for cash	988,000	988	246,012	(80,000)	-	-	-	167,000
Shares issued on exercise of options	2,484,855	2,485	121,758	-	-	-	-	124,243
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(201,202)	-	(201,202)
Translation to reporting currency	-	-	-	-	-	-	(56,882)	(56,882)
Balance - August 31, 2020	59,388,564	59,389	6,355,923	-	366,493	(8,250,722)	(18,268)	(1,487,185)

Net loss for the three months ended November 30, 2020	-	-	-	-	-	(189,336)	-	(189,336)
Translation to reporting currency	-	-	-	-	-	-	(7,227)	(7,227)
Balance - November 30, 2020	59,388,564	59,389	6,355,923	-	366,493	(8,440,058)	(25,495)	(1,683,748)

Net loss for the three months ended February 28, 2021	-	-	-	-	-	(179,008)	-	(179,008)
Translation to reporting currency	-	-	-	-	-	-	(26,786)	(26,786)
Balance - February 28, 2021	59,388,564	$59,389	$6,355,923	$-	$366,493	$(8,619,066)	$(52,281)	$(1,889,542)

Balance - May 31, 2021	62,073,064	$62,073	$7,076,476	$-	$366,493	$(8,960,356)	$(120,744)	$(1,576,058)

Shares issued for cash	400,000	400	99,600	-	-	-	-	100,000
Shares issued on exercise of warrants	300,000	300	59,700	-	-	-	-	60,000
Shares issued for services	149,999	150	36,925	-	-	-	-	37,075
Net loss for the three months ended August 31, 2021	-	-	-	-	-	(239,352)	-	(239,352)
Translation to reporting currency	-	-	-	-	-	-	64,269	64,269
Balance - August 31, 2021	62,923,063	62,923	7,272,701	-	366,493	(9,199,708)	(56,475)	(1,554,066)

Net loss for the three months ended November 30, 2021	-	-	-	-	-	(175,977)	-	(175,977)
Translation to reporting currency	-	-	-	-	-	-	21,499	21,499
Balance – November 30, 2021	62,923,063	62,923	7,272,701	-	366,493	(9,375,685)	(34,976)	(1,708,544)

Net loss for the three months ended February 28, 2022	-	-	-	-	-	(119,489)	-	(119,489)
Translation to reporting currency	-	-	-	-	-	-	(11,772)	(11,772)
Balance - February 28, 2022	62,923,063	$62,923	$7,272,701	$-	$366,493	$(9,495,174)	$(46,748)	$(1,839,805)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended February 28,
	2022	2021

Cash flows used in operating activities
Net loss	$(534,818)	$(569,546)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	17,231	23,358
Amortization	941	1,888
Non-cash investor relations fees	37,075	16,500
Unrealized foreign exchange loss (gain)	50,191	(69,502)
Changes in operating assets and liabilities
Inventory	-	7,672
Other current assets	5,199	21,833
Accounts payable	(1,124)	79,932
Accrued liabilities	(30,833)	(30,144)
Due to related parties	100,125	105,497
Net cash flows used in operating activities	(356,013)	(412,512)

Cash flows used in investing activities
Acquisition of equipment	-	(1,574)
Net cash used in investing activities	-	(1,574)

Cash flows from financing activities
Proceeds from notes payable	205,875	226,186
Proceeds from subscription to shares	160,000	167,000
Net cash provided by financing activities	365,875	393,186

Effects of foreign currency exchange on cash	121	1,777
Increase (decrease) in cash	9,983	(19,123)
Cash, beginning	20,753	45,090
Cash, ending	$30,736	$25,967

Non-cash financing transactions:
Exercise of options for debt	$-	$124,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on August 30, 2021. The interim unaudited condensed consolidated financial statements for the three and nine-month periods ended February 28, 2022, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and nine-month periods ended February 28, 2022, are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2022, the Company has not achieved profitable operations and has accumulated a deficit of $9,495,174. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 6) at February 28, 2022, and at May 31, 2021:

	February 28, 2022	May 31, 2021
Due to the Chief Executive Officer (“CEO”)	$124,200	$115,200
Due to the Chief Financial Officer (“CFO”)	5,500	6,228
Due from the Vice President (“VP”), Technology and Operations	(2,650)	(3,682)
Due to a company controlled by the Chief Operating Officer (“COO”)	777,595	696,878
Due to a company controlled by the COO and a major shareholder	3,124	2,996
Due to Live Current Media, Inc. (“LIVC”), of which the COO is a director	284	236
Due to related parties	$908,053	$817,856

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the nine-month periods ended February 28, 2022 and 2021, the Company had the following transactions with related parties:

	February 28, 2022	February 28, 2021
Management fees incurred to the CEO	$9,000	$9,000
Management fees incurred to the CFO	22,500	21,000
Consulting fees incurred to the VP, Technology and Operations	35,909	34,019
Consulting fees incurred to the company controlled by the COO	94,116	117,227
Royalty incurred to LIVC, of which the COO is a director	60	99
Royalty incurred to the company controlled by the COO and a major shareholder	278	267
Total transactions with related parties	$161,863	$181,612

NOTE 3 - OTHER CURRENT ASSETS

As at February 28, 2022, other current assets consisted of $16,970 in prepaid expenses (May 31, 2021 - $17,871) and $6,989 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2021 - $12,423).

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at February 28, 2022 and May 31, 2021 are as follows:

	February 28, 2022	May 31, 2021
Net book value, beginning of the period	$1,195	$1,836
Changes during the period	-	1,574
Amortization	(941)	(2,434)
Foreign exchange	(49)	219
Net book value, end of the period	$205	$1,195

NOTE 5 - REVENUE

During the three- and nine-month periods ended February 28, 2022, and 2021 the Company’s revenue consisted of sales of its eBalance® devices and monthly subscriptions to eBalance® microcurrent treatments.  Following are the details of revenue and associated costs:

	Three months ended February 28,		Nine months ended February 28,
	2022	2021	2022	2021
Monthly subscriptions	$422	$2,088	$2,090	$5,426
Sales of eBalance® devices	-	2,286	1,200	2,286
Cost of eBalance® devices and services	(298)	(2,393)	(1,158)	(3,697)
Royalty payable	(10)	(313)	(338)	(366)
Gross margin	$114	$1,668	$1,794	$3,649

NOTE 6 - NOTES AND ADVANCES PAYABLE

The tables below summarize the notes and advances outstanding as at February 28, 2022, and May 31, 2021:

As at February 28, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$95,571	6%	Non-convertible(1)	$13,538	$109,109
391,863	6%	Related party(2)	19,430	411,293
40,765	0%	Advances(3)	-	40,765
$528,199			$32,968	$561,167

As at May 31, 2021
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$96,845	6%	Non-convertible(1)	$8,986	$105,831
189,086	6%	Related party(2)	7,169	196,255
41,582	0%	Advances(3)	-	41,582
$327,513			$16,155	$343,668

(1) Non-convertible Loans Payable

As at February 28, 2022, the Company owed a total of $109,109 under 6% notes payable which were due on demand (May 31, 2021 - $105,831). During the nine-month period ended February 28, 2022, the Company recorded $4,790 in interest on these loans (February 28, 2021 - $3,487).

(2) Related Party Loans Payable

As at February 28, 2022, the Company owed a total of $411,293 to related parties (May 31, 2021 - $196,255) of which $19,430 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2021 - $7,169).

During the nine-month period ended February 28, 2022, the Company’s subsidiary, Cell MedX Canada, entered into a number of loan agreements with Mr. Jeffs, the Company’s major shareholder, for a total of $200,000 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at February 28, 2022, the Company owed a total of $348,915 (May 31, 2021 - $140,860) under unsecured notes payable with Mr. Jeffs, of which $15,522 (May 31, 2021 - $5,766) was associated with accrued interest. During the nine-month period ended February 28, 2022, the Company recorded $9,870 in interest on the notes payable due to Mr. Jeffs (February 28, 2021 - $2,394).

As at February 28, 2022, the Company owed a total of $17,376 under a loan agreement with Mr. David Jeffs, the CEO and President of LIVC (May 31, 2021 - $17,477). The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand and/or from the proceeds of warrants the Company issued to LIVC. During the nine-month period ended February 28, 2022, the Company recorded $769 in interest on the principal (February 28, 2021 - $599).

As at February 28, 2022, the Company owed a total of $26,525 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2021 - $25,363). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the nine-month period ended February 28, 2022, the Company recorded $1,161 in interest on the principal (February 28, 2021 - $Nil).

As at February 28, 2022, the Company owed a total of $12,482 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs (May 31, 2021 - $12,554). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the nine-month period ended February 28, 2022, the Company recorded $552 in interest on the principal (February 28, 2021 - $Nil).

During the nine-month period ended February 28, 2022, the Company entered into a loan agreement with Mr. Hargreaves, the Company’s director and VP of Technology and Operations, for $5,875 in exchange for unsecured note payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at February 28, 2022, the Company owed $5,995 (May 31, 2021 - $Nil) under unsecured note payable with Mr. Hargreaves. During the nine-month period ended February 28, 2022, the Company recorded $89 in interest on the note payable due to Mr. Hargreaves (February 28, 2021 - $Nil).

(3) Advances Payable

As at February 28, 2022, the Company owed a total of $40,765 (May 31, 2021 - $41,582) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,952 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2021 - $4,156), $11,813 (May 31, 2021 - $12,426) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2), and $25,000 (May 31, 2021 - $25,000) was owed to Mr. David Jeffs.

(4) Interest Expense

During the nine-month period ended February 28, 2022, the Company recorded a total of $17,231 (February 28, 2021 - $23,358) in interest expense associated with its liabilities under the notes and advances payable.

NOTE 7 - SHARE CAPITAL

On August 9, 2021, the Company issued 400,000 shares of its common stock as part of a non-brokered private placement for total proceeds of $100,000.

During the nine-month period ended February 28, 2022, the Company issued 300,000 shares on exercise of warrants for total proceeds of $60,000.

During the nine-month period ended February 28, 2022, the Company issued 149,999 shares for services with a fair value of $37,075.

Options

The changes in the number of stock options outstanding during the nine-month period ended February 28, 2022, and for the year ended May 31, 2021, are as follows:

	Nine months ended February 28, 2022			Year ended May 31, 2021
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	2,550,000		$0.35	7,050,000	$0.24
Options exercised	-	$	n/a	(2,484,855)	$0.05
Options expired	(500,000)		$0.35	(2,015,145)	$0.35
Options outstanding, ending	2,050,000		$0.35	2,550,000	$0.35

Details of options outstanding and exercisable as at February 28, 2022, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
2,050,000	$0.35	August 24, 2017	August 23, 2022

At February 28, 2022, the weighted average remaining contractual life of the stock options outstanding was 0.48 years.

Warrants

The changes in the number of warrants outstanding during the nine-month period ended February 28, 2022 and for the year ended May 31, 2021, are as follows:

	Nine months ended February 28, 2022			Year ended May 31, 2021
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	16,132,605		$1.02	18,864,605		$0.94
Warrants issued	-	$	n/a	988,000		$0.50
Warrants exercised	(300,000)		$0.20	-	$	n/a
Warrants expired	(12,844,605)		$1.12	(3,720,000)		$1.10
Warrants outstanding, ending	2,988,000		$0.67	16,132,605		$1.02

Details of warrants outstanding as at February 28, 2022, are as follows:

Number of warrants exercisable	Grant date	Exercise price
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
988,000	July 30, 2020	$0.50 expiring on July 30, 2022
2,988,000

At February 28, 2022, the weighted average life and exercise price of the warrants was 0.83 years and $0.67, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to February 28, 2022, the Company entered into a loan agreement for CAD$50,000 with Mr. Jeffs (Note 6). The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the “Risk Factors” in Part II, Item 1A of this Quarterly Report.

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

As of the date of this Quarterly Report on Form 10-Q we continue to work on our certification with FDA for premarket notification (510K).

Results of Operations for the Three and Nine Months ended February 28, 2022 and 2021

Our operating results for the three- and nine-month periods ended February 28, 2022 and 2021, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended			Nine Months Ended
	February 28, 2022	February 28, 2021	Percentage Increase/ (Decrease)	February 28, 2022	February 28, 2021	Percentage Increase/ (Decrease)
Sales	$422	$4,374	(90.4)%	$3,290	$7,712	(57.3)%
Cost of goods	(308)	(2,706)	(88.6)%	(1,496)	(4,063)	(63.2)%
Gross margin	114	1,668	(93.2)%	1,794	3,649	(50.8)%
Operating expenses
Amortization	198	520	(61.9)%	941	1,888	(50.2)%
Consulting fees	36,917	63,746	(42.1)%	166,025	203,133	(18.3)%
Distribution expenses	-	-	n/a%	-	261	(100.0)%
General and administrative expenses	44,755	37,232	20.2%	254,234	150,735	68.7%
Research and development costs	30,884	70,145	(56.0)%	98,181	193,820	(49.3)%
Total operating expenses	112,754	171,643	(34.3)%	519,381	549,837	(5.5)%
Interest	6,849	9,033	(24.2)%	17,231	23,358	(26.2)%
Net loss	$119,489	$179,008	(33.2)%	$534,818	$569,546	(6.1)%

Revenues

During the three-month period ended February 28, 2022, we recognized $422 in monthly recurring revenue we received from sales of eBalance® treatment packages. The cost attributed to this revenue was $308. During the comparative three-month period ended February 28, 2021, we recognized $4,374 in revenue, which consisted of $2,286 we received from sales of our eBalance® wellness devices, and $2,088 from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $2,706.

During the nine-month period ended February 28, 2022, we recognized $3,290 in revenue, which consisted of $1,200 in revenue from sales of eBalance® devices and $2,090 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $1,496. During the comparative nine-month period ended February 28, 2021, we recognized $7,712 in revenue, which consisted of $2,286 we received from sales of our eBalance® wellness devices, and $5,426 from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $4,063.

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

Operating Expenses

During the three-month period ended February 28, 2022, our operating expenses decreased by 34.3% from $171,643 we incurred during the three months ended February 28, 2021, to $112,754 we incurred during the three months ended February 28, 2022. The largest changes were associated with decreased research and development costs, which, for the three months ended February 28, 2022, were $30,884, as compared to $70,145 we incurred during the three months ended February 28, 2021, and consulting fees, which, for the three-month period ended February 28, 2022, decreased by $26,829, from $63,746 we incurred during the three-month period ended February 28, 2021, to $36,917 we incurred during the three-month period ended February 28, 2022. Other significant expenses during this period included $22,000 in corporate communication fees (February 28, 2021 - $19,500), $5,216 in accounting and audit fees (February 28, 2021 - $4,774), and $10,500 in management fees (February 28, 2021 - $10,500). Foreign exchange fluctuation during the period ended February 28, 2022, resulted in a gain of $7,321, as compared to a gain of $18,777 during the comparative period ended February 28, 2021.

On a year-to-date basis, the most significant changes were as follows:

•During the nine-month period ended February 28, 2022, our consulting fees decreased by $37,108, or 18.3%, from $203,133 we incurred during the nine-month period ended February 28, 2021, to $166,025 we incurred during the nine-month period ended February 28, 2022.

•Our research and development costs for the nine-month period ended February 28, 2022, decreased by $95,639, or 49.3%, from $193,820 we incurred during the nine-month period ended February 28, 2021, to $98,181 we incurred during the nine-month period ended February 28, 2022. The lower research and development costs during the nine-month period ended February 28, 2022, were associated with our decision to suspend further development of the eBalance® devices until such time that our 510(K) notification to the FDA is finalized and submitted.

•Our general and administrative expenses for the nine-month period ended February 28, 2022, increased by $103,499, or 68.7%, from $150,735 we incurred during the nine-month period ended February 28, 2021, to $254,234 we incurred during the nine-month period ended February 28, 2022. The largest factor that contributed to this change was associated with fluctuation in foreign exchange rates, which, during the nine-month period ended February 28, 2022, resulted in $57,117 loss, as compared to $65,944 gain during the comparative period. Other factors that affected our general and administrative expenses were associated with a $1,500 increase to our management fees, which increased from $30,000 we incurred during the nine-month period ended February 28, 2021, to $31,500 for the nine-month period ended February 28, 2022; a $2,583 increase to our filing and regulatory fees, which increased from $22,335 we incurred during the nine-month period ended February 28, 2021, to $24,918 for the nine-month period ended February 28, 2022; and a $3,364 increase to our office expenses, which increased from $6,082 we incurred during the nine-month period ended February 28, 2021, to $9,446 for the nine-month period ended February 28, 2022.

•The increases in general and administrative expenses were in part offset by an $18,922 decrease to our professional fees, from $22,390 we incurred during the nine-month period ended February 28, 2021, to $3,468 we incurred during the nine-month period ended February 28, 2022; a $4,134 decrease to our marketing and advertising expenses, as we did not incur any such expenditures during the nine-month period ended February 28, 2022; a $1,597 decrease to our expenditures on corporate communications, which decreased from $113,082 we incurred during the nine-month period ended February 28, 2021, to $111,485 we incurred during the nine-month period ended February 28, 2022; a $1,581 decrease to our accounting and audit fees, which decreased from $14,797 we incurred during the nine-month period ended February 28, 2021, to $13,216 for the nine-month period ended February 28, 2022; and, to a smaller extent, decreases in bank fees, and travel and entertainment fees, which decreased to $1,023 and $2,061 respectively.

Other Items

During the three-month period ended February 28, 2022, we accrued $6,849 (February 28, 2021 - $9,033) in interest associated with the outstanding notes payable. On a year-to-date basis, we accrued $17,231 (February 28, 2021 - $23,358) in interest associated with the outstanding notes payable. Of this interest, $12,441 (February 28, 2021 - $2,352) represented interest we accrued on the notes payable to our related parties.

Liquidity and Capital Resources

Working Capital

	As at February 28, 2022	As at May 31, 2021	Percentage Change
Current assets	$54,695	$51,047	7.1%
Current liabilities	1,894,705	1,628,300	16.4%
Working capital deficit	$(1,840,010)	$(1,577,253)	16.7%

As of February 28, 2022, we had a cash balance of $30,736, a working capital deficit of $1,840,010 and cash flows used in operations of $356,013 for the period then ended. During the nine-month period ended February 28, 2022, we funded our operations with $100,000 received from our private placement financing, $60,000 from exercise of warrants, and $205,875 we borrowed under non-arms-length loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the period ended February 28, 2022. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Nine months ended February 28,
	2022	2021
Cash flows used in operating activities	$(356,013)	$(412,512)
Cash flows used in investing activities	-	(1,574)
Cash flows provided by financing activities	365,875	393,186
Effects of foreign currency exchange on cash	121	1,777
Net increase/(decrease) in cash during the period	$9,983	$(19,123)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2022, was $356,013. This cash was primarily used to cover our cash operating expenses of $429,380, to decrease our accounts payable and accrued liabilities by $1,124 and $30,833, respectively. These uses of cash were offset by $100,125 increase in amounts due to related parties and by $5,199 decrease in our other current assets.

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

Non-cash transactions

During the nine-month period ended February 28, 2022, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$17,231 (February 28, 2021 - $23,358) in interest we accrued on the outstanding notes payable. Of this interest, $12,441 (February 28, 2021 - $2,352) was accrued on the notes payable we issued to our related parties;

•$50,191 in unrealized foreign exchange loss (February 28, 2021 - $69,502 gain), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$941 (February 28, 2021 - $1,888) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$37,075 (February 28, 2021 - $16,500) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultants for investor relation services.

Net Cash Used in Investing Activities

During the nine-month period ended February 28, 2021, we purchased office equipment for $1,574. We did not have any investing activities during the nine-month period ended February 28, 2022.

Net Cash Provided by Financing Activities

During the nine-month period ended February 28, 2022, we received $200,000 under loan agreements with Mr. Jeffs, which are payable on demand and accumulate interest at 6% per annum, we received an additional $5,875 from Mr. Hargreaves, our VP of Technology and Operations; this loan is also payable on demand and accumulates interest at 6% per annum. In addition, we received $100,000 on closing of our non-brokered private placement for 400,000 shares of our common stock at $0.25 per share. We did not incur any share-issuance costs associated with the shares issued as part of the private placement financing. And we received further $60,000 on exercise of the warrants to acquire 300,000 shares of our common stock at $0.20 per share.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at February 28, 2022, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at February 28, 2022, we had accumulated a deficit of $9,495,174 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 28, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $9,495,174 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.(17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021.(18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021.(18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves.

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three- and nine-month periods ended February 28, 2022 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at February 28, 2022 and as at May 31, 2021.
(2) Unaudited Condensed Consolidated Statements of Operations for the three- and nine-month periods ended February 28, 2022 and February 28, 2021.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at February 28, 2022.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2022 and February 28, 2021.

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

(16)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2021

(17)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2021

(18)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2021

(19)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 30, 2021

(20)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on January 12, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: April 11, 2022	By:	/s/ Frank McEnulty
Frank McEnulty
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 11, 2022	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)