Form 10-K
period 2022-05-31
Cell MedX Corp.
filed 2023-04-07
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recover period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,774,106 based on average of closing bid and ask for Cell MedX Corp. shares on November 30, 2021.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 7, 2023
common stock - $0.001 par value	62,923,063

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2022, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

ITEM 1. BUSINESS.

GENERAL

We were incorporated under the laws of the State of Nevada on March 19, 2010. On April 26, 2016, we formed our wholly owned subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia.

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

Pursuant to the Purchase Agreement, Ms. Arnett and Mr. Hargreaves sold to us all of their respective rights, title and interests in and to the eBalance® Technology. In consideration for the sale of the eBalance® Technology, we paid Ms. Arnett and Mr. Hargreaves a total of $100,000 and issued to each of Ms. Arnett and Mr. Hargreaves options for the purchase of up to 10,000,000 shares (20,000,000 shares in total) of our common stock at an initial exercise price of $0.05 per share (the “Options”) of which Options to acquire up to 2,500,000 shares of our common stock vested on August 26, 2015, and 2,484,145 of vested options were exercised in August of 2020 for total consideration to the Company of $124,243. Remaining Options were cancelled pursuant to a letter agreement with Ms. Arnett and Mr. Hargreaves, dated for reference September 26, 2016.

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

A research and development plan adopted by the Company included a series of investigations that allowed the Company to move the eBalance® Device from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the eBalance® Medical Device Systems and define a set of claims that were used for submission to the FDA’s  rigorous Pre-Market Approval (PMA) process for 510(k) clearance, as well as to receive Health Canada Class II Medical Device System Certification for the eBalance® Home System and eBalance® Pro System. Both systems are intended to be used for temporary relief of pain associated with sore-aching muscles in the shoulder, waist, back, neck, upper extremities (arm) and lower extremities (leg) due to strain from exercise or normal household work activities and general relation. The Health Canada Certifications received  for the eBalance® Home System and eBalance® Pro System in July and August 2020, respectively, allowed the Company to define  marketing claims for the  eBalance® products. The results of the clinical observational trial the Company finalized during its Fiscal 2018 year (the “Clinical Study”) on the effects of eBalance® technology confirmed that claims such as diabetes management, reductions in average blood sugar (HbA1C), improvement of other markers that denote the degree and quality of blood sugar control, pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease, among several other positive results, warrant further investigation of the eBalance® Systems. Due to the Company’s financial situation, the Company was forced to suspend further research of the eBalance® Technology, including the PMA process for 510(k) clearance, and is at risk of also defaulting on its Health Canada Class II Medical Device System Certification licenses that were issued for both eBalance® Home and eBalance® Pro Systems.

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

Many cells in the human body are “electrically excitable” including those involved with production of chemical signals that affect blood sugar. One example of such a cell of the endocrine type is the L cell, which resides in the gut and secretes cell glucagon-like peptide-1 (GLP-1), glucagon-like peptide-2 (GLP-2), peptide YY (PYY) and oxyntomodulin. GLP-1 is an enteric hormone that stimulates insulin secretion and improves glycaemia in Type 2 diabetes. There is evidence that in Type 2 diabetes these cells become “unsynchronized”. Growing these cells in tissue culture and subjecting them to specific electrical signals can act to resynchronize their chemical activity and alter their behavior as a “dispersed” metabolic organ. This serves as an illustration of how endogenous ion flows may serve as key epigenetic regulators of cell behavior and suggests that bioelectric mechanisms might be harnessed at a whole organism level to cause functional regenerative changes. It is possible that eBalance® Technology may affect these processes, although that has yet to be established. We were planning to explore this hypothesis in greater detail during our future clinical trials, however, due to lack of funding, new clinical trials are not being planned

The eBalance® Systems deliver microcurrent energy as electrical pulses that pass through the skin to the underlying peripheral nerves to aid in the blocking of pain signals traveling to the brain. These support general relaxation, pain management and may offer additional clinical benefits, as observed in the Company’s Health Canada approved Clinical Study.

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

Expansion of Disease Focus

1 International Diabetes Federation. (2019). IDF Diabetes Atlas - Ninth Edition - https://www.diabetesatlas.org/en/

Given the size of the market for diabetes control and management, the current eBalance® Technology has significant potential of success based solely on treating complications caused by diabetes. However, in order to capture a larger market share, the Company was looking into developing more specialized software/treatment options which would have allowed the Company to continue to grow its market share and ensure constant revenue streams. The Company was planning to commence development of specialized software to target other ailments such as gout, hypertension, heart disease, neurological disorders, and depression, among others. As of the date of this Annual Report on Form 10-K, the Company’s lack of funding and unfavorable financial position made it impossible to roll out such expansion, and management felt it necessary to stop all further research and development of eBalance® Technology until the Company is financially stable and has secured substantial financing to support its day-to-day operations and further research opportunities. As of the date of this Annual Report on Form 10-K, the Company is unable to provide any assurance that its attempts to raise additional capital will be successful.

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

The successful completion of the first batch of Canadian-built eBalance® Systems allowed the Company to continue manufacturing, research and development, along with testing of the eBalance® Systems. As of the date of this Annual Report, the Company’s products based on eBalance® Technology include two Health Canada Class II Medical Device

Systems - the eBalance® Pro System, and eBalance® Home System. Due to the financial difficulties the Company faces, the Company was required to stop any further research and development, and the management decided to let its MDSAP certification lapse, which will most likely result in the Company losing the Medical Device Licenses granted for its eBalance® Home and Pro systems.

eBalance® Home and Pro Systems

The eBalance® Home and Pro Systems include the eBalance® Console which acts as the central controller for three pre-programmed microcurrent algorithms (Wellness, Pain Management, and Dual) referred to as Treatment Options. In eBalance® Pro System the Treatments are administered to patients using Hand Bars, Foot Plates, and/or Pen Probes. The eBalance® Pro System is designed for Professional Use by Healthcare practitioners in a clinical setting. The Hand Bars and Foot Plates are used for general wellness and pain management while the Pen Probes are used in localized pain management. In eBalance® Home System the Treatments are administered using Hand Bars and Foot Plates and are controlled by the eBalance® Console. The eBalance® Home System is for Home Use and is available without a prescription.

Research and development, including FDA and MDSAP audits are costly, and require large financing. Currently, we do not have the required financing in place, and therefore we stopped all our plans to progress eBalance® Home and Pro Systems to market. We are continuing our efforts to raise capital through debt or equity financing or a combination of both, however, as of the date of this Annual Report on Form 10-K have not been successful in securing additional funds. We are also considering other alternatives to financing through joint-venturing and/or licensing further development of the eBalance® Technology.

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

In order to keep the Class II Medical Licenses valid, the Company is required to go through annual MDSAP audits, for which, as at the date of this Annual Report on Form 10-K, the Company did not have adequate financing. Therefore we are at risk of losing our Class II Medical Device Licenses.

Prior to selling our eBalance® Home and Pro Systems for the treatment in the United States, the Company will be required to apply for an approval from the FDA. We were in the process of completing the necessary documentation and testing required for the 510(K) submission to the FDA, however, due to the financial situation of the Company, the process was stopped, and will most likely result in our application expiring.

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

Marketing Plans

The Company intended to commence its marketing plans for eBalance® Home and eBalance® Pro Systems in Canada in the fall of 2021 by engaging authorized dealers and distributors of medical equipment to market its eBalance® Pro System to professional and institutional users. The eBalance® Home System was to be marketed through authorized dealers as well as in-house sales force. Due to the Company’s financial situation, the Company was not able to  realize its marketing plans in its fiscal 2022, and up to the date of the filing of this Annual Report on Form 10-K. In the US, the Company cannot  market its eBalance® Systems until such time as  both eBalance® Systems receive FDA 510(k) clearance.

On March 21, 2019, the Company entered into an exclusive worldwide distribution agreement (the “Agreement”) with Live Current Media, Inc. (“LIVC”) for worldwide distribution rights to eBalance® devices in an end-user market (the “Direct Rights”). John da Costa, Cell MedX’s director and COO, was a director of LIVC until his resignation in April of 2022, Mr. David Jeffs, a son of Mr. Richard Jeffs, Cell MedX’s largest shareholder, is a director and President of LIVC. LIVC paid an initial one-time fee of $250,000. In order to maintain the exclusivity, LIVC will be required to order a minimum of 2,000 devices by the end of a 24-month period from the date the eBalance® device receives its 510K clearance from the FDA (the “Initial Term”). The Company agreed to sell the eBalance® devices to LIVC at a 20% discount to the regular retail price in place at the time of the order (the “License Fee”), with 50% of the License Fee payable at the time of placing an order, and remaining 50% payable on the specified delivery date of the devices. In addition, the Company agreed that during the Initial Term the License Fee for the eBalance® devices will be fixed at CAD$2,400 per device. In addition to the License Fee, LIVC was required to pay a monthly recurring fee per each eBalance® device equal to 50% of the regular monthly home-use fee set by the Company. Following the Initial Term, the minimum monthly fee was to be $100,000.

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

In addition to the royalty, the Company issued to LIVC share purchase warrants (the “Warrants”) entitling LIVC to purchase up to two million shares of the Company’s common stock as follows:

1.1,000,000 shares at $0.50 per share (the “$0.50 Warrant”) expiring on March 12, 2023

2.1,000,000 shares at $1.00 per share (the “$1.00 Warrant”) expiring on March 12, 2023

As at the date of this Annual Report on Form 10-K, these above warrants expired unexercised.

Competition

The market for treatments that assist in the control and management of diabetes, its complications, as well as other ailments, including pain management, are highly competitive. However, since the Company’s eBalance® Pro and eBalance® Home Systems are based on the microcurrent therapy, which is not yet widely accepted in traditional medicine, direct competition for these Systems is not well defined.

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

On August 10, 2021, the Canadian Intellectual Property Office approved the Company’s EBALANCE trademark application number 1867918, which the Company filed on November 14, 2017,  and issued a certificate of registration number 1,104,935 registering the trademark EBALANCE in the name of the Company.  Earlier, on May 8, 2019, the European Union approved the Company’s eBalance® trademark application and issued certificate of registration number 017997155 registering the trademark eBalance® in the name of the Company. The eBalance® trademark was also registered in the U.K., bearing the registration number UK00003345540. On March 15, 2022, United States Patent and Trademarks Office issued a certificate of registration number 6,669,175 registering the trademark EBALANCE in the name of the Company.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $9,657,735 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

We are an OTC reporting issuer under applicable Canadian securities laws. The British Columbia Securities Commission has issued a cease trade order in respect of our securities for failing to comply with our reporting obligations under applicable Canadian securities laws.

As an “OTC reporting issuer” under applicable Canadian securities laws, we are required to make periodic filings with applicable Canadian securities authorities, including annual and interim financial statements and management’s discussion & analysis relating to those periods. Due to a lack of sufficient funds, we were late filing our Annual Report for the fiscal year ended May 31, 2022, and we have not yet made the required filings for the interim periods ended August 31, 2022, November 30, 2022 and February 28, 2023. On October 11, 2022, the British Columbia Securities Commission issued a cease trade order in respect of our securities. As a result of this order, holders of our securities in Canada will not be able to trade in our securities until the order is revoked.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for our common stock are entered on the OTC Link alternative trading system under the symbol “CMXC”. The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. (“OTC Markets”) and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low
August 31, 2020	$0.625	$0.28
November 30, 2020	$0.50	$0.26
February 28, 2021	$0.316	$0.2517
May 31, 2021	$0.302	$0.21
August 31, 2021	$0.29	$0.2111
November 30, 2021	$0.248	$0.11
February 28, 2022	$0.185	$0.127
May 31, 2022	$0.14	$0.09

As of the date of this Annual Report on Form 10-K, our securities trade on the “Expert Market” tier operated by OTC Markets. Quotes on the Expert Market are “Unsolicited Only” and are restricted from public viewing.

HOLDERS OF RECORD

As of April 7, 2023, we had approximately 51 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119, and their telephone number is 702-361-3033.

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

The Shares were issued pursuant to the provisions of Regulation S of the Act to the person who is not resident of the United States and is otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2022	2021	(Decrease)
Revenue	$6,065	$6,762	(10.3)%
COGS	2,032	3,240	(37.3)%
Gross margin	4,033	3,522	14.5%
Operating expenses
Amortization	1,145	2,434	(53.0)%
Consulting fees	189,649	268,056	(29.3)%
Distribution expenses	-	261	(100.0)%
General and administrative expenses	334,223	185,777	79.9%
Impairment of inventory	-	42,568	(100.0)%
Research and development costs	150,709	229,581	(34.4)%
Total operating expenses	(675,726)	(728,677)	(7.3)%
Other items
Loss on forgiveness of debt	-	(153,661)	(100.0)%
Interest	(25,686)	(32,020)	(19.8)%
Net loss	$(697,379)	$(910,836)	(23.4)%

Revenues

During the year ended May 31, 2022, we recognized $6,065 in revenue, which consisted of $2,387 in revenue from sales of eBalance® devices and $3,678 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $2,032.

During the year ended May 31, 2021, we recognized $6,762 in revenue we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $3,240 and included $692 in royalties we accrued on the sales.

As of the date of this Annual Report on Form 10-K, we discontinued research and further development of our eBalance® Technology and devices based on this technology due to lack of available financing for this project, which will result in potential loss of revenue from operations.

Operating Expenses

During the year ended May 31, 2022, our operating expenses decreased by 7.3% from $728,677 incurred during the year ended May 31, 2021, to $675,726 incurred during the year ended May 31, 2022. The most significant changes were as follows:

•During the year ended May 31, 2022, our consulting fees decreased by $78,407, or 29.3%, from $268,056 we incurred during the year ended May 31, 2021, to $189,649 we incurred during the year ended May 31, 2022. The change resulted mainly from reduced consulting fees we negotiated with the company controlled by our COO in order to preserve our cash.

•Our research and development costs for the year ended May 31, 2022, decreased by $78,872, or 34.4%, from $229,581 we incurred during the year ended May 31, 2021, to $150,709 we incurred during the year ended May 31, 2022. The lower research and development costs during the year ended May 31, 2022, were associated with our decision to suspend further development of the eBalance® devices until such time that our 510(K) notification to the FDA is finalized and approved.

•Our general and administrative expenses for the year ended May 31, 2022, increased by $148,446, or 79.9%, from $185,777 we incurred during the year ended May 31, 2021, to $334,223 we incurred during the year ended May 31, 2022. The largest factor that contributed to this change was associated with fluctuation in foreign exchange rates, which, during the year ended May 31, 2022, resulted in $53,765 loss, as compared to $112,206 gain during the comparative period. Other factors that affected our general and administrative expenses were associated with a $10,500 increase to our management fees, which increased from $40,500 we incurred during the year ended May 31, 2021, to $51,000 for the year ended May 31, 2022, and were associated with engagement of our new CEO; a $1,237 increase to our filing and regulatory fees, which increased from $30,463 we incurred during the year ended May 31, 2021, to $31,700 for the year ended May 31, 2022; a $5,330 increase to our office expenses, which increased from $9,813 we incurred during the year ended May 31, 2021, to $15,143 for the year ended May 31, 2022; and a $2,848 increase to our expenditures on corporate communications, which increased from $126,879 we incurred during the year ended May 31, 2021, to $129,727 we incurred during the year ended May 31, 2022.

•The increases in general and administrative expenses were in part offset by a $30,291 decrease to our professional fees, from $37,502 we incurred during the year ended May 31, 2021, to $7,211 we incurred during the year ended May 31, 2022; a $4,247 decrease to our marketing and advertising expenses, which for the year ended May 31, 2022, amounted to $1,291, as compared to $5,538 for the year ended May 31, 2021; a $2,094 decrease to our accounting and audit fees, which decreased from $42,308 we incurred during the year ended May 31, 2021, to $40,214 for the year ended May 31, 2022; and, to a smaller extent, decreases in bank fees, and travel and entertainment fees, which decreased to $1,320 and $2,852 respectively.

Other Items

During the year ended May 31, 2022, we accrued $25,686 (May 31, 2021 - $32,020) in interest associated with the outstanding notes payable, of which $15,720 (May 31, 2021 - $3,677) were accrued on the notes payable we issued to Mr. Jeffs, our major shareholder.

On May 3, 2021, we entered into letter agreements with certain of our debt holders to convert a total of $481,327 we owed them under 6% notes payable, including $32,677 in accrued interest on these notes payable, and $48,250 we owed under non-interest-bearing advances payable into 2,484,500 common shares of the Company at a deemed price of $0.20 per share. At the time of conversion, our common shares were valued at $0.275, therefore we recorded $153,661 as loss on conversion of debt. We did not have similar transactions during the year ended May 31, 2022.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Increase/
	2022	2021	(Decrease)
Current assets	$41,344	$51,047	(19.0)%
Current liabilities	2,050,375	1,628,300	25.9%
Working capital deficit	$(2,009,031)	$(1,577,253)	27.4%

As of May 31, 2022, we had a cash balance of $24,380 a working capital deficit of $2,009,031 and cash flows used in operations of $450,591 for the period then ended. During the year ended May 31, 2022, we funded our operations with $100,000 received from our private placement financing, $60,000 from exercise of warrants, $288,096 we borrowed under loan agreements with Mr. Jeffs, and $5,875 we borrowed from Mr. Hargreaves, or VP of Technology and Operations. The notes payable accumulate interest at 6% per annum, compounded monthly, and are due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended May 31, 2022. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2022	2021
Cash flows used in operating activities	$(450,591)	$(560,432)
Cash flows used in investing activities	-	(1,574)
Cash flows provided by financing activities	453,971	535,096
Effects of foreign currency exchange on cash	247	2,573
Net increase/(decrease) in cash during the year	$3,627	$(24,337)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2022, was $450,591. This cash was primarily used to cover our cash operating expenses of $588,567, which were represented by net loss of $697,379 reduced by the non-cash items totaling $108,812, and to decrease accrued liabilities by $6,302. These uses of cash were offset by $112,115 increase in amounts due to related parties, $19,953 increase in our accounts payable, and by $12,210 decrease in our other current assets.

Net cash used in operating activities during the year ended May 31, 2021, was $560,432. This cash was primarily used to cover our cash operating expenses of $780,825, which were represented by net loss of $910,836 reduced by the non-cash items totaling $130,011. This use of cash was offset by $138,177 increase in amounts due to related parties, $54,080 increase in our accounts payable, and $25 increase in our accrued liabilities; our other current assets decreased by $15,397, and our inventory decreased by $12,714.

Non-cash transactions

During the years ended May 31, 2022 and 2021, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$25,686 (May 31, 2021 - $32,020) in interest we accrued on the outstanding notes payable. Of this interest, $15,720 (2021 - $3,677) was accrued on the notes payable we issued to Mr. Jeffs;

•$44,906 in unrealized foreign exchange loss (May 31, 2021 - $119,005 gain), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$1,145 (May 31, 2021 - $2,434) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$37,075 (May 31, 2021 - $18,333) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultants for investor relation services.

During the comparative year ended May 31, 2021, our net loss was further affected by $153,661 in loss on conversion of debt associated with letter agreements we entered into with certain of our debt holders, who agreed to convert a total of $481,327 we owed them under 6% notes payable, including $32,677 in accrued interest on these notes payable, and $48,250 we owed under non-interest-bearing advances payable into 2,484,500 common shares of the Company at a deemed price of $0.20 per share. At the time of conversion, our common shares were valued at $0.275, which resulted in a loss on conversion. In addition, during the year ended May 31, 2021, we recorded $42,568 in impairment of our inventory of eBalance® devices and additional supplies required for manufacturing as we were not certain that the costs will be recovered. During the year ended May 31, 2022, we did not have transactions that would have resulted in debt forgiveness or inventory impairment.

Net Cash Used in Investing Activities

During the year ended May 31, 2021, we used $1,574 to purchase additional office equipment. We did not have any investing activities during the year ended May 31, 2022.

Net Cash Provided by Financing Activities

During the year ended May 31, 2022, we received $288,096 under loan agreements with Mr. Jeffs, which are payable on demand and accumulate interest at 6% per annum, we received an additional $5,875 from Mr. Hargreaves, our VP of Technology and Operations; this loan is also payable on demand and accumulates interest at 6% per annum. In addition, we received $100,000 on closing of a non-brokered private placement for 400,000 shares of our common stock at $0.25 per share. We did not incur any share-issuance costs associated with the shares issued as part of the private placement financing. And we received further $60,000 on exercise of the warrants to acquire 300,000 shares of our common stock at $0.20 per share.

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

Going Concern

The notes to our audited consolidated financial statements at May 31, 2022, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development plans for the near future will require large capital expenditures, which we are planning to mitigate through equity or debt financing, or by requiring upfront deposits from our potential distributors, once we begin commercial production of our eBalance® devices.

As at May 31, 2022, we had accumulated a deficit of $9,657,735 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our audited consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2022 and 2021.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. (the "Company") as of May 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada (PCAOB ID 1173)

April 7, 2023

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2022	May 31, 2021
ASSETS

Current assets
Cash	$24,380	$20,753
Other current assets	16,964	30,294
Total current assets	41,344	51,047

Equipment	-	1,195
Total assets	$41,344	$52,242

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable	$442,439	$431,593
Accrued liabilities	28,877	35,183
Due to related parties	921,451	817,856
Notes and advances due to related parties	546,720	237,837
Notes and advances payable	110,888	105,831
Total liabilities	2,050,375	1,628,300

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 and 62,073,064 shares issued and outstanding at May 31, 2022 and 2021, respectively	62,923	62,073
Additional paid-in capital	7,272,701	7,076,476
Reserves	366,493	366,493
Accumulated deficit	(9,657,735)	(8,960,356)
Accumulated other comprehensive loss	(53,413)	(120,744)
Total stockholders' deficit	(2,009,031)	(1,576,058)
Total liabilities and stockholders’ deficit	$41,344	$52,242

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2022	2021

Revenue
Sales	$6,065	$6,762
Cost of goods sold	2,032	3,240
Gross margin	4,033	3,522

Operating expenses
Amortization	1,145	2,434
Consulting fees	189,649	268,056
Distribution expenses	-	261
General and administrative expenses	334,223	185,777
Impairment of inventory	-	42,568
Research and development costs	150,709	229,581
Total operating expenses	675,726	728,677

Other items
Loss on forgiveness of debt	-	(153,661)
Interest	(25,686)	(32,020)
Net loss	(697,379)	(910,836)

Foreign exchange translation income (loss)	67,331	(159,358)
Comprehensive loss	$(630,048)	$(1,070,194)

Net loss per common share
Basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	62,798,817	58,763,796

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Obligation to Issue Shares	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2020	55,915,709	$55,916	$5,988,153	$80,000	$366,493	$(8,049,520)	$38,614	$(1,520,344)

Shares issued for cash	1,188,000	1,188	285,812	(80,000)	-	-	-	207,000
Shares issued on exercise of options	2,484,855	2,485	121,758	-	-	-	-	124,243
Shares issued on settlement of debt	2,484,500	2,484	680,753	-	-	-	-	683,237
Net loss for the year ended May 31, 2021	-	-	-	-	-	(910,836)	-	(910,836)
Translation to reporting currency	-	-	-	-	-	-	(159,358)	(159,358)

Balance - May 31, 2021	62,073,064	62,073	7,076,476	-	366,493	(8,960,356)	(120,744)	(1,576,058)

Shares issued for cash	400,000	400	99,600	-	-	-	-	100,000
Shares issued on exercise of warrants	300,000	300	59,700	-	-	-	-	60,000
Shares issued for services	149,999	150	36,925	-	-	-	-	37,075
Net loss for the year ended May 31, 2022	-	-	-	-	-	(697,379)	-	(697,379)
Translation to reporting currency	-	-	-	-	-	-	67,331	67,331

Balance - May 31, 2022	62,923,063	$62,923	$7,272,701	-	$366,493	$(9,657,735)	$(53,413)	$(2,009,031)

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2022	2021

Cash flows used in operating activities
Net loss	$(697,379)	$(910,836)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	25,686	32,020
Amortization	1,145	2,434
Impairment of inventory	-	42,568
Loss on settlement of debt	-	153,661
Non-cash investor relations fees	37,075	18,333
Unrealized foreign exchange	44,906	(119,005)
Changes in operating assets and liabilities
Inventory	-	12,714
Other current assets	12,210	15,397
Accounts payable	19,953	54,080
Accrued liabilities	(6,302)	25
Due to related parties	112,115	138,177
Net cash flows used in operating activities	(450,591)	(560,432)

Cash flows used in investing activities
Acquisition of equipment	-	(1,574)
Net cash used in investing activities	-	(1,574)

Cash flows provided by financing activities
Proceeds from notes payable	293,971	328,096
Proceeds from subscription to shares	160,000	207,000
Net cash provided by financing activities	453,971	535,096

Effects of foreign currency exchange on cash	247	2,573
Increase/(decrease) in cash	3,627	(24,337)
Cash, beginning	20,753	45,090
Cash, ending	$24,380	$20,753

Non-cash financing transactions:
Exercise of options for debt	$-	$124,243

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2022

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2022, the Company has not achieved profitable operations and has accumulated a deficit of $9,657,735. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

Income/Loss per share

The Company’s basic income/loss per share (“EPS”) is calculated by dividing its net income/loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested portion of restricted stock with performance conditions.

The Company’s diluted EPS is calculated by dividing its net income/loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

The outstanding securities at May 31, 2022 and 2021 that could have a dilutive effect are as follows:

	May 31, 2022	May 31, 2021
Share purchase option	2,050,000	2,550,000
Share purchase warrants	2,988,000	16,132,605
Total Possible Dilutive Shares	5,038,000	18,682,605

For the years ended May 31, 2022 and 2021, respectively, the effect of the Company’s outstanding share purchase options and warrants would have been anti-dilutive and therefore they are excluded from the calculation of diluted EPS.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over two years. At May 31, 2022, the Company had fully amortized its equipment.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2022 and 2021.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 4) at May 31, 2022 and 2021:

	May 31, 2022	May 31, 2021
Due to the current Chief Executive Officer (“CEO”)	$10,000	$-
Due to a director and the former CEO	126,200	115,200
Due to the Chief Financial Officer (“CFO”)	5,643	6,228
Due to/(from) the Vice President (“VP”), Technology and Operations	(2,418)	(3,682)
Due to a company controlled by the Chief Operating Officer (“COO”)	778,586	696,878
Due to a company controlled by the COO and a major shareholder	3,136	2,996
Due to Live Current Media, Inc. (“LIVC”)(1)	304	236
Due to related parties	$921,451	$817,856

(1)LIVC is related to the Company through its director who is a close relative of the Company’s major shareholder.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the years ended May 31, 2022 and 2021, the Company had the following transactions with related parties:

	May 31, 2022	May 31, 2021
Management fees incurred to the current CEO	$10,000	$-
Management fees incurred to a director and the former CEO	11,000	12,000
Management fees incurred to the CFO	30,000	28,500
Consulting fees incurred to the VP, Technology and Operations	47,738	46,025
Consulting fees incurred to the company controlled by the COO	93,911	157,920
Royalty incurred to LIVC	79	151
Royalty incurred to the company controlled by the COO and the major shareholder	278	541
Total transactions with related parties	$193,006	$245,137

NOTE 4 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at May 31, 2022 and 2021:

As at May 31, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$479,657	6%	Related party loans payable (1)	$26,236	$505,893
40,827	0%	Advances(2)	-	40,827
$520,484			$26,236	$546,720

As at May 31, 2021
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$189,086	6%	Related party loans payable (1)	$7,169	$196,255
41,582	0%	Advances(2)	-	41,582
$230,668			$7,169	$237,837

(1) Related Party Loans Payable

As at May 31, 2022, the Company owed a total of $505,893 to related parties (May 31, 2021 - $196,255) of which $26,236 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2021 - $7,169).

During the year ended May 31, 2022, the Company’s subsidiary, Cell MedX Canada, entered into a number of loan agreements with Mr. Jeffs, the Company’s major shareholder, for a total of $288,096 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at May 31, 2022, the Company owed a total of $442,423 (May 31, 2021 - $140,860) under unsecured notes payable with Mr. Jeffs, of which $21,368 (May 31, 2021 - $5,766) was associated with accrued interest. During the year ended May 31, 2022, the Company recorded $15,720 in interest on the notes payable due to Mr. Jeffs (May 31, 2021 - $3,677).

As at May 31, 2022, the Company owed a total of $17,710 under a loan agreement with Mr. David Jeffs, the close relative of Mr. Richard Jeffs (May 31, 2021 - $17,477). The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand and/or from the proceeds of warrants the Company issued to LIVC. During the year ended May 31, 2022, the Company recorded $1,032 in interest on the principal (May 31, 2021 - $854).

As at May 31, 2022, the Company owed a total of $26,928 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2021 - $25,363). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2022, the Company recorded $1,564 in interest on the principal (May 31, 2021 - $363).

As at May 31, 2022, the Company owed a total of $12,722 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs (May 31, 2021 - $12,554). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2022, the Company recorded $742 in interest on the principal (May 31, 2021 - $120).

During the year ended May 31, 2022, the Company entered into a loan agreement with Mr. Hargreaves, the Company’s director and VP of Technology and Operations, for $5,875 in exchange for unsecured note payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at May 31, 2022, the Company owed $6,110 (May 31, 2021 - $Nil) under unsecured note payable with Mr. Hargreaves. During the year ended May 31, 2022, the Company recorded $180 in interest on the note payable due to Mr. Hargreaves (May 31, 2021 - $Nil).

(2) Advances Payable

As at May 31, 2022, the Company owed a total of $40,827 (May 31, 2021 - $41,582) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,967 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2021 - $4,156), $11,860 (May 31, 2021 - $12,426) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 3), and $25,000 (May 31, 2021 - $25,000) was owed to Mr. David Jeffs.

NOTE 5 - OTHER CURRENT ASSETS

As at May 31, 2022, other current assets consisted of $8,189 in prepaid expenses (May 31, 2021 - $17,871) and $8,775 in receivables associated with GST Cell MedX Canada paid on the taxable supplies (May 31, 2021 - $12,423).

NOTE 6 - EQUIPMENT

Changes in the net book value of the equipment at May 31, 2022 and 2021 are as follows:

	May 31, 2022	May 31, 2021
Book value, beginning of the year	$1,195	$1,836
Changes during the period	-	1,574
Amortization	(1,145)	(2,434)
Foreign exchange	(50)	219
Book value, end of the year	$-	$1,195

NOTE 7 - REVENUE

During the year ended May 31, 2022, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments and sales of its eBalance® devices. During the year ended May 31, 2021, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments. Following are the details of revenue and associated costs:

	Year ended May 31,
	2022	2021
Sales of eBalance® devices	$2,387	$-
Monthly subscriptions	3,678	6,762
Cost of eBalance® devices	(1,675)	(2,548)
Royalty payable	(357)	(692)
Gross margin	$4,033	$3,522

NOTE 8 - NOTES AND ADVANCES PAYABLE

As at May 31, 2022, the Company owed a total of $110,888 under 6% notes payable which were due on demand (May 31, 2021 - $105,831). During the year ended May 31, 2022, the Company recorded $6,448 in interest on these loans (May 31, 2021 - $5,059).

NOTE 9 - STOCKHOLDERS' DEFICIT

Common stock issued during the year ended May 31, 2022

On August 9, 2021, the Company issued 400,000 shares of its common stock as part of a non-brokered private placement for total proceeds of $100,000.

During the year ended May 31, 2022, the Company issued 300,000 shares on exercise of warrants for total proceeds of $60,000.

During the year ended May 31, 2022, the Company issued 149,999 shares for services with a fair value of $37,075.

Common stock issued during the year ended May 31, 2021

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

On May 25, 2021, the Company issued 200,000 shares of its common stock as part of a non-brokered private placement for total proceeds of $40,000.

Options

The changes in the number of stock options outstanding during the years ended May 31, 2022 and 2021 are as follows:

	Year ended May 31, 2022			Year ended May 31, 2021
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	2,550,000		$0.35	7,050,000	$0.24
Options exercised	-	$	n/a	(2,484,855)	$0.05
Options cancelled	(500,000)		$0.35	(2,015,145)	$0.35
Options outstanding, ending	2,050,000		$0.35	2,550,000	$0.35

Details of options outstanding and exercisable as at May 31, 2022, are as follows:

Number of options outstanding and exercisable	Exercise price	Grant date	Expiry date
2,050,000	$0.35	August 24, 2017	August 23, 2022
2,050,000	$0.35

At May 31, 2022, the weighted average remaining contractual life of the stock options outstanding was 0.23 years.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2022, and 2021, are as follows:

	Year ended May 31, 2022			Year ended May 31, 2021
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	16,132,605		$1.02	18,864,605		$0.94
Warrants issued	-	$	n/a	988,000		$0.50
Warrants exercised	(300,000)		$0.20	-	$	n/a
Warrants expired	(12,844,605)		$1.12	(3,720,000)		$1.10
Warrants outstanding, ending	2,988,000		$0.67	16,132,605		$1.02

Details of warrants outstanding as at May 31, 2022, are as follows:

Number of warrants exercisable	Grant date	Exercise price
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
988,000	July 30, 2020	$0.50 expiring on July 30, 2022
2,988,000

At May 31, 2022, the weighted average life and exercise price of the warrants was 0.58 years and $0.67, respectively.

NOTE 10 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2022	May 31, 2021
Net loss	$(697,379)	$(910,836)
Statutory tax rate	21%	21%
Expected income tax recovery	(146,450)	(191,276)
Effect of foreign exchange	(28,000)	1,000
Difference in statutory tax rate	(15,550)	(21,724)
Permanent difference and other	90,000	(192,000)
Change in unrecognized deductible temporary differences	100,000	404,000
Total income tax expense (recovery)	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2022	May 31, 2021
Deferred income tax assets (liabilities)
Net operating losses - US	$1,321,000	$1,250,000
Net-capital losses - Canada	456,000	359,000
Equipment	5,000	73,000
Less: Unrecognized deferred tax assets	(1,782,000)	(1,682,000)
Net deferred income tax assets	$-	$-

At May 31, 2022 and 2021, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

As at May 31, 2022, the Company had net operating loss carry forwards in the United States of approximately $6,291,000 (2021 - $5,953,000) to reduce future federal and state taxable income. These losses may be carried forward indefinitely.

As at May 31, 2022, the Company also had non-capital loss carry forwards of approximately $1,689,000 (2021 - $1,328,000) to reduce future Canadian taxable income. These losses expire in 2039 and 2042.

The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

NOTE 11 - SUBSEQUENT EVENTS

On October 11, 2022, the Company and Mr. Jeffs agreed to consolidate the loans Mr. Jeffs advanced to the Company between August 28, 2019 and October 11, 2022, totaling approximately USD$539,325. In addition, the Company agreed to secure the amounts outstanding under the amended loans by granting to Mr. Jeffs a security interest over the Company’s eBalance® Technology and any and all products developed by the Company and its Subsidiary, that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications which the Company and its Subsidiary have been granted. The amounts and accrued interest on the loans continue to be due on demand and accumulate annual interest at 6% compounded monthly.

Subsequent to May 31, 2022, the Company entered into several loan agreements with Mr. Jeffs for a total of $169,987 (of which, $99,000 were included in $539,325 consolidation). The loans bear interest at 6% per annum compounded monthly, are payable on demand, and are secured by the Company’s eBalance® Technology and any and all products that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications which the Company and its Subsidiary have been granted.

On January 24, 2023, the Company entered into two separate loan agreements for a total of $60,000. The loans bear interest at 10% per annum compounded monthly, are unsecured, and payable on April 24, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

ITEM 9B. OTHER INFORMATION

BCSC Cease Trade Order

On October 11, 2022, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order in respect of the securities of the Company for failing to timely file its Annual Information Form (AIF), annual audited financial statements for the fiscal year ended May 31, 2022, and the related management’s discussion and analysis (collectively, the “Canadian Filings”). The Company’s inability to file the required Canadian Filings is due to the Company having insufficient funds to complete the audit of its annual financial statements. The Company had filed its Canadian Filings on April 7, 2023, and hopes to file its required quarterly filings under applicable United States securities laws, as soon as it is possible. However, at this time, the Company is unable to provide any further guidance on its ability to make the required quarterly filings.

Delisting from OTCQB Market Tier

Our securities currently trade on the “Expert Market” tier operated by OTC Markets. Quotes on the Expert Market are “Unsolicited Only” and are restricted from public viewing.  The Company is currently in default of Section 2.2 of the OTCQB Standards relating to the Company’s ongoing disclosure obligations due to the late filing of  its annual report for the year ended May 31, 2022, and for non-filing of the quarterly reports for the interim periods ended August 31, 2022, November 30, 2022 and February 28, 2023.  The Company is currently working to complete and file the required reports.

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

Our management team is listed below:

Name	Age	Positions
Dwayne Yaretz	62	Chief Executive Officer, Director
Yanika Silina	44	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Joao (John) da Costa	58	Chief Operating Officer, Director
Bradley Hargreaves	63	Vice President, Technology and Operations and Director
Frank McEnulty	65	Director
George Adams	71	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors:

Mr. Yaretz joined the board of directors of Cell MedX on April 25, 2022, on the same date Mr. Yaretz was appointed CEO  of the Company. Mr. Yaretz has more than 30 years’ experience working with private and public companies on development and execution of successful business models that focus and deliver on shareholder value. Mr. Yaretz’ experience spans many industries including the development of industrial and medical imaging devices.  He has aided in the re-structure of numerous companies by identifying and recruiting key personnel, enhancing the management team, capitalization, and maximizing business and sales opportunities. Since 2013 Mr. Yaretz has been a director of Leaf Cross Biomedical Inc., a private company dedicated to serve betterment of humanity using natural plant resources, and a director of Cantronic Systems Inc.

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014, and as director since September 26, 2016. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO of Stuhini Exploration Ltd. (TSX.V: STU), CFO of Tocvan Ventures Corp (CSE: TOC), and a director of Kesselrun Resources Ltd. (TSX.V: KES). Ms. Silina has previously held various management positions with other public companies listed on OTC Link alternative trading system and Canadian Securities Exchange.

Mr. da Costa has served as the Company’s Chief Operating Officer and director since June 8, 2020. Mr. da Costa has more than twenty-five years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and President of Da Costa Management Corp. (DCM), a company that has provided management and accounting services to public and private companies since August 2003. Since 2002, Mr. da Costa has been the CFO, and a member of the Board of Directors of Triton Emission Solutions Inc., a company formerly reporting under the United States Securities Exchange Act of 1934 (the "Exchange Act"). In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., Canadian reporting company listed on the CSE and engaged in the business of acquiring and exploring mineral claims. Mr. da Costa also currently serves as the CFO and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange.

Mr. Hargreaves holds two operations journeyman tickets and four-year operations certification from Shell Canada. During the past ten years Mr. Hargreaves has been researching the eBalance® Technology and has designed and improved treatment protocols for the treatment of disabilities and related ailments. Mr. Hargreaves provides his expertise and technical support to our research and development team and oversees the continuous development of the project from an engineering perspective.  Mr. Hargreaves has been the director of operations and principal of XC Velle Institute Inc., a privately held technology and spa company, since 2009.  From approximately 2002 to 2009, Mr. Hargreaves worked operations for a privately held spa company that at one point employed up to 15 employees.

Mr. McEnulty has served as a director of our Company since March 6, 2014, and as our Chief Executive Officer and President from March 6, 2014 until December 1, 2017. Mr. McEnulty was reappointed our CEO on September 12, 2018, in which position he served until April 25, 2022. Mr. McEnulty is an experienced executive with an extensive background in finance and accounting. In addition to his entrepreneurial activities, Mr. McEnulty teaches Finance and Management at California State University, Long Beach. Since 1996, Mr. McEnulty has been the President and CEO of Meghan Matthews, Inc., a private investment company. Since 2004, Mr. McEnulty has also been a member of the board and compensation committee for Ojai Oil Company. Ojai Oil Company currently trades on the OTC Pink marketplace. Since September 2014 until January 2015 Mr. McEnulty has been the director of Madison Technologies, Inc. From 1989 through 1995, Mr. McEnulty was the Chief Operating Officer and Vice President of Finance for Tri-Five Property Management, a foreign owned real estate investment company. Mr. McEnulty received a Masters of Business Administration from the University of Southern California and a Bachelor of Science from California State University, Long Beach.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended May 31, 2022, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Dwayne Yaretz, CEO	1(1)	nil	nil
Bradley Hargreaves, VP Technology and Operations and Director	3(2)	3	nil

(1)Mr. Yaretz was late filing a report on Form 3, initial statement of beneficial ownership of securities, upon his appointment as the CEO and director of the Company on April 25, 2022.

(2)Mr. Hargreaves was late filing reports on Form 4 reflecting open market transactions that took place on June 1, 2021, November 24, 2021, and on February 7, 2022.

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

As of May 31, 2022, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

Audit Committee Financial Expert

Frank McEnulty, a member of our Board of Directors and former CEO, and John da Costa, our COO and a member of our Board of Directors qualify as “audit committee financial experts”, as defined by Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Notwithstanding the fact that Mr. McEnulty and Mr. da Costa are not independent directors, we believe that their experience in analyzing and evaluating financial statements, as well as their prior experience being on the board of directors of other public companies will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dwayne Yaretz CEO	2022	10,000(1)	Nil	Nil	Nil	Nil	Nil	Nil	10,000
	2021	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Frank McEnulty Former CEO and President	2022	11,000(2)	Nil	Nil	Nil	Nil	Nil	Nil	11,000
	2021	12,000(2)	Nil	Nil	Nil	Nil	Nil	Nil	12,000

Yanika Silina CFO	2022	30,000(3)	Nil	Nil	Nil	Nil	Nil	Nil	30,000
	2021	28,500(3)	Nil	Nil	Nil	Nil	Nil	Nil	28,500

Joao (John) da Costa COO	2022	Nil	Nil	Nil	Nil	Nil	Nil	93,911(4)	93,911
	2021	Nil	Nil	Nil	Nil	Nil	Nil	157,920(4)	157,920

Bradley Hargreaves Vice President, Technology and Operations	2022	47,738(5)	Nil	Nil	Nil	Nil	Nil	Nil	47,738
	2021	46,025(5)	Nil	Nil	Nil	Nil	Nil	Nil	46,025

(1)Mr. Yaretz was appointed to our board of directors and joined our management team as our Chief Executive Officer on April 25, 2022. We do not have a written compensation agreement with Mr. Yaretz. Mr. Yaretz is being compensated for management services based on a verbal agreement between us and Mr. Yaretz who invoices us for his services on a monthly basis at $10,000 per month. As of January 15, 2023, Mr. Yaretz agreed to stop billing us for the services to help us to preserve our cash and facilitate our operating activities.

(2)We did not have a written compensation agreement with Mr. McEnulty, who resigned as our CEO on April 25, 2022. Mr. McEnulty was compensated for management services based on a verbal agreement between us and Mr. McEnulty who invoiced us for his services on a quarterly basis at a rate of $1,000 per month.

(3)We do not have a written compensation agreement with Ms. Silina. Ms. Silina is being compensated for management and accounting services based on a verbal agreement between us and Ms. Silina at a rate of $2,500 per month.

(4)We do not have a written compensation agreement with Mr. da Costa. Mr. da Costa provides his services through Da Costa Management Corp. a company he founded in 2003, of which he is the sole director of. Da Costa Management bills us at a rate of $3,500 per month for consulting services provided to Cell MedX Corp. and CAD$12,500 per month for consulting services provided to Cell MedX (Canada) Corp. As of January 1, 2022, Da Costa Management agreed to temporarily stop billing us for the services  to help us to preserve our cash and facilitate our operating activities.

(5)We do not have a written compensation agreement with Mr. Hargreaves. Mr. Hargreaves is being compensated for his services based on a verbal agreement between us and Mr. Hargreaves who invoices us for his services on a monthly basis at a rate of CAD$5,000 per month. As of January 15, 2023, Mr. Hargreaves agreed to stop billing us for the services to help us to preserve our cash and facilitate our operating activities.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning stock awards for each of our named executive officer, as that term is defined in Item 402(m)(2) of Regulation S-K as of our fiscal year end of May 31, 2022.

OPTION AWARDS
Name and Position	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Vesting Date	Option Expiration Date (2)
Yanika Silina	300,000	-	$0.35	Aug. 24, 2017	Aug. 23, 2022
Chief Financial Officer

Joao (John) da Costa	1,500,000(1)	-	$0.35	Aug. 24, 2017	Aug. 23, 2022
Chief Operating Officer

(1)The options were granted to Da Cost Management Corp.

(2)As of the date of this Annual Report on Form 10-K, these options expired unexercised.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our May 31, 2022, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our May 31, 2022, fiscal year is set out in the tables above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of April 7, 2023, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of April 7, 2023, there were 62,948,063 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	11,252,028	17.88%
Common Stock	Jean Arnett 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000	9.93%
Common Stock	Brad Hargreaves 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	5,471,647	8.70%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Dwayne Yaretz Chief Executive Officer and Director 939 Homer Street, Suite 3302 Vancouver, BC V6B 2W6	Nil	Nil
Common Stock	Frank McEnulty Former Chief Executive Officer and Director 123 W. Nye Ln, Suite 446 Carson City, NV 89706	521,016(1)	0.83%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary and Director 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	50,000	0.08%
Common Stock	Brad Hargreaves Vice President, Technology and Operations and Director 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	5,471,647	8.70%
Common Stock	Joao (John) da Costa 820 - 1130 West Pender Street Vancouver, BC V6E 4A4	1,530,000	2.43%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil
Common Stock	Directors and Executive Officers (as a group)	7,572,663	12.03%

(1)Of 521,016 shares listed as being held by Mr. McEnulty, 40,000 shares are issued in the name of the McEnulty Family Revocable Living Trust managed by Mr. McEnulty.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of May 31, 2022, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders(1)	2,050,000	$0.35	None

(1)At May 31, 2022 we had the following individual compensation arrangements under which we issued options to purchase shares of our common stock:

•On August 24, 2017, we granted to Ms. Silina non-transferrable options to purchase up to 300,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expired unexercised on August 23, 2022.

•On August 24, 2017, we granted to Da Costa Management Corp., an entity owned and operated by Mr. da Costa, non-transferrable options to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expired unexercised on August 23, 2022.

•On August 24, 2017, we granted to our consultant non-transferrable options to purchase up to 250,000 shares of our common stock at an exercise price of $0.35 per share. The options vested immediately and expired unexercised on August 23, 2022.

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

Transactions with Related Persons

Since June 1, 2020, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Frank McEnulty

As at May 31, 2022, we were indebted to Mr. McEnulty, our CEO, and a member of our Board of Directors, in the amount of $126,200 on account of unpaid management fees. During the year ended May 31, 2022, we incurred $11,000 in management fees to Mr. McEnulty (May 31, 2021 - $12,000). Mr. McEnulty resigned form his position as CEO of the Company on April 25, 2022, however, he continues to server on the board of directors of the Company.

Yanika Silina

As at May 31, 2022, we were indebted to Ms. Silina, our CFO, Treasurer, Corporate Secretary, and a member of our Board of Directors, in the amount of $5,643 on account of unpaid management and accounting fees and reimbursable expenses. During the year ended May 31, 2022, we incurred $30,000 in management fees to Ms. Silina (May 31, 2021 - $28,500).

John da Costa

As at May 31, 2022, we were indebted to Da Costa Management Corp., a company founded and operated by Mr. da Costa, our COO and a member of our Board of Directors, in the amount of $778,586 on account of unpaid consulting and accounting fees and reimbursable expenses. During the year ended May 31, 2022, we incurred $93,911 in consulting and accounting fees to Da Costa Management Corp (May 31, 2021 - $157,920).

Bradley Hargreaves

As at May 31, 2022, Mr. Hargreaves, our Vice President of Technology and Operations and a member of our Board of Directors, was indebted to us in the amount of $2,418 on account of advances for reimbursable expenses. During the year ended May 31, 2022, we borrowed from Mr. Hargreaves $5,875 (CA$7,500) in exchange for demand promissory note that accumulates interest at 6% per annum compounded monthly. As at May 31, 2022, we owed Mr. Hargreaves a total of $6,110 under the promissory note payable. During the year ended May 31, 2022, we incurred $47,738 in consulting fees to Mr. Hargreaves (May 31, 2021 - $46,025).

Richard Jeffs

During the year ended May 31, 2022, Mr. Jeffs, our major securityholder, advanced us a total of $288,096 under 6% notes payable due on demand (May 31, 2021 - $90,413). As at May 31, 2022, we were indebted to Mr. Jeffs in the amount of $442,423 under the notes payable due on demand and accruing interest at 6% per annum compounded monthly (May 31, 2021 - $140,860). During the year ended May 31, 2022, we accrued $15,720 in interest on the notes payable (May 31, 2021 - $3,677).

On October 11, 2022, the Company and Mr. Jeffs agreed to consolidate the loans Mr. Jeffs advanced to the Company between August 28, 2019 and October 11, 2022, totaling approximately USD$539,325. In addition, the Company agreed to secure the amounts outstanding under the amended loans by granting to Mr. Jeffs a security interest over the Company’s eBalance® Technology and any and all products developed by the Company and its Subsidiary that are based on the eBalance® Technology, as well as all eBalance®  trademarks and certifications which the Company and its Subsidiary have been granted. The amounts and accrued interest on the loans continue to be due on demand and accumulate annual interest at 6% compounded monthly.

Subsequent to May 31, 2022, the Company entered into several loan agreements with Mr. Jeffs for a total of $169,987 (of which, $99,000 were included in $539,325 consolidation). The loans bear interest at 6% per annum compounded monthly, are payable on demand, and are secured by the Company’s eBalance® Technology and any and all products that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications which the Company and its Subsidiary have been granted.

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

2022 - $34,500 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2021 - $39,000 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2022 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2021 - $2,500 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2022 - $4,090 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2021 - $2,673 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2022 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2021 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

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

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)

Exhibit
Number	Description of Document
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs.(15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021. (18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021. (18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)

Exhibit
Number	Description of Document
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
14.1	Code of Ethics(3)
21.1	List of Significant Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the years ended May 31, 2022 and 2021 formatted in XBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets at May 31, 2022 and 2021.

(2) Consolidated Statements of Operations for the years ended May 31, 2022 and 2021.

(3) Consolidated Statement of Stockholders’ Deficit as at May 31, 2022.

(4) Consolidated Statements of Cash Flows for the years ended May 31, 2022 and 2021.

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

(17)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2021

(18)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2021

(19)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 30, 2021

(20)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on January 12, 2022

(21)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on April 14, 2022

(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

CELL MEDX CORP.

Date: April 7, 2023	By:	/s/ Dwayne Yaretz
	Name:	Dwayne Yaretz
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: April 7, 2023	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Dwayne Yaretz Dwayne Yaretz	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	April 7, 2023

/s/ Yanika Silina Yanika Silina	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer and Member of the Board of Directors	April 7, 2023

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Operating Officer and Member of the Board of Directors	April 7, 2023

/s/ Bradley Hargreaves Bradley Hargreaves	Vice President, Technology and Operations and Member of the Board of Directors	April 7, 2023

/s/ Frank E. McEnulty Frank McEnulty	Member of the Board of Directors	April 7, 2023

/s/ George Adams George Adams	Member of the Board of Directors	April 7, 2023