Form 10-Q
period 2022-08-31
Cell MedX Corp.
filed 2023-04-19
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 19, 2023, was 62,923,063.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Cell MedX Corp. as at August 31, 2022, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended August 31, 2022, are not necessarily indicative of the results that can be expected for the year ending May 31, 2023.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	August 31, 2022	May 31, 2022
ASSETS

Current assets
Cash	$9,620	$24,380
Other current assets	18,956	16,964
Total assets	$28,576	$41,344

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable	$435,794	$442,439
Accrued liabilities	31,800	28,877
Due to related parties	943,090	921,451
Notes and advances due to related parties	611,145	546,720
Notes and advances payable	111,469	110,888
Total liabilities	2,133,298	2,050,375

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 shares issued and outstanding at August 31, 2022 and May 31, 2022	62,923	62,923
Additional paid-in capital	7,272,701	7,272,701
Reserves	366,493	366,493
Accumulated deficit	(9,812,420)	(9,657,735)
Accumulated other comprehensive income/loss	5,581	(53,413)
Total stockholders' deficit	(2,104,722)	(2,009,031)
Total liabilities and stockholders’ deficit	$28,576	$41,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2022	2021

Revenue
Sales	$516	$1,197
Cost of goods sold	797	325
Gross margin	(281)	872

Operating expenses
Amortization	-	540
Consulting fees	23,665	64,814
General and administrative expenses	98,215	134,089
Research and development costs	22,843	35,841
Total operating expenses	144,723	235,284

Other items
Interest	(9,681)	(4,940)
Net loss	(154,685)	(239,352)

Foreign exchange translation income	58,994	64,269
Comprehensive loss	$(95,691)	$(175,083)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	62,923,063	62,430,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2021	62,073,064	$62,073	$7,076,476	$366,493	$(8,960,356)	$(120,744)	$(1,576,058)

Shares issued for cash	400,000	400	99,600	-	-	-	100,000
Shares issued on exercise of warrants	300,000	300	59,700	-	-	-	60,000
Shares issued for services	149,999	150	36,925	-	-	-	37,075
Net loss for the period ended Aug 31, 2021	-	-	-	-	(239,352)	-	(239,352)
Translation to reporting currency	-	-	-	-	-	64,269	64,269

Balance - Aug 31, 2021	62,923,063	62,923	7,272,701	366,493	(9,199,708)	(54,475)	(1,554,066)

Balance - May 31, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,657,735)	$(53,413)	$(2,009,031)

Net loss for the period ended Aug 31, 2022	-	-	-	-	(154,685)	-	(154,685)
Translation to reporting currency	-	-	-	-	-	58,994	58,994

Balance - Aug 31, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,812,420)	$5,581	$(2,104,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2022	2021

Cash flows used in operating activities
Net loss	$(154,685)	$(239,352)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	9,681	4,940
Amortization	-	540
Non-cash investor relations fees	-	37,075
Unrealized foreign exchange	37,352	38,527
Changes in operating assets and liabilities
Other current assets	(2,471)	(8,375)
Accounts payable	1,101	(22,000)
Accrued liabilities	2,949	(4,622)
Due to related parties	30,418	41,942
Net cash flows used in operating activities	(75,655)	(151,325)

Cash flows provided by financing activities
Proceeds from notes due to related parties	61,000	34,000
Proceeds from subscription to shares	-	160,000
Net cash provided by financing activities	61,000	194,000

Effects of foreign currency exchange on cash	(105)	344
Increase/(decrease) in cash	(14,760)	43,019
Cash, beginning	24,380	20,753
Cash, ending	$9,620	$63,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 7, 2023. The interim unaudited condensed consolidated financial statements for the three-month period ended August 31, 2022, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended August 31, 2022, are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2022, the Company has not achieved profitable operations and has accumulated a deficit of $9,812,420. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at August 31, 2022, and at May 31, 2022:

	August 31, 2022	May 31, 2022
Due to the Chief Executive Officer (“CEO”)	$40,000	$10,000
Due to the former CEO	126,200	126,200
Due to the Chief Financial Officer (“CFO”)	5,807	5,643
Due from the Vice President (“VP”), Technology and Operations	(2,333)	(2,418)
Due to a company controlled by the Chief Operating Officer (“COO”)	770,082	778,586
Due to a company controlled by the COO and a major shareholder	3,025	3,136
Due to Live Current Media, Inc. (“LIVC”)(1)	309	304
Due to related parties	$943,090	$921,451

(1) LIVC is related to the Company through its director who is a close relative of the Company’s major shareholder.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the three-month periods ended August 31, 2022 and 2021, the Company had the following transactions with related parties:

	August 31, 2022	August 31, 2021
Management fees incurred to the CEO	$30,000	$-
Management fees incurred to the former CEO	-	3,000
Management fees incurred to the CFO	7,500	7,500
Consulting fees incurred to the VP, Technology and Operations	11,665	12,186
Consulting fees incurred to the company controlled by the COO	-	40,629
Royalty incurred to LIVC	16	20
Total transactions with related parties	$49,181	$63,335

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at August 31, 2022, and May 31, 2022:

As at August 31, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$536,912	6%	Related party loans payable (1)	$33,965	$570,877
40,268	0%	Advances(2)	-	40,268
$577,180			$33,965	$611,145

As at May 31, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest(4)	Total Book Value
$479,657	6%	Related party loans payable (1)	$26,236	$505,893
40,827	0%	Advances(2)	-	40,827
$520,484			$26,236	$546,720

(1) Related Party Loans Payable

As at August 31, 2022, the Company owed a total of $570,877 to related parties (May 31, 2022 - $505,893) of which $33,965 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2022 - $26,236).

During the three-month period ended August 31, 2022, the Company’s subsidiary, Cell MedX Canada, entered into a number of loan agreements with Mr. Jeffs, the Company’s major shareholder, for a total of $61,000 in exchange for unsecured notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. As at August 31, 2022, the Company owed a total of $507,752 (May 31, 2022 - $442,423) under unsecured notes payable with Mr. Jeffs, of which $28,256 (May 31, 2021 - $21,368) was associated with accrued interest. During the three-month period ended August 31, 2022, the Company recorded $7,050 in interest on the notes payable due to Mr. Jeffs (August 31, 2021 - $2,123). Subsequent to August 31, 2022, the Company received a further $108,987 from Mr. Jeffs on the same terms as the previous loan agreements. In addition, on October 12, 2022, the Company and Mr. Jeffs reached an agreement to amend certain terms included in the loan agreements with Mr. Jeffs totaling approximately $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Jeffs will have full right and title of ownership to the Company’s eBalance® Technology and any and all products developed by the Company and its subsidiary that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications the Company and its subsidiary have been granted. All other terms of the loan agreements, including repayment date and interest rate, remained substantially the same.

As at August 31, 2022, the Company owed a total of $17,344 under a loan agreement with Mr. David Jeffs, the close relative of Mr. Richard Jeffs (May 31, 2022 - $17,710). The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand and/or from the proceeds of warrants the Company issued to LIVC. During the three-month period ended August 31, 2022, the Company recorded $264 in interest on the principal (August 31, 2021 - $258). On January 24, 2023, the Company received a further $30,000 from Mr. David Jeffs. The loan bears interest at 10% per annum compounded monthly, is unsecured, and payable on April 24, 2023.

As at August 31, 2022, the Company owed a total of $27,337 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2022- $26,928). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the three-month period ended August 31, 2022, the Company recorded $409 in interest on the principal (August 31, 2021 - $386).

As at August 31, 2022, the Company owed a total of $12,459 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs (May 31, 2022 - $12,722). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the three-month period ended August 31, 2022, the Company recorded $190 in interest on the principal (August 31, 2021 - $185).

As at August 31, 2022, the Company owed $5,984 (May 31, 2022 - $6,110) under unsecured note payable with Mr. Hargreaves, the Company’s VP of Technology and Operations. During the three-month period ended August 31, 2022, the Company recorded $91 in interest on the note payable due to Mr. Hargreaves (August 31, 2021 - $Nil).

(2) Advances Payable

As at August 31, 2022, the Company owed a total of $40,268 (May 31, 2022 - $40,827) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,827 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2022 - $3,967), $11,441 (May 31, 2022 - $11,860) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2), and $25,000 (May 31, 2022 - $25,000) was owed to Mr. David Jeffs.

NOTE 4 - OTHER CURRENT ASSETS

As at August 31, 2022, other current assets consisted of $9,589 in prepaid expenses (May 31, 2022 - $8,189) and $9,367 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2022 - $8,775).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at August 31, 2022, and May 31, 2022 are as follows:

	August 31, 2022	May 31, 2022
Book value, beginning of the period	$-	$1,195
Amortization	-	(1,145)
Foreign exchange	-	(50)
Book value, end of the period	$-	$-

NOTE 6 - REVENUE

During the three-month periods ended August 31, 2022, and 2021, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments. Following are the details of revenue and associated costs:

	Three months ended August 31,
	2022	2021
Monthly subscriptions	$516	$1,197
Cost of eBalance® devices and services	(781)	(309)
Royalty payable	(16)	(16)
Gross margin	$(281)	$872

NOTE 7 - NOTES AND ADVANCES PAYABLE

As at August 31, 2022, the Company owed a total of $111,469 under 6% notes payable which were due on demand (May 31, 2021 - $110,888). During the three-month period ended August 31, 2022, the Company recorded $1,677 in interest on these loans (August 31, 2021 - $1,595).

NOTE 8 - SHARE CAPITAL

During the three-month period ended August 31, 2022, the Company did not have any transactions that would have resulted in the issuance of its common shares.

Options

The changes in the number of stock options outstanding during the three-month period ended August 31, 2022, and for the year ended May 31, 2022, are as follows:

	Three months ended August 31, 2022			Year ended May 31, 2022
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	2,050,000		$0.35	2,550,000	$0.35
Options expired	(2,050,000)		$0.35	(500,000)	$0.35
Options outstanding, ending	-	$	n/a	2,050,000	$0.35

As at August 31, 2022, all options expired unexercised.

Warrants

The changes in the number of warrants outstanding during the three-month period ended August 31, 2022, and for the year ended May 31, 2022, are as follows:

	Three months ended August 31, 2022			Year ended May 31, 2022
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	2,988,000		$0.67	16,132,605	$1.02
Warrants exercised	-	$	n/a	(300,000)	$0.20
Warrants expired	(988,000)		$0.50	(12,844,605)	$1.12
Warrants outstanding, ending	2,000,000		$0.67	2,988,000	$0.67

Details of warrants outstanding as at August 31, 2022, are as follows:

Number of warrants exercisable	Grant date	Exercise price
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
2,000,000

At August 31, 2022, the weighted average life and exercise price of the warrants was 0.53 years and $0.75, respectively. Subsequent to August 31, 2022, these warrants expired unexercised.

NOTE 9 - SUBSEQUENT EVENTS

On October 11, 2022, the Company and Mr. Jeffs agreed to consolidate the loans Mr. Jeffs advanced to the Company between August 28, 2019 and October 11, 2022, totaling approximately $539,325. In addition, the Company agreed to secure the amounts outstanding under the amended loans by granting to Mr. Jeffs a security interest over the Company’s eBalance® Technology and any and all products developed by the Company and its Subsidiary, that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications which the Company and its Subsidiary have been granted. The amounts and accrued interest on the loans continue to be due on demand and accumulate annual interest at 6% compounded monthly.

Subsequent to August 31, 2022, the Company entered into several loan agreements with Mr. Jeffs for a total of $108,987 (of which, $38,000 were included in $539,325 consolidation). The loans bear interest at 6% per annum compounded monthly, are payable on demand, and are secured by the Company’s eBalance® Technology and any and all products that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications which the Company and its Subsidiary have been granted.

On January 24, 2023, the Company entered into two separate loan agreements for a total of $60,000, of which $30,000 was received from Mr. David Jeffs. The loans bear interest at 10% per annum compounded monthly, are unsecured, and payable on April 24, 2023.

On April 11, 2023, the Company entered into an additional loan agreement for a total of $10,000. The loan bears interest at 10% per annum compounded monthly, is unsecured, and payable on demand.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2022, filed with the United States Securities and Exchange Commission (the “SEC”) on April 7, 2023.

Overview

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

Recent Corporate Developments

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

Delisting from OTCQB Market Tier

Our securities currently trade on the “Expert Market” tier operated by OTC Markets. Quotes on the Expert Market are “Unsolicited Only” and are restricted from public viewing.  The Company is currently in default of Section 2.2 of the OTCQB Standards relating to the Company’s ongoing disclosure obligations due to the late filing of  its annual report for the year ended May 31, 2022, and for non-filing of the quarterly reports for the interim periods ended August 31, 2022, November 30, 2022, and February 28, 2023.  The Company is currently working to complete and file the required reports.

Update on eBalance® Research and Development Activities

Due to the Company’s financial situation, the Company was forced to suspend further research of the eBalance® Technology, including the FDA’s Pre-Market Approval process for 510(k) clearance, and is at risk of defaulting on its Health Canada Class II Medical Device System Certification licenses that were issued for both eBalance® Home and eBalance® Pro Systems.

Results of Operations for the Three Months ended August 31, 2022 and 2021

Our operating results for the three-month periods ended August 31, 2022 and 2021, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended
	August 31, 2022	August 31, 2021	Percentage Increase/ (Decrease)
Sales	$516	$1,197	(56.9)%
Cost of goods	(797)	(325)	145.2%
Gross margin	(281)	872	(132.2)%
Operating expenses
Amortization	-	540	(100.0)%
Consulting fees	23,665	64,814	(63.5)%
General and administrative expenses	98,215	134,089	(26.8)%
Research and development costs	22,843	35,841	(36.3)%
Total operating expenses	144,723	235,284	(38.5)%
Interest	9,681	4,940	96.0%
Net loss	$154,685	$239,352	(35.4)%

Revenues

During the three-month period ended August 31, 2022, we recognized $516 in revenue, which consisted of monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $797.

During the three-month period ended August 31, 2021, we recognized $1,197 in revenue from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $325.

Operating Expenses

During the three-month period ended August 31, 2022, our operating expenses decreased by 38.5% from $235,284 we incurred during the three months ended August 31, 2021, to $144,723 we incurred during the three months ended August 31, 2022. The most significant changes were as follows:

•During the three-month period ended August 31, 2022, our consulting fees decreased by $41,149, or 63.5%, from $64,814 we incurred during the three-month period ended August 31, 2021, to $23,665 we incurred during the three-month period ended August 31, 2022.

•Our research and development fees for the three-month period ended August 31, 2022, decreased by $12,998, or 36.3%, from $35,841 we incurred during the three-month period ended August 31, 2021, to $22,843 we incurred during the three-month period ended August 31, 2022. The lower research and development fees during the three-month period ended August 31, 2022, were associated with our decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position.

•Our general and administrative fees for the three-month period ended August 31, 2022, decreased by $35,874, or 26.8%, from $134,089 we incurred during the three-month period ended August 31, 2021, to $98,215 we incurred during the three-month period ended August 31, 2022. The largest factor that contributed to this change was associated with out expenditures on corporate communications, which decreased by $48,526 to $7,949 we recorded during the three-month period ended August 31, 2022, as compared to $56,475 we incurred during the three-month period ended August 31, 2021. This reduction was associated with lack of funding and overall unfavorable financial position. Our filing and regulatory fees decreased by $5,255 to $4,875, and loss on foreign exchange decreased by $6,559 to $40,823. These decreases were in part offset by $27,000 increase to our management fees, which were associated with engagement of our new CEO.

Other Items

During the three-month period ended August 31, 2022, we accrued $9,681 (August 31, 2021 - $4,940) in interest associated with the outstanding notes payable.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2022	As at May 31, 2022	Percentage Increase/ (Decrease)
Current assets	$28,576	$41,344	(30.9)%
Current liabilities	2,133,298	2,050,375	4.0%
Working capital deficit	$(2,104,722)	$(2,009,031)	4.8%

As of August 31, 2022, we had a cash balance of $9,620, a working capital deficit of $2,104,722 and cash flows used in operations of $75,655 for the period then ended. During the three-month period ended August 31, 2022, we funded our operations with $61,000 we borrowed from Mr. Richard Jeffs under loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended August 31, 2022. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Three months ended August 31,
	2022	2021
Cash flows used in operating activities	$(75,655)	$(151,325)
Cash flows provided by financing activities	61,000	194,000
Effects of foreign currency exchange on cash	(105)	344
Net increase/(decrease) in cash during the period	$(14,760)	$43,019

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2022, was $75,655. This cash was primarily used to cover our cash operating expenses of $107,652, which were represented by net loss of $154,685 reduced by the non-cash items totaling $47,033, and to decrease our other current assets by $2,471. These uses of cash were offset by $30,418 increase in amounts due to related parties, $2,949 increase to accrued liabilities, and $1,101 increase to our accounts payable.

Net cash used in operating activities during the three months ended August 31, 2021, was $151,325. This cash was primarily used to cover our cash operating expenses of $158,270, which were represented by net loss of $239,352 reduced by the non-cash items totaling $81,082, to decrease our accounts payable and accrued liabilities by $22,000 and $4,622, respectively, and to increase our other current assets by $8,375. These uses of cash were offset by $41,942 increase in amounts due to related parties.

Non-cash transactions

During the three-month period ended August 31, 2022, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$9,681 (August 31, 2021 - $4,940) in interest we accrued on the outstanding notes payable;

•$37,352 in unrealized foreign exchange loss (August 31, 2021 - $38,527), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$Nil (August 31, 2021 - $540) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$Nil (August 31, 2021 - $37,075 ) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultants for investor relation services.

Net Cash Used in Investing Activities

We did not have any investing activities during the three-month periods ended August 31, 2022 and 2021.

Net Cash Provided by Financing Activities

During the three-month period ended August 31, 2022, we received $61,000 under a number of loan agreements with Mr. Jeffs, which are payable on demand and accumulate interest at 6% per annum. On October 12, 2022, we reached an agreement with Mr. Jeffs to amend certain terms included in the loan agreements with him totaling approximately $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Jeffs will have full right and title of ownership to our eBalance® Technology and any and all products developed by us and our subsidiary that are based on the eBalance® Technology, as well as all eBalance®  trademarks and certifications we were granted. All other terms of the loan agreements, including repayment date and interest rate, remained substantially the same.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at August 31, 2022, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, we decided to abandon the research and development plans associated with our eBalance® technology, until such time that the Company has regained its financial stability. The management is planning to mitigate the Company’s shortfall in funds through equity or debt financing.

As at August 31, 2022, we had accumulated a deficit of $9,812,420 since inception and additional funding will be required to support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Further research into our eBalance® Technology and development of products based on the technology required substantial investment. Due to our current financial situation, we had to pause our plans for further research and development. In order to continue development of commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We will be required to face ongoing substantial expenditures without any assurance that our efforts will be commercially successful.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $9,812,420 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing, or our business will fail.

We must obtain additional capital, or our business will fail. In order to continue research and development of our eBalance® Technology, we must secure more funds. Currently, we have limited resources and have already accumulated a deficit. We do not have immediate sources of financing. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on. We may also have to borrow large sums of money that require substantial capital and interest payments.

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

As an “OTC reporting issuer” under applicable Canadian securities laws, we are required to make periodic filings with applicable Canadian securities authorities, including annual and interim financial statements and management’s discussion & analysis relating to those periods. Due to a lack of sufficient funds, we were late filing our Annual Report for the fiscal year ended May 31, 2022, and for the interim period ended August 31, 2022, and we have not yet made the required filings for the interim periods ended November 30, 2022 and February 28, 2023. On October 11, 2022, the British Columbia Securities Commission issued a cease trade order in respect of our securities. As a result of this order, holders of our securities in Canada will not be able to trade in our securities until the order is revoked.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.(17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021.(18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021.(18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.(23)
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.(23)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended August 31, 2022 and 2021 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at August 31, 2022 and as at May 31, 2022.
(2) Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended August 31, 2022 and 2021.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at August 31, 2022.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2022 and 2021.

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

(19)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 30, 2021

(20)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on January 12, 2022

(21)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on April 14, 2022

(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022

(23)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: April 19, 2023	By:	/s/ Dwayne Yaretz
Dwayne Yaretz
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 19, 2023	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)