Form 10-Q
period 2022-11-30
Cell MedX Corp.
filed 2023-05-19
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2022

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CMXC	OTC Expert Market

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
Emerging Growth Company ☐

i

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 19, 2023, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 62,923,063.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Cell MedX Corp. as at November 30, 2022, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and six-month periods ended November 30, 2022, are not necessarily indicative of the results that can be expected for the year ending May 31, 2023.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in US dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	November 30, 2022	May 31, 2022
ASSETS

Current assets
Cash	$17,813	$24,380
Other current assets	6,209	16,964
Total assets	$24,022	$41,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$420,801	$442,439
Accrued liabilities	31,318	28,877
Due to related parties	966,151	921,451
Notes and advances due to related parties	692,842	546,720
Notes and advances payable	112,245	110,888
Total liabilities	2,223,357	2,050,375

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 shares issued and outstanding at November 30, 2022 and May 31, 2022	62,923	62,923
Additional paid-in capital	7,272,701	7,272,701
Reserves	366,493	366,493
Accumulated deficit	(9,955,233)	(9,657,735)
Accumulated other comprehensive income/(loss)	53,781	(53,413)
Total stockholders’ deficit	(2,199,335)	(2,009,031)
Total liabilities and stockholders’ deficit	$$24,022	$41,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021

Revenue
Sales	$1,950	$1,671	$2,466	$2,868
Cost of goods sold	1,426	863	2,223	1,188
Gross margin	524	808	243	1,680

Operating expenses
Amortization	-	203	-	743
Consulting fees	23,267	64,294	46,932	129,108
General and administrative expenses	86,899	75,390	185,114	209,479
Research and development costs	22,407	31,456	45,250	67,297
Total operating expenses	132,573	171,343	277,296	406,627

Other items
Interest	(10,764)	(5,442)	(20,445)	(10,382)
Net loss	(142,813)	(175,977)	(297,498)	(415,329)

Foreign exchange translation income	48,200	21,499	107,194	85,768
Comprehensive loss	$(94,613)	$(154,478)	$(190,304)	$(329,561)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	62,923,063	62,923,063	62,923,063	62,675,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2021	62,073,064	$62,073	$7,076,476	$366,493	$(8,960,356)	$(120,744)	$(1,576,058)

Shares issued for cash	400,000	400	99,600	-	-	-	100,000
Shares issued on exercise of warrants	300,000	300	59,700	-	-	-	60,000
Shares issued for services	149,999	150	36,925	-	-	-	37,075
Net loss for the period ended Aug 31, 2021	-	-	-	-	(239,352)	-	(239,352)
Translation to reporting currency	-	-	-	-	-	64,269	64,269

Balance - Aug 31, 2021	62,923,063	62,923	7,272,701	366,493	(9,199,708)	(56,475)	(1,554,066)

Net loss for the period ended Nov 30, 2021	-	-	-	-	(175,977)	-	(175,977)
Translation to reporting currency	-	-	-	-	-	21,499	21,499

Balance - Nov 30, 2021	62,923,063	$62,923	$7,272,701	$366,493	$(9,375,685)	$(34,976)	$(1,708,544)

Balance - May 31, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,657,735)	$(53,413)	$(2,009,031)

Net loss for the period ended Aug 31, 2022	-	-	-	-	(154,685)	-	(154,685)
Translation to reporting currency	-	-	-	-	-	58,994	58,994

Balance - Aug 31, 2022	62,923,063	62,923	7,272,701	366,493	(9,812,420)	5,581	(2,104,722)

Net loss for the period ended Nov 30, 2022	-	-	-	-	(142,813)	-	(142,813)
Translation to reporting currency	-	-	-	-	-	48,200	48,200

Balance - Nov 30, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,955,233)	$53,781	$(2,199,335)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended November 30,
	2022	2021

Cash flows used in operating activities
Net loss	$(297,498)	$(415,329)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	20,445	10,382
Amortization	-	743
Non-cash investor relations fees	-	37,075
Unrealized foreign exchange	66,696	53,674
Changes in operating assets and liabilities
Other current assets	10,287	(6,269)
Accounts payable	(6,173)	(302)
Accrued liabilities	2,497	(30,833)
Due to related parties	60,525	82,610
Net cash flows used in operating activities	(143,221)	(268,249)

Cash flows provided by financing activities
Proceeds from notes due to related parties	137,372	124,875
Proceeds from subscription to shares	-	160,000
Net cash provided by financing activities	137,372	284,875

Effects of foreign currency exchange on cash	(718)	(232)
Increase/(decrease) in cash	(6,567)	16,394
Cash, beginning	24,380	20,753
Cash, ending	$17,813	$37,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 7, 2023. The interim unaudited condensed consolidated financial statements for the three- and six-month periods ended November 30, 2022, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and six-month periods ended November 30, 2022, are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2022, the Company has not achieved profitable operations and has accumulated a deficit of $9,955,233. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at November 30, 2022, and at May 31, 2022:

	November 30, 2022	May 31, 2022
Due to the Chief Executive Officer (“CEO”)	$70,000	$10,000
Due to the former CEO	126,200	126,200
Due to the Chief Financial Officer (“CFO”)	5,500	5,643
Due from the Vice President (“VP”), Technology and Operations	(2,264)	(2,418)
Due to a company controlled by the Chief Operating Officer (“COO”)	763,182	778,586
Due to a company controlled by the COO and a major shareholder	3,196	3,136
Due to Live Current Media, Inc. (“LIVC”)(1)	337	304
Due to related parties	$966,151	$921,451

(1) LIVC is related to the Company through its director who is a close relative of the Company’s major shareholder.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the six-month periods ended November 30, 2022 and 2021, the Company had the following transactions with related parties:

	November 30, 2022	November 30, 2021
Management fees incurred to the CEO	$60,000	$-
Management fees incurred to the former CEO	-	6,000
Management fees incurred to the CFO	15,000	15,000
Consulting fees incurred to the VP, Technology and Operations	22,932	24,118
Consulting fees incurred to the company controlled by the COO	-	80,990
Royalty incurred to the company controlled by the COO and a major shareholder	266	280
Royalty incurred to LIVC	53	52
Total transactions with related parties	$98,251	$126,440

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at November 30, 2022, and May 31, 2022:

As at November 30, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$610,238	6%	Related party loans payable (1)	$42,785	$653,023
39,819	0%	Advances(2)	-	39,819
$650,057			$42,785	$692,842

As at May 31, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$479,657	6%	Related party loans payable (1)	$26,236	$505,893
40,827	0%	Advances(2)	-	40,827
$520,484			$26,236	$546,720

(1) Related Party Loans Payable

As at November 30, 2022, the Company owed a total of $653,023 to related parties (May 31, 2022 - $505,893) of which $42,785 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2022 - $26,236).

During the six-month period ended November 30, 2022, the Company’s subsidiary, Cell MedX Canada, entered into a number of loan agreements with Mr. Jeffs, the Company’s major shareholder, for a total of $137,372 in exchange for notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. On October 12, 2022, the Company and Mr. Jeffs reached an agreement to amend certain terms included in the loan agreements with Mr. Jeffs totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Jeffs will have full right and title of ownership to the Company’s eBalance® Technology and any and all products developed by the Company and its subsidiary that are based on the eBalance® Technology, as well as all eBalance®  trademarks and certifications the Company and its subsidiary have been granted (the “Collateral”). All other terms of the loan agreements, including repayment date being due on demand, and interest rate being 6% per annum compounded monthly, remained the same. As at November 30, 2022, the Company owed a total of $590,017 (May 31, 2022 - $442,423) under the notes payable with Mr. Jeffs, of which $36,242 (May 31, 2022 - $21,368) was associated with accrued interest. All notes payable are secured by Collateral and are due on demand. During the six-month period ended November 30, 2022, the Company recorded $15,217 in interest on the notes payable due to Mr. Jeffs (November 30, 2021 - $5,533).

Subsequent to November 30, 2022, the Company received a further $27,000 from Mr. Jeffs secured by Collateral, and further $5,615, which were not secured by Collateral. Other terms of the loan agreements remained substantially the same.

As at November 30, 2022, the Company owed a total of $17,088 under a loan agreement with Mr. David Jeffs, the close relative of Mr. Richard Jeffs (May 31, 2022 - $17,710). The loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand. During the six-month period ended November 30, 2022, the Company recorded $518 in interest on the principal (November 30, 2021 - $514). On January 24, 2023, the Company received a further $30,000 from Mr. David Jeffs. The loan bears interest at 10% per annum compounded monthly, is unsecured, and is payable on April 24, 2023. As of the date of the issuance of these condensed consolidated financial statements, this loan remains due and payable.

As at November 30, 2022, the Company owed a total of $27,748 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2022- $26,928). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the six-month period ended November 30, 2022, the Company recorded $820 in interest on the principal (November 30, 2021 - $773).

As at November 30, 2022, the Company owed a total of $12,275 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs (May 31, 2022 - $12,722). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the six-month period ended November 30, 2022, the Company recorded $372 in interest on the principal (November 30, 2021 - $369).

As at November 30, 2022, the Company owed $5,895 (May 31, 2022 - $6,110) under unsecured note payable with Mr. Hargreaves, the Company’s VP of Technology and Operations. During the six-month period ended November 30, 2022 the Company recorded $179 in interest on the note payable due to Mr. Hargreaves (November 30, 2021 - $1).

(2) Advances Payable

As at November 30, 2022, the Company owed a total of $39,819 (May 31, 2022 - $40,827) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,715 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2022 - $3,967), $11,104 (May 31, 2022 - $11,860) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2), and $25,000 (May 31, 2022 - $25,000) was owed to Mr. David Jeffs.

NOTE 4 - OTHER CURRENT ASSETS

As at November 30, 2022, other current assets consisted of $4,559 in prepaid expenses (May 31, 2022 - $8,189) and $1,650 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2022 - $8,775).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at November 30, 2022, and May 31, 2022 are as follows:

	November 30, 2022	May 31, 2022
Book value, beginning of the period	$-	$1,195
Amortization	-	(1,145)
Foreign exchange	-	(50)
Book value, end of the period	$-	$-

NOTE 6 - REVENUE

During the three- and six-month periods ended November 30, 2022, and 2021, the Company’s revenue consisted of sales of eBalance® devices, and monthly subscriptions to eBalance® microcurrent treatments. Following are the details of revenue and associated costs:

	Three months ended November 30,		Six months ended November 30,
	2022	2021	2022	2021
Monthly subscriptions	$812	$471	$1,328	$1,668
Sales of eBalance® devices	1,138	1,200	1,138	1,200
Cost of eBalance® devices and services	(1,123)	(551)	(1,904)	(860)
Royalty payable	(303)	(312)	(319)	(328)
Gross margin	$524	$808	$243	$1,680

NOTE 7 - NOTES AND ADVANCES PAYABLE

As at November 30, 2022, the Company owed a total of $112,245 under 6% notes payable which were due on demand (May 31, 2021 - $110,888). During the six-month period ended November 30, 2022, the Company recorded $3,339 in interest on these loans (November 30, 2021 - $3,192).

NOTE 8 - SHARE CAPITAL

During the six-month period ended November 30, 2022, the Company did not have any transactions that would have resulted in the issuance of its common shares.

Options

The changes in the number of stock options outstanding during the six-month period ended November 30, 2022, and for the year ended May 31, 2022, are as follows:

	Six months ended November 30, 2022			Year ended May 31, 2022
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	2,050,000		$0.35	2,550,000	$0.35
Options expired	(2,050,000)		$0.35	(500,000)	$0.35
Options outstanding, ending	-	$	n/a	2,050,000	$0.35

As at November 30, 2022, all options had expired unexercised.

Warrants

The changes in the number of warrants outstanding during the six-month period ended November 30, 2022 and for the year ended May 31, 2022, are as follows:

	Six months ended November 30, 2022			Year ended May 31, 2022
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	2,988,000		$0.67	16,132,605	$1.02
Warrants exercised	-	$	n/a	(300,000)	$0.20
Warrants expired	(988,000)		$0.50	(12,844,605)	$1.12
Warrants outstanding, ending	2,000,000		$0.75	2,988,000	$0.67

Details of warrants outstanding as at November 30, 2022, are as follows:

Number of warrants exercisable	Grant date	Exercise price
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
2,000,000

At November 30, 2022, the weighted average life and exercise price of the warrants was 0.28 years and $0.75, respectively. Subsequent to November 30, 2022, these warrants expired unexercised.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to November 30, 2022, the Company received $27,000 cash advance from Mr. Jeffs secured by Collateral, and further $5,615, which were not secured by Collateral. These loans are due on demand and accumulate interest at 6% per annum compounded monthly.

On January 24, 2023, the Company entered into two separate loan agreements for a total of $60,000, of which $30,000 was received from Mr. David Jeffs. The loans bear interest at 10% per annum compounded monthly, are unsecured, and payable on April 24, 2023. As of the date of the issuance of these condensed consolidated financial statements, these loans remain due and payable and are in default.

On April 11, 2023, the Company entered into an additional loan agreement for a total of $10,000. The loan bears interest at 10% per annum compounded monthly, is unsecured, and payable on demand.

On April 25, 2023, the Company entered into an additional loan agreement for a total of $7,341 (CAD$10,000) with Mr. David Jeffs. The loan bears interest at 10% per annum compounded monthly, is unsecured, and payable on demand.

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

Delisting from OTCQB Market Tier

Our securities currently trade on the “Expert Market” tier operated by OTC Markets. Quotes on the Expert Market are “Unsolicited Only” and are restricted from public viewing.  The Company is currently in default of Section 2.2 of the OTCQB Standards relating to the Company’s ongoing disclosure obligations due to the late filing of  its annual report for the year ended May 31, 2022, the interim periods ended August 31, 2022, and November 30, 2022 and for non-filing of the quarterly report for February 28, 2023. The Company is currently working to complete and file the required reports.

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

Results of Operations for the Three and Six Months ended November 30, 2022 and 2021

Our operating results for the three- and six-month periods ended November 30, 2022 and 2021, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended November 30,		Percentage Increase/ (Decrease)	Six Months Ended November 30,		Percentage Increase/ (Decrease)
	2022	2021		2022	2021
Sales	$1,950	$1,671	16.7%	$2,466	$2,868	(14.0)%
Cost of goods	(1,426)	(863)	65.2%	(2,223)	(1,188)	87.1%
Gross margin	524	808	(35.1)%	243	1,680	(85.5)%
Operating expenses
Amortization	-	203	(100.0)%	-	743	(100.0)%
Consulting fees	23,267	64,294	(63.8)%	46,932	129,108	(63.6)%
General and administrative expenses	86,899	75,390	15.3%	185,114	209,479	(11.6)%
Research and development costs	22,407	31,456	(28.8)%	45,250	67,297	(32.8)%
Total operating expenses	132,573	171,343	(22.6)%	277,296	406,627	(31.8)%
Interest	10,764	5,442	97.8%	20,445	10,382	96.9%
Net loss	$142,813	$175,977	(18.8)%	$297,498	$415,329	(28.4)%

Revenues

During the three-month period ended November 30, 2022, we recognized $1,138 in revenue from sales of eBalance® devices and $812 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $1,426. During the comparative three-month period ended November 30, 2021, we recognized $1,200 in revenue from sales of eBalance® devices and $471 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $863.

During the six-month period ended November 30, 2022, we recognized $1,138 in revenue from sales of eBalance® devices and $1,328 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $2,223. During the comparative six-month period ended November 30, 2021, we recognized $1,200 in revenue from sales of eBalance® devices and $1,668 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $1,188.

Operating Expenses

During the three-month period ended November 30, 2022, our operating expenses decreased by 22.6% from $171,343 we incurred during the three months ended November 30, 2021, to $132,573 we incurred during the three months ended November 30, 2022. The largest change was associated with decrease in consulting fees from $64,294 for the three-month period ended November 30, 2021, to $23,267 we incurred during the three months ended November 30, 2022, followed by decreased corporate communication fees of $7,953, as compared to $33,010, we incurred during the comparative period. These decreases were in part offset by a $27,000 increase in management fees from $10,500 we incurred during the three months ended November 30, 2022, to $37,500 we incurred during the three months ended November 30, 2022, and increase in foreign exchange loss of $17,321, from $17,056 we incurred during the three months ended November 30, 2021, to $34,377 we incurred during the three months ended November 30, 2022.

On a year-to-date basis, our operating expenses decreased by 31.8% from $406,627 we incurred during the six months ended November 30, 2021, to $277,296 we incurred during the six months ended November 30, 2022. The most significant changes were as follows:

•During the six-month period ended November 30, 2022, our consulting fees decreased by $82,176, or 63.6%, from $129,108 we incurred during the six-month period ended November 30, 2021, to $46,932 we incurred during the six-month period ended November 30, 2022.

•Our research and development fees for the six-month period ended November 30, 2022, decreased by $22,047, or 32.8%, from $67,297 we incurred during the six-month period ended November 30, 2021, to $45,250 we incurred during the six-month period ended November 30, 2022. The lower research and development fees during the six-month period ended November 30, 2022, were associated with our decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position.

•Our general and administrative fees for the six-month period ended November 30, 2022, decreased by $24,365, or 11.6%, from $209,479 we incurred during the six-month period ended November 30, 2021, to $185,114 we incurred during the six-month period ended November 30, 2022. The largest factor that contributed to this change was associated with our expenditures on corporate communications, which decreased by $73,583 to $15,902 we recorded during the six-month period ended November 30, 2022, as compared to $89,485 we incurred during the six-month period ended November 30, 2021. This reduction was associated with lack of funding and overall unfavorable financial position. Our filing and regulatory fees decreased by $8,949 to $8,227, and our audit and accounting fees decreased by $4,732 to $3,268. These decreases were in part offset by $54,000 increase to our management fees,  which were associated with an engagement of our new CEO, and by $10,762 increase in loss on foreign exchange to $75,200.

Other Items

During the three-month period ended November 30, 2022, we accrued $10,764 (November 30, 2021 - $5,442) in interest associated with the outstanding notes payable.

During the six-month period ended November 30, 2022, we accrued $20,445 (November 30, 2021 - $10,382) in interest associated with the outstanding notes payable.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2022	As at May 31, 2022	Percentage Increase/ (Decrease)
Current assets	$24,022	$41,344	(41.9)%
Current liabilities	2,223,357	2,050,375	8.4%
Working capital deficit	$(2,199,335)	$(2,009,031)	9.5%

As of November 30, 2022, we had a cash balance of $17,813, a working capital deficit of $2,199,335 and cash flows used in operations of $143,221 for the period then ended. During the six-month period ended November 30, 2022, we funded our operations with $137,372 we borrowed from Mr. Richard Jeffs under loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six-month period ended November 30, 2022. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Six months ended November 30,
	2022	2021
Cash flows used in operating activities	$(143,221)	$(268,249)
Cash flows provided by financing activities	137,372	284,875
Effects of foreign currency exchange on cash	(718)	(232)
Net increase/(decrease) in cash during the period	$(6,567)	$16,394

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2022, was $143,221. This cash was primarily used to cover our cash operating expenses of $210,357, which were represented by net loss of $297,498 reduced by the non-cash items totaling $87,141, and to decrease our accounts payable by $6,173. These uses of cash were offset by $60,525 increase in amounts due to related parties, $2,497 increase to accrued liabilities, and $10,287 decrease to our current assets which include GST receivable and prepaid expenses.

Net cash used in operating activities during the six months ended November 30, 2021, was $268,249. This cash was primarily used to cover our cash operating expenses of $313,455, which were represented by net loss of $415,329 reduced by the non-cash items totaling $101,874, to decrease our accounts payable and accrued liabilities by $302 and $30,833, respectively, and to increase our other current assets by $6,269. These uses of cash were offset by $82,610 increase in amounts due to related parties.

Non-cash transactions

During the six-month period ended November 30, 2022, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$20,445 (November 30, 2021 - $10,382) in interest we accrued on the outstanding notes payable;

•$66,696 in unrealized foreign exchange loss (November 30, 2021 - $53,674), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$Nil (November 30, 2021 - $743) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$Nil (November 30, 2021 - $37,075 ) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultants for investor relation services.

Net Cash Used in Investing Activities

We did not have any investing activities during the six-month periods ended November 30, 2022 and 2021.

Net Cash Provided by Financing Activities

During the six-month period ended November 30, 2022, we received $137,372 under a number of loan agreements with Mr. Jeffs, which are payable on demand and accumulate interest at 6% per annum. On October 12, 2022, we reached an agreement with Mr. Jeffs to amend certain terms included in the loan agreements with him totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Jeffs will have full right and title of ownership to our eBalance® Technology and any and all products developed by us and our subsidiary that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications we were granted. All other terms of the loan agreements, including repayment date and interest rate, remained substantially the same.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at November 30, 2022, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, we decided to abandon the research and development plans associated with our eBalance® technology, until such time that the Company has regained its financial stability. The management is planning to mitigate the Company’s shortfall in funds through equity or debt financing.

As at November 30, 2022, we had accumulated a deficit of $9,955,233 since inception and additional funding will be required to support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Further research our eBalance® Technology and development of products based on the technology required substantial investment. Due to our current financial situation, we had to pause our plans for further research and development. In order to continue development of commercially marketable products, we will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. We will be required to face ongoing substantial expenditures without any assurance that our efforts will be commercially successful.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $9,955,233 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

As an “OTC reporting issuer” under applicable Canadian securities laws, we are required to make periodic filings with applicable Canadian securities authorities, including annual and interim financial statements and management’s discussion & analysis relating to those periods. Due to a lack of sufficient funds, we were late filing our Annual Report for the fiscal year ended May 31, 2022, and for the interim periods ended August 31, 2022, and November 30, 2022. We have not yet made the required filings for the interim period ended February 28, 2023. On October 11, 2022, the British Columbia Securities Commission issued a cease trade order in respect of our securities. As a result of this order, holders of our securities in Canada will not be able to trade in our securities until the order is revoked.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.(17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021.(18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021.(18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.(23)
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.(23)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh.
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended November 30, 2022 and 2021 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at November 30, 2022 and as at May 31, 2022.
(2) Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended November 30, 2022 and 2021.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at November 30, 2022.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended November 30, 2022 and 2021.

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

Cell MedX Corp.

Date: May 19, 2023	By:	/s/ Dwayne Yaretz
Dwayne Yaretz
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)