Form 10-Q
period 2023-02-28
Cell MedX Corp.
filed 2023-06-29
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 29, 2023, the number of shares outstanding of the issuer’s common stock, par value $0.0001 per share, is 62,923,063.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Cell MedX Corp. as at February 28, 2023, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and nine-month periods ended February 28, 2023, are not necessarily indicative of the results that can be expected for the year ending May 31, 2023.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in US dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	February 28, 2023	May 31, 2022
ASSETS

Current assets
Cash	$7,628	$24,380
Other current assets	6,268	16,964
Total assets	$13,896	$41,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$406,578	$442,439
Accrued liabilities	23,618	28,877
Due to related parties	979,654	921,451
Notes and advances due to related parties	764,754	546,720
Notes and advances payable	143,978	110,888
Total liabilities	2,318,582	2,050,375

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 shares issued and outstanding at February 28, 2023 and May 31, 2022	62,923	62,923
Additional paid-in capital	7,272,701	7,272,701
Reserves	366,493	366,493
Accumulated deficit	(10,073,394)	(9,657,735)
Accumulated other comprehensive income/(loss)	66,591	(53,413)
Total stockholders’ deficit	(2,304,686)	(2,009,031)
Total liabilities and stockholders’ deficit	$13,896	$41,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2023	2022	2023	2022

Revenue
Sales	$222	$422	$2,688	$3,290
Cost of goods sold	(489)	308	1,734	1,496
Gross margin	711	114	954	1,794

Operating expenses
Amortization	-	198	-	941
Consulting fees	14,274	36,917	61,206	166,025
General and administrative expenses	48,723	44,755	233,837	254,234
Research and development costs	43,546	30,884	88,796	98,181
Total operating expenses	106,543	112,754	383,839	519,381

Other items
Interest	(12,329)	(6,849)	(32,774)	(17,231)
Net loss	(118,161)	(119,489)	(415,659)	(534,818)

Foreign exchange translation income	12,810	(11,772)	120,004	73,996
Comprehensive loss	$(105,351)	$(131,261)	$(295,655)	$(460,822)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	62,923,063	62,923,063	62,923,063	62,756,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2021	62,073,064	$62,073	$7,076,476	$366,493	$(8,960,356)	$(120,744)	$(1,576,058)

Shares issued for cash	400,000	400	99,600	-	-	-	100,000
Shares issued on exercise of warrants	300,000	300	59,700	-	-	-	60,000
Shares issued for services	149,999	150	36,925	-	-	-	37,075
Net loss for the period ended Aug 31, 2021	-	-	-	-	(239,352)	-	(239,352)
Translation to reporting currency	-	-	-	-	-	64,269	64,269

Balance - Aug 31, 2021	62,923,063	62,923	7,272,701	366,493	(9,199,708)	(56,475)	(1,554,066)

Net loss for the period ended Nov 30, 2021	-	-	-	-	(175,977)	-	(175,977)
Translation to reporting currency	-	-	-	-	-	21,499	21,499

Balance - Nov 30, 2021	62,923,063	62,923	7,272,701	366,493	(9,375,685)	(34,976)	(1,708,544)

Net loss for the period ended Feb, 2022	-	-	-	-	(119,489)	-	(119,489)
Translation to reporting currency	-	-	-	-	-	(11,772)	(11,772)

Balance – Feb 28, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,495,174)	$(46,748)	$(1,839,805)

Balance - May 31, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,657,735)	$(53,413)	$(2,009,031)

Net loss for the period ended Aug 31, 2022	-	-	-	-	(154,685)	-	(154,685)
Translation to reporting currency	-	-	-	-	-	58,994	58,994

Balance - Aug 31, 2022	62,923,063	62,923	7,272,701	366,493	(9,812,420)	5,581	(2,104,722)

Net loss for the period ended Nov 30, 2022	-	-	-	-	(142,813)	-	(142,813)
Translation to reporting currency	-	-	-	-	-	48,200	48,200

Balance - Nov 30, 2022	62,923,063	62,923	7,272,701	366,493	(9,955,233)	53,781	(2,199,335)

Net loss for the period ended Feb 28, 2023	-	-	-	-	(118,161)	-	(118,161)
Translation to reporting currency	-	-	-	-	-	12,810	12,810

Balance – Feb 28, 2023	62,923,063	$62,923	$7,272,701	$366,493	$(10,073,394)	$66,591	$(2,304,686)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended February 28,
	2023	2022

Cash flows used in operating activities
Net loss	$(415,659)	$(534,818)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	32,775	17,231
Amortization	-	941
Non-cash investor relations fees	-	37,075
Unrealized foreign exchange	71,072	50,191
Changes in operating assets and liabilities
Other current assets	10,120	5,199
Accounts payable	(15,459)	(1,124)
Accrued liabilities	(5,193)	(30,833)
Due to related parties	75,759	100,125
Net cash flows used in operating activities	(246,585)	(356,013)

Cash flows provided by financing activities
Proceeds from notes due to related parties	229,987	205,875
Proceeds from subscription to shares	-	160,000
Net cash provided by financing activities	229,987	365,875

Effects of foreign currency exchange on cash	(154)	121
Increase/(decrease) in cash	(16,752)	9,983
Cash, beginning	24,380	20,753
Cash, ending	$7,628	$30,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2023

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 7, 2023. The interim unaudited condensed consolidated financial statements for the three- and nine-month periods ended February 28, 2023, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and nine-month periods ended February 28, 2023, are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2023, the Company has not achieved profitable operations and has accumulated a deficit of $10,073,394. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at February 28, 2023, and at May 31, 2022:

	February 28, 2023	May 31, 2022
Due to the Chief Executive Officer (“CEO”)	$85,000	$10,000
Due to the former CEO	126,200	126,200
Due to the Chief Financial Officer (“CFO”)	5,500	5,643
Due from the Vice President (“VP”), Technology and Operations	(2,248)	(2,418)
Due to a company controlled by the Chief Operating Officer (“COO”)	761,692	778,586
Due to a company controlled by the COO and a major shareholder	3,172	3,136
Due to Live Current Media, Inc. (“LIVC”)(1)	338	304
Due to related parties	$979,654	$921,451

(1) LIVC is related to the Company through its director who is a close relative of the Company’s major shareholder.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the nine-month periods ended February 28, 2023 and 2022, the Company had the following transactions with related parties:

	February 28, 2023	February 28, 2022
Management fees incurred to the CEO	$75,000	$-
Management fees incurred to the former CEO	-	9,000
Management fees incurred to the CFO	22,500	22,500
Consulting fees incurred to the VP, Technology and Operations	32,206	35,909
Consulting fees incurred to the company controlled by the COO	-	94,116
Royalty incurred to the company controlled by the COO and a major shareholder	264	278
Royalty incurred to LIVC	56	60
Total transactions with related parties	$130,026	$161,863

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at February 28, 2023, and May 31, 2022:

As at February 28, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$642,002	6%	Related party loans payable (1)	$52,755	$694,757
30,000	10%	Related party loan payable (1)	288	30,288
39,709	0%	Advances(2)	-	39,709
$711,711			$53,043	$764,754

As at May 31, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$479,657	6%	Related party loans payable (1)	$26,236	$505,893
40,827	0%	Advances(2)	-	40,827
$520,484			$26,236	$546,720

(1) Related Party Loans Payable

As at February 28, 2023, the Company owed a total of $694,757 under 6% notes payable due to related parties (May 31, 2022 - $505,893) of which $52,755 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2022 - $26,236).

During the nine-month period ended February 28, 2023, the Company’s subsidiary, Cell MedX Canada, entered into a number of loan agreements with Mr. Jeffs, the Company’s major shareholder, for a total of $169,987 in exchange for notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. On October 12, 2022, the Company and Mr. Jeffs reached an agreement to amend certain terms included in the loan agreements with Mr. Jeffs totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Jeffs will have full right and title of ownership to the Company’s eBalance® Technology and any and all products developed by the Company and its subsidiary that are based on the eBalance® Technology, as well as all eBalance®  trademarks and certifications the Company and its subsidiary have been granted (the “Collateral”). All other terms of the loan agreements, including repayment date being due on demand, and interest rate being 6% per annum compounded monthly, remained the same. As at February 28, 2023, the Company owed a total of $631,027 (May 31, 2022 - $442,423) under the notes payable with Mr. Jeffs, of which $45,255 (May 31, 2022 - $21,368) was associated with accrued interest. The notes payable, excluding $5,615 (CAD$7,500) note payable, are secured by Collateral and are due on demand. During the nine-month period ended February 28, 2023, the Company recorded $24,310 in interest on the notes payable due to Mr. Jeffs (February 28, 2022 - $9,870).

As at February 28, 2023, the Company owed a total of $47,554 under loan agreements with Mr. David Jeffs, the close relative of Mr. Richard Jeffs (May 31, 2022 - $17,710). The $14,696 (CAD$20,000) loan bears interest at 6% per annum compounded monthly, is unsecured, and payable on demand. The $30,000 loan bears interest at 10% per annum compounded monthly, is unsecured, and was payable on April 24, 2023, and is therefore in default as at the date of publishing these condensed consolidated financial statements. During the nine-month period ended February 28, 2023, the Company recorded $1,113 in interest on the principal (February 28, 2022 - $768).

As at February 28, 2023, the Company owed a total of $28,161 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2022- $26,928). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the nine-month period ended February 28, 2023, the Company recorded $1,233 in interest on the principal (February 28, 2022 - $1,161).

As at February 28, 2023, the Company owed a total of $12,364 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs (May 31, 2022 - $12,722). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the nine-month period ended February 28, 2023, the Company recorded $555 in interest on the principal (February 28, 2022 - $552).

As at February 28, 2023, the Company owed $5,939 (May 31, 2022 - $6,110) under unsecured note payable with Mr. Hargreaves, the Company’s VP of Technology and Operations. During the nine-month period ended February 28, 2023 the Company recorded $266 in interest on the note payable due to Mr. Hargreaves (February 28, 2022 - $89).

(2) Advances Payable

As at February 28, 2023, the Company owed a total of $39,710 (May 31, 2022 - $40,827) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,687 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2022 - $3,967), $11,023 (May 31, 2022 - $11,860) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs (Note 2), and $25,000 (May 31, 2022 - $25,000) was owed to Mr. David Jeffs.

NOTE 4 - OTHER CURRENT ASSETS

As at February 28, 2023, other current assets consisted of $3,075 in prepaid expenses (May 31, 2022 - $8,189) and $3,193 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2022 - $8,775).

NOTE 5 - EQUIPMENT

Changes in the net book value of the equipment at February 28, 2023 and May 31, 2022 are as follows:

	February 28, 2023	May 31, 2022
Book value, beginning of the period	$-	$1,195
Amortization	-	(1,145)
Foreign exchange	-	(50)
Book value, end of the period	$-	$-

NOTE 6 - REVENUE

During the three- and nine-month periods ended February 28, 2023, and 2022, the Company’s revenue consisted of sales of eBalance® devices, and monthly subscriptions to eBalance® microcurrent treatments. Following are the details of revenue and associated costs:

	Three months ended February 28,		Nine months ended February 28,
	2023	2022	2023	2022
Monthly subscriptions	$222	$422	$1,550	$2,090
Sales of eBalance® devices	-	-	1,138	1,200
Cost of eBalance® devices and services	492	(298)	(1,412)	(1,158)
Royalty payable	(3)	(10)	(322)	(338)
Gross margin	$711	$114	$954	$1,794

NOTE 7 - NOTES AND ADVANCES PAYABLE

As at February 28, 2023, the Company owed a total of $113,690 under 6% notes payable which were due on demand (May 31, 2022 - $110,888), and $30,288 under a 10% note payable, which was due on April 24, 2023, and is therefore in default as at the date of these condensed consolidated financial statements. During the nine-month period ended February 28, 2023, the Company recorded $5,297 in interest on these loans (February 28, 2022 - $4,790).

NOTE 8 - SHARE CAPITAL

During the nine-month period ended February 28, 2023, the Company did not have any transactions that would have resulted in the issuance of its common shares.

Options

The changes in the number of stock options outstanding during the nine-month period ended February 28, 2023 and for the year ended May 31, 2022, are as follows:

	Nine months ended February 28, 2023			Year ended May 31, 2022
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	2,050,000		$0.35	2,550,000	$0.35
Options expired	(2,050,000)		$0.35	(500,000)	$0.35
Options outstanding, ending	-	$	n/a	2,050,000	$0.35

As at February 28, 2023, all options had expired unexercised.

Warrants

The changes in the number of warrants outstanding during the nine-month period ended February 28, 2023 and for the year ended May 31, 2022, are as follows:

	Nine months ended February 28, 2023			Year ended May 31, 2022
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	2,988,000		$0.67	16,132,605	$1.02
Warrants exercised	-	$	n/a	(300,000)	$0.20
Warrants expired	(988,000)		$0.50	(12,844,605)	$1.12
Warrants outstanding, ending	2,000,000		$0.75	2,988,000	$0.67

Details of warrants outstanding as at February 28, 2023, are as follows:

Number of warrants exercisable	Grant date	Exercise price
1,000,000	January 29, 2020	$0.50 expiring on March 12, 2023
1,000,000	January 29, 2020	$1.00 expiring on March 12, 2023
2,000,000

At February 28, 2023, the weighted average life and exercise price of the warrants was 0.03 years and $0.75, respectively. Subsequent to February 28, 2023, these warrants expired unexercised.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to February 28, 2023, the Company entered into a number of loan agreements for a total of $111,000. The loans bear interest at 10% per annum compounded monthly, are unsecured, and payable on demand.

Subsequent to February 28, 2023, the Company entered into an additional loan agreement for a total of $7,341 (CAD$10,000) with Mr. David Jeffs. The loan bears interest at 10% per annum compounded monthly, is unsecured, and payable on demand.

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

Recent Corporate Developments

BCSC Cease Trade Order

On October 11, 2022, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order in respect of the securities of the Company for failing to timely file its Annual Information Form (AIF), annual audited financial statements for the fiscal year ended May 31, 2022, and the related management’s discussion and analysis (collectively, the “Canadian Filings”). The Company’s inability to file the required Canadian Filings was due to the Company having insufficient funds to complete the audit of its annual financial statements. The Company had filed its Canadian Filings on April 7, 2023, filed its quarterly report for the period ended August 31, 2022 on April 19, 2023, and filed its quarterly report for the period ended for November 30, 2022 on May 19, 2023.

Delisting from OTCQB Market Tier

Our securities currently trade on the “Expert Market” tier operated by OTC Markets. Quotes on the Expert Market are “Unsolicited Only” and are restricted from public viewing.  The Company is currently in default of Section 2.2 of the OTCQB Standards relating to the Company’s ongoing disclosure obligations due to the late filing of  its annual report for the year ended May 31, 2022, and the interim periods ended August 31, 2022, February 28, 2022, and February 28, 2023. The filing of this Quarterly Report for the period ended February 28, 2023, brings the Company’s filing obligations up-to-date.

Update on eBalance® Research and Development Activities

Due to the Company’s financial situation, the Company was forced to suspend further research of the eBalance® Technology, including the FDA’s Pre-Market Approval process for 510(k) clearance, and an annual audit required under the Medical Device Single Audit Program (“MDSAP”). As a result of postponing MDSAP, the Company defaulted on its Health Canada Class II Medical Device System Certification licenses that were issued for both eBalance® Home and eBalance® Pro Systems and which were suspended on June 5, 2023.

Change in Management

On June 12, 2023, Mr. McEnulty tendered his resignation from the board of directors of the Company. The resignation of Mr. McEnulty was not due to any disagreements relating to the Company’s operations, policies or practices.

Results of Operations for the Three and Nine Months ended February 28, 2023 and 2022

Our operating results for the three- and six-month periods ended February 28, 2023 and 2022, and the changes in the operating results between those periods are summarized in the table below.

	Three Months Ended February 28,		Percentage Increase/ (Decrease)	Nine Months Ended February 28,		Percentage Increase/ (Decrease)
	2023	2022		2023	2022
Sales	$222	$422	(47.3)%	$2,688	$3,290	(18.3)%
Cost of goods	489	(308)	(258.6)%	(1,734)	(1,496)	15.9%
Gross margin	711	114	525.8%	954	1,794	(46.8)%
Operating expenses
Amortization	-	198	(100.0)%	-	941	(100.0)%
Consulting fees	14,274	36,917	(61.3)%	61,206	166,025	(63.1)%
General and administrative expenses	48,723	44,755	8.9%	233,837	254,234	(8.0)%
Research and development costs	43,546	30,884	41.0%	88,796	98,181	(9.6)%
Total operating expenses	106,543	112,754	(5.5)%	383,839	519,381	(26.1)%
Interest	12,329	6,849	80.0%	32,774	17,231	90.2%
Net loss	$118,161	$119,489	(1.1)%	$415,659	$534,818	(22.3)%

Revenues

During the three-month period ended February 28, 2023, we received $222 from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $298, and included $3 in royalties we accrued on the sales. During the three-month period ended February 28, 2023, the Company reclassified a total of $787 previously recorded as cost of goods sold to general and operating expenses, which resulted in recapture of the cost of goods sold of $489. During the comparative three-month period ended February 28, 2022 we received $422 from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $308, and included $10 in royalties we accrued on the sales.

During the nine-month period ended February 28, 2023, we recognized $1,138 in revenue from sales of eBalance® devices and $1,550 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $1,734, and included $323 in royalties we accrued on the sales.  During the comparative nine-month period ended February 28, 2022, we recognized $1,200 in revenue from sales of eBalance® devices and $2,090 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $1,496, and included $338 in royalties we accrued on the sales.

Operating Expenses

During the three-month period ended February 28, 2023, our operating expenses decreased by 5.5% from $112,754 we incurred during the three months ended February 28, 2022, to $106,543 we incurred during the three months ended February 28, 2022. The largest change was associated with decrease in consulting fees from $36,917 for the three-month period ended February 28, 2022, to $14,274 we incurred during the three months ended February 28, 2023, followed by decreased corporate communication fees of $5,000, as compared to $22,000, we incurred during the comparative period. These decreases were in part offset by a $12,000 increase in management fees from $10,500 we incurred during the three months ended February 28, 2022, to $22,500 we incurred during the three months ended February 28, 2023, and increase in foreign exchange loss of $16,362, from $7,321 gain we incurred during the three months ended February 28, 2022, to $9,041 loss we incurred during the three months ended February 28, 2023.

On a year-to-date basis, our operating expenses decreased by 26.1% from $519,381 we incurred during the nine months ended February 28, 2022, to $383,839 we incurred during the nine months ended February 28, 2023. The most significant changes were as follows:

•During the nine-month period ended February 28, 2023, our consulting fees decreased by $104,819, or 63.1%, from $166,025 we incurred during the nine-month period ended February 28, 2022, to $61,206 we incurred during the nine-month period ended February 28, 2023.

•Our research and development fees for the nine-month period ended February 28, 2023, decreased by $9,385, or 9.6%, from $98,181 we incurred during the nine-month period ended February 28, 2022, to $88,796 we incurred during the nine-month period ended February 28, 2022. The lower research and development fees during the nine-month period ended February 28, 2023, were associated with our decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position.

•Our general and administrative fees for the nine-month period ended February 28, 2023, decreased by $20,397, or 8%, from $254,234 we incurred during the nine-month period ended February 28, 2022, to $233,837 we incurred during the nine-month period ended February 28, 2023. The largest factor that contributed to this change was associated with our expenditures on corporate communications, which decreased by $90,583 to $20,902 we recorded during the nine-month period ended February 28, 2023, as compared to $111,485 we incurred during the nine-month period ended February 28, 2022. This reduction was associated with lack of funding and overall unfavorable financial position. Our filing and regulatory fees decreased by $14,255 to $10,663, and our audit and accounting fees decreased by $2,948 to $10,268. These decreases were in part offset by $66,000 increase to our management fees, which were associated with an engagement of our new CEO, and by $27,124 increase in loss on foreign exchange to $84,241.

Other Items

During the three-month period ended February 28, 2023, we accrued $12,329 (February 28, 2022 - $6,849) in interest associated with the outstanding notes payable.

During the nine-month period ended February 28, 2023, we accrued $32,774 (February 28, 2022 - $17,231) in interest associated with the outstanding notes payable.

Liquidity and Capital Resources

Working Capital

	As at February 28, 2023	As at May 31, 2022	Percentage Increase/ (Decrease)
Current assets	$13,896	$41,344	(66.4)%
Current liabilities	2,318,582	2,050,375	13.1%
Working capital deficit	$(2,304,686)	$(2,009,031)	14.7%

As of February 28, 2023, we had a cash balance of $7,628, a working capital deficit of $2,304,686 and cash flows used in operations of $246,585 for the period then ended. During the nine-month period ended February 28, 2023, we funded our operations with $169,987 we borrowed from Mr. Richard Jeffs under loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand, $30,000 we borrowed from Mr. David Jeffs under loan agreement accumulating interest at 10% per annum, compounded monthly, and payable on April 24, 2023, and $30,000 we borrowed under a 10% loan agreement, compounded monthly, and payable on April 24, 2023.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the nine-month period ended February 28, 2023. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Nine months ended February 28,
	2023	2022
Cash flows used in operating activities	$(246,585)	$(356,013)
Cash flows provided by financing activities	229,987	365,875
Effects of foreign currency exchange on cash	(154)	121
Net increase/(decrease) in cash during the period	$(16,752)	$9,983

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2023, was $246,585. This cash was primarily used to cover our cash operating activities of $311,812, which were represented by net loss of $415,659 reduced by the non-cash items totaling $103,847, and to decrease our accounts payable and accrued liabilities by $15,459 and $5,193, respectively. These uses of cash were offset by $75,759 increase in amounts due to related parties, and $10,120 decrease to our current assets which include GST receivable and prepaid expenses.

Net cash used in operating activities during the nine months ended February 28, 2022, was $356,013. This cash was primarily used to cover our cash operating activities of $429,380, which were represented by net loss of $534,818 reduced by the non-cash items totaling $105,438, to decrease our accounts payable and accrued liabilities by $1,124 and $30,833, respectively. These uses of cash were offset by $100,125 increase in amounts due to related parties and by $5,199 decrease in our other current assets.

Non-cash transactions

During the nine-month period ended February 28, 2023, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$32,775 (February 28, 2022 - $17,231) in interest we accrued on the outstanding notes payable;

•$71,072 in unrealized foreign exchange loss (February 28, 2022 - $50,191), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$Nil (February 28, 2022 - $941) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$Nil (February 28, 2022 - $37,075) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultants for investor relation services.

Net Cash Used in Investing Activities

We did not have any investing activities during the nine-month periods ended February 28, 2023 and 2022.

Net Cash Provided by Financing Activities

During the nine-month period ended February 28, 2023, we received $169,987 under a number of loan agreements with Mr. Jeffs, which are payable on demand and accumulate interest at 6% per annum. On October 12, 2022, we reached an agreement with Mr. Jeffs to amend certain terms included in the loan agreements with him totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Jeffs will have full right and title of ownership to our eBalance® Technology and any and all products developed by us and our subsidiary that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications we were granted. All other terms of the loan agreements, including repayment date and interest rate, remained substantially the same.

In addition to loans from Mr. Richard Jeffs, we received $30,000 under a loan agreement with Mr. David Jeffs, and an additional $30,000  under a separate loan agreement with a lender. Both these loans accumulate interest at 10% per annum, compounded monthly, and were payable on April 24, 2023. As of the date of this Quarterly Report on Form 10-Q, these two loan agreements are in default, and payable on demand.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at February 28, 2023, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, we decided to abandon the research and development plans associated with our eBalance® technology, until such time that the Company has regained its financial stability. The management is planning to mitigate the Company’s shortfall in funds through equity or debt financing.

As at February 28, 2023, we had accumulated a deficit of $10,073,394 since inception and additional funding will be required to support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 28, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have accumulated deficit of $10,073,394 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

As an “OTC reporting issuer” under applicable Canadian securities laws, we are required to make periodic filings with applicable Canadian securities authorities, including annual and interim financial statements and management’s discussion & analysis relating to those periods. Due to a lack of sufficient funds, we were late filing our Annual Report for the fiscal year ended May 31, 2022, and for the interim periods ended August 31, 2022, November 30, 2022, and February 28, 2023. On October 11, 2022, the British Columbia Securities Commission issued a cease trade order in respect of our securities. As a result of this order, holders of our securities in Canada will not be able to trade in our securities until the order is revoked.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated February 28, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.(17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021.(18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021.(18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.(23)
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.(23)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (24)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (24)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh.
10.70	Loan Agreement dated Maya 18, 2023, among Cell MedX Corp. and Sam Ahdoot.

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the nine-month periods ended February 28, 2023 and 2022 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at February 28, 2023 and as at May 31, 2022.
(2) Unaudited Condensed Consolidated Statements of Operations for the three- and nine-month periods ended February 28, 2023 and 2022.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at February 28, 2023.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended February 28, 2023 and 2022.

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

(20)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on January 12, 2022

(21)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on April 14, 2022

(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022

(23)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023

(24)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on May 19, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: June 29, 2023	By:	/s/ Dwayne Yaretz
Dwayne Yaretz
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 29, 2023	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)