Form 10-K
period 2023-05-31
Cell MedX Corp.
filed 2023-09-01
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,781,574 based on average of closing bid and ask for Cell MedX Corp. shares on November 30, 2022.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 1, 2023
common stock - $0.001 par value	62,923,063

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2023, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

eBalance® Technology

eBalance® Technology is based on the science of bioelectric signals, their effect on epigenetic events within human body, and ability to modify and effect the behavior of cells, tissue, and organs. The eBalance® Systems utilize microcurrent electrical therapy (“MEY”) to deliver subsensory micro amperage current to the patient/user to support general wellness or provide temporary relief of pain. Based on this technology Cell MedX is developing a radically different and very promising family of devices whose core technology demarcates it from the approaches currently in use and those in the “future advance” pipeline as reflected in current medical literature.

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

A research and development plan adopted by the Company included a series of investigations that allowed the Company to move the eBalance® Device from a prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the eBalance® Medical Device Systems and define a set of claims that were used for submission to the FDA’s  rigorous Pre-Market Approval (PMA) process for 510(k) clearance, as well as to receive Health Canada Class II Medical Device System Certification for the eBalance® Home System and eBalance® Pro System. Both systems are intended to be used for temporary relief of pain associated with sore-aching muscles in the shoulder, waist, back, neck, upper extremities (arm) and lower extremities (leg) due to strain from exercise or normal household work activities and general relation. The Health Canada Certifications received  for the eBalance® Home System and eBalance® Pro System in July and August 2020, respectively, allowed the Company to define  marketing claims for the  eBalance® products. The results of the clinical observational trial the Company finalized during its Fiscal 2018 year (the “Clinical Study”) on the effects of eBalance® technology confirmed that claims such as diabetes management, reductions in average blood sugar (HbA1C), improvement of other markers that denote the degree and quality of blood sugar control, pain management, blood pressure control, and alleviation of symptoms associated with Parkinson’s disease, among several other positive results, warrant further investigation of the eBalance® Systems. Due to the Company’s financial situation, during the year ended May 31, 2023, the Company was forced to suspend further research of the eBalance® Technology, including the PMA process for 510(k) clearance, and defaulted on its Health Canada Class II Medical Device System Certification licenses that were issued for both eBalance® Home and eBalance® Pro Systems, but were suspended on June 5, 2023.

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

According to information published by the International Diabetes Federation (“IDF”) in its IDF Diabetes Atlas Tenth Edition (2021) (www.diabetesatlas.org), in 2021, approximately 537 million adults (20-79 years) were living with diabetes; by 2045 this will rise to 783 million. A further 541 million people are at an increased risk of developing Type 2 diabetes.1

Diabetes mellitus (DM) is a heterogeneous group of metabolic disorders characterized by hyperglycemia (high blood sugar levels) with impaired metabolism of carbohydrate, fat and proteins resulting from defects in insulin secretion, insulin action, or both. Diabetes is one of the world’s oldest diseases with the syndrome being discovered centuries ago. The worldwide increase in the prevalence of diabetes has highlighted the need for increased research efforts into treatment options for both the disease itself and its associated complications.

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

Damage to the nerves that control digestion can cause problems with nausea, vomiting, diarrhea or constipation. For men, erectile dysfunction may be an issue. Diabetes may leave people more susceptible to a variety of skin disorders, including bacterial and fungal infections. Type 2 diabetes may increase the risk of Alzheimer’s disease.

1 International Diabetes Federation. IDF Diabetes Atlas - Tenth Edition (2021) - https://diabetesatlas.org/

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

After several months of testing, we received a feedback from the clinicians and participants, which allowed for further refinement of the devices, which were limited to aesthetics and ease of use. The Company ordered from Bio4Med 20 units of the second generation eBalance® device, which were received in December 2016. These devices were also distributed to practitioners and other participants for observations and further testing.

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

The successful completion of the first batch of Canadian-built eBalance® Systems allowed the Company to continue manufacturing, research and development, along with testing of the eBalance® Systems. As of the date of this Annual

Report, the Company’s products based on eBalance® Technology include two Health Canada Class II Medical Device Systems - the eBalance® Pro System, and eBalance® Home System. Due to the financial difficulties the Company faces, the Company was required to stop any further research and development, and the management decided to let its MDSAP certification lapse, which resulted in the Company losing the Medical Device Licenses granted for its eBalance® Home and Pro systems in June of 2023.

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

Research and development, including FDA and MDSAP audits are costly, and require large financing. Currently, we do not have the required financing in place, and therefore we stopped all our plans to progress eBalance® Home and Pro Systems to market. We are continuing our efforts to raise capital through debt or equity financing or a combination of both, however, as of the date of this Annual Report on Form 10-K have not been successful in securing sufficient funding to restart our development and licensing efforts. We are considering other alternatives to financing through joint-venturing and/or licensing further development of the eBalance® Technology.

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

In order to keep the Class II Medical Licenses valid, the Company is required to go through annual MDSAP audits, for which, as at the date of this Annual Report on Form 10-K, the Company did not have adequate financing, and therefore the 2022-23 audit was cancelled, resulting in cancellation of the Class II Medical Device Licenses by Health Canada.

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

The cancellation of Class II Medical Device Licenses by Health Canada resulted in us suspending all our revenue-generating activities associated with sales of eBalance® Home  and Pro Systems, as well as monthly recurring revenue from the online sales of eBalance® treatment packages.

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

Marketing Plans

On March 21, 2019, the Company entered into an exclusive worldwide distribution agreement (the “Agreement”) with Live Current Media, Inc. (“LIVC”) for worldwide distribution rights to eBalance® devices in an end-user market (the “Direct Rights”). John da Costa, Cell MedX’s director and COO, was a director of LIVC until his resignation in April of 2022, Mr. David Jeffs, a son of Mr. Richard Jeffs, Cell MedX’s largest shareholder, was a director and President of LIVC until May 24, 2023. LIVC paid an initial one-time fee of $250,000. In order to maintain the exclusivity, LIVC will be required to order a minimum of 2,000 devices by the end of a 24-month period from the date the eBalance® device receives its 510K clearance from the FDA (the “Initial Term”). The Company agreed to sell the eBalance® devices to LIVC at a 20% discount to the regular retail price in place at the time of the order (the “License Fee”), with 50% of the License Fee payable at the time of placing an order, and remaining 50% payable on the specified delivery date of the devices. In addition, the Company agreed that during the Initial Term the License Fee for the eBalance® devices will be fixed at CAD$2,400 per device. In addition to the License Fee, LIVC was required to pay a monthly recurring fee per each eBalance® device equal to 50% of the regular monthly home-use fee set by the Company. Following the Initial Term, the minimum monthly fee was to be $100,000.

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

In addition to the royalty, the Company issued to LIVC share purchase warrants (the “Warrants”) entitling LIVC to purchase up to two million shares of the Company’s common stock, however, these Warrants expired unexercised on March 3, 2023.

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

On September 6, 2018, the Company entered into an IP Royalty Agreement with an IP Vendor. Pursuant to the IP Royalty Agreement the Company agreed to acquire certain additional developments and improvements for its eBalance® devices that were developed by the IP Vendor in exchange for a perpetual royalty of US$350 or CAD$350, depending on the currency the revenue is generated in, for each device sold, distributed, or licensed whether through a distributor, sales representative or by the Company itself.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have an accumulated deficit of $10,152,777 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing, or our business will fail.

We must obtain additional capital, or our business will fail. In order to continue development of our eBalance® Technology, apply for medical licenses, FDA approvals, and to carry our additional observational and clinical trials, we must secure more funds. Currently, we have limited resources and have already accumulated a deficit. We do not have immediate sources of financing. Financing may be subject to numerous factors including investor sentiment, acceptance of our technology and so on. We may also have to borrow large sums of money that require substantial capital and interest payments.

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

We expect to convert some of the existing debt into shares of our common stock, which will result in dilution to our current shareholders.

In order to reduce our liabilities and improve our financial position we may convert some of the debt to shares of our common stock.  Issuance of additional stock will increase the total number of shares issued and outstanding resulting in decrease of the percentage interest held by each of our shareholders further diluting their position.

Due to the current financial situation, and to improve likelihood of successful financing in the future we may decide to consolidated issued and outstanding shares of our common stock.

In order to improve our financial position we may elect to consolidate our issued and outstanding shares of common stock. The effect of a share consolidation on the per share trading price of the Company’s common stock cannot be predicted with any certainty, and the history of share consolidations for other companies is varied, particularly since some investors may view a share consolidation negatively. It is possible that the per share trading price of the Company’s common stock after a share consolidation would not increase in the same proportion as the reduction in the number of the Company’s outstanding shares of common stock following the share consolidation or at all, and a share consolidation may not result in a per share trading price that would attract investors who do not trade in lower priced stocks. The Company cannot assure you that, if a share consolidation is implemented, its common stock will be more attractive to investors. If the Company implements a share consolidation, the per share trading price of its common stock may decrease due to factors unrelated to the share consolidation, including its future performance. If a share consolidation is consummated and the per share trading price of the Company’s common stock declines, the percentage decline as an absolute number and as a percentage of the Company’s overall market capitalization may be greater than would occur in the absence of a share consolidation.

A share consolidation may decrease the liquidity of the Company’s common stock and result in higher transaction costs. The liquidity of the Company’s common stock may be negatively impacted by a share consolidation, given the reduced number of shares that would be outstanding after the share consolidation, particularly if the per share trading price does not increase as a result of the share consolidation. In addition, if a share consolidation is implemented, it will increase the number of the Company’s stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock.

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

As an “OTC reporting issuer” under applicable Canadian securities laws, we are required to make periodic filings with applicable Canadian securities authorities, including annual and interim financial statements and management’s discussion & analysis relating to those periods. Due to a lack of sufficient funds, we were late filing our Annual Report for the fiscal year ended May 31, 2022, and for the interim periods ended August 31, 2022, November 30, 2022, and February 28, 2023. On October 11, 2022, the British Columbia Securities Commission issued a cease trade order (the “CTO”) in respect of our securities. As a result of this order, holders of our securities in Canada will not be able to trade in our securities until the order is revoked. As of the date of this Annual Report on Form 10-K, we are in a process of gathering all required information to submit a request to the British Columbia Securities Commission to lift the CTO on the grounds that we had filed all required regulatory filings.

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

High & Low Bids
Period ended	High	Low
August 31, 2021	$0.29	$0.2111
November 30, 2021	$0.248	$0.11
February 28, 2022	$0.185	$0.127
May 31, 2022	$0.14	$0.09
August 31, 2022	$0.123	$0.0561
November 30, 2022	$0.075	$0.032
February 28, 2023	$0.0353	$0.021
May 31, 2023	n/a	n/a

As of the date of this Annual Report on Form 10-K, our securities trade on the OTC Pink tier operated by OTC Markets.

HOLDERS OF RECORD

As of September 1, 2023, we had approximately 54 holders of record, according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119, and their telephone number is 702-361-3033.

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

None.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.

Such risks and uncertainties include those set forth under this caption “Management’s Discussion and Analysis” and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

General

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2023	2022	(Decrease)
Revenue	$2,762	$6,065	(54.5)%
COGS	2,279	2,032	12.2%
Gross margin	483	4,033	(88.0)%
Operating expenses
Amortization	-	1,145	(100.0)%
Consulting fees	83,387	189,649	(56.0)%
General and administrative expenses	275,534	334,223	(17.6)%
Research and development costs	89,220	150,709	(40.8)%
Total operating expenses	(448,141)	(675,726)	(33.7)%
Other items
Interest	(47,384)	(25,686)	84.5%
Net loss	$(495,042)	$(697,379)	(29.0)%

Revenues

During the year ended May 31, 2023, we recognized $2,762 in revenue, which consisted of $1,138 in revenue from sales of eBalance® devices and $1,624 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $2,279.

During the year ended May 31, 2022, we recognized $6,065 in revenue, which consisted of $2,387 in revenue from sales of eBalance® devices and $3,678 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $2,032.

As of the date of this Annual Report on Form 10-K, we suspended research and further development of our eBalance® Technology and devices based on this technology due to lack of available financing for this project. As of May 31, 2023, due to cancellation of Health Canada Class II Medical Device licenses for our eBalance® Pro System, and eBalance® Home System, we also suspended all our revenue-generating activities associate with sales of eBalance® Home  and Pro Systems, as well as monthly recurring revenue from the online sales of eBalance® treatment packages.

Operating Expenses

During the year ended May 31, 2023, our operating expenses decreased by 33.7% from $675,726 incurred during the year ended May 31, 2022, to $448,141 incurred during the year ended May 31, 2023. The most significant changes were as follows:

•During the year ended May 31, 2023, our consulting fees decreased by $106,262, or 56%, from $189,649 we incurred during the year ended May 31, 2022, to $83,387 we incurred during the year ended May 31, 2023.

•Our research and development fees for the year ended May 31, 2023, decreased by $61,489, or 40.8%, from $150,709 we incurred during the year ended May 31, 2022, to $89,220 we incurred during the year ended May 31, 2023. The lower research and development fees during the year ended May 31, 2023, were associated with our decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position.

•Our general and administrative fees for the year ended May 31, 2023, decreased by $58,689, or 18%, from $334,223 we incurred during the year ended May 31, 2022, to $275,534 we incurred during the year ended May 31, 2023. The largest factor that contributed to this change was associated with our expenditures on corporate communications, which decreased by $108,825 to $20,902 we recorded during the year ended May 31, 2023, as compared to $129,727 we incurred during the year ended May 31, 2022. This reduction was associated with lack of funding and overall unfavorable financial position. Our filing and regulatory fees decreased by $14,945 to $16,755, and our audit and accounting fees decreased by $4,197 to $36,017. These decreases were in part offset by $54,000 increase to our management fees to $105,000, which were associated with an engagement of our new CEO, and by $30,153 increase in loss on foreign exchange to $83,918.

Other Items

During the year ended May 31, 2023, we accrued $47,384 (May 31, 2022 - $25,686) in interest associated with the outstanding notes payable.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Increase/
	2023	2022	(Decrease)
Current assets	$103,270	$41,344	149.8%
Current liabilities	2,488,750	2,050,375	21.4%
Working capital deficit	$(2,385,480)	$(2,009,031)	18.7%

As of May 31, 2023, we had a cash balance of $98,295 a working capital deficit of $2,385,480 and cash flows used in operations of $272,209 for the year ended May 31, 2023. During the year ended May 31, 2023, we funded our operations with $169,987 we borrowed from Mr. Richard Jeffs under loan agreements accumulating interest at 6% per annum, compounded monthly, and due on demand, $30,000 we borrowed from Mr. David Jeffs under loan agreement accumulating interest at 10% per annum, compounded monthly, which was initially payable on April 24, 2023, and as of the date of this Annual Report on Form 10-K is due on demand, $6,377 (CAD$10,000) we borrowed from Mr. David Jeffs under loan agreement accumulating interest at 10% per annum, compounded monthly and payable on demand, $30,000 we borrowed under a 10% loan agreement, compounded monthly, which was initially payable on April 24, 2023, and as of the date of this Annual Report on Form 10-K is due on demand, and further $110,000 we borrowed under 10% loan agreements, compounded monthly, and payable on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the year ended May 31, 2023. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations. If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2023	2022
Cash flows used in operating activities	$(272,209)	$(450,591)
Cash flows provided by financing activities	346,364	453,971
Effects of foreign currency exchange on cash	(240)	247
Net increase in cash during the year	$73,915	$3,627

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2023, was $272,209. This cash was primarily used to cover our cash operating activities of $376,517, which were represented by net loss of $495,042 reduced by the non-cash items totaling $118,525, and to decrease our accounts payable by $14,064. These uses of cash were offset by $99,194 increase in amounts due to related parties, $11,408 decrease to our current assets which include GST receivable and prepaid expenses, and $7,770 increase in accrued liabilities.

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

Non-cash transactions

During the years ended May 31, 2023 and 2022, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$47,384 (May 31, 2022 - $25,686) in interest we accrued on the outstanding notes payable;

•$71,141 in unrealized foreign exchange loss (May 31, 2022 - $44,906), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

•$Nil (May 31, 2022 - $1,145) in amortization of equipment we acquired for our manufacturing operations and for our office; and

•$Nil (May 31, 2022 - $37,075) in non-cash investor relations expenses which were associated with fair market value of the shares we issued to our consultants for investor relation services.

Net Cash Used in Investing Activities

We did not have any investing activities during the years ended May 31, 2023 and 2022.

Net Cash Provided by Financing Activities

During the year ended May 31, 2023, we received $169,987 under a number of loan agreements with Mr. Jeffs, which are payable on demand and accumulate interest at 6% per annum. On October 12, 2022, we reached an agreement with Mr. Jeffs to amend certain terms included in the loan agreements with him totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Jeffs will have full right and title of ownership to our eBalance® Technology and any and all products developed by us and our subsidiary that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications we were granted. All other terms of the loan agreements, including repayment date and interest rate, remained substantially the same.

In addition to loans from Mr. Richard Jeffs, we received $36,377 under loan agreements with Mr. David Jeffs, $90,000 under loan agreements with Mr. Vahabzadeh, the Company’s shareholder, and an additional $50,000 under a loan agreement with a lender. These loans accumulate interest at 10% per annum, compounded monthly, a total of $60,000 in principal were due on April 24, 2023, with the remaining loans due on demand. As of the date of this Annual Report on Form 10-K, the loan agreements due on April 24, 2023, are in default and payable on demand.

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

Going Concern

The notes to our audited consolidated financial statements at May 31, 2023, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, we decided to abandon the research and development plans associated with our eBalance® technology, until such time that the Company has regained its financial stability. The management is planning to mitigate the Company’s shortfall in funds through equity or debt financing.

As at May 31, 2023, we had accumulated a deficit of $10,152,777 since inception and increased sales will be required to fund and support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

The outstanding securities at May 31, 2023 and 2022 that could have a dilutive effect are as follows:

	May 31, 2023	May 31, 2022
Share purchase options	-	2,050,000
Share purchase warrants	-	2,988,000
Total Possible Dilutive Shares	-	5,038,000

For the year ended May 31, 2022, the effect of the Company’s outstanding share purchase options and warrants would have been anti-dilutive and therefore they were excluded from the calculation of diluted EPS.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over two years. All our equipment was fully amortized during the year ended May 31, 2022. We did not acquire any new equipment during the years ended May 31, 2023 and 2022.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2023 and 2022.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. (the “Company”) as of May 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada (PCAOB ID 1173)

September 1, 2023

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2023	May 31, 2022
ASSETS

Current assets
Cash	$98,295	$24,380
Other current assets	4,975	16,964
Total assets	$103,270	$41,344

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$408,264	$442,439
Accrued liabilities	36,560	28,877
Due to related parties	1,003,187	921,451
Notes and advances due to related parties	875,130	546,720
Notes and advances payable	165,609	110,888
Total liabilities	2,488,750	2,050,375

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 shares issued and outstanding at May 31, 2023 and 2022	62,923	62,923
Additional paid-in capital	7,272,701	7,272,701
Reserves	366,493	366,493
Accumulated deficit	(10,152,777)	(9,657,735)
Accumulated other comprehensive income/(loss)	65,180	(53,413)
Total stockholders’ deficit	(2,385,480)	(2,009,031)
Total liabilities and stockholders’ deficit	$103,270	$41,344

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2023	2022

Revenue
Sales	$2,762	$6,065
Cost of goods sold	2,279	2,032
Gross margin	483	4,033

Operating expenses
Amortization	-	1,145
Consulting fees	83,387	189,649
General and administrative expenses	275,534	334,223
Research and development costs	89,220	150,709
Total operating expenses	448,141	675,726

Other items
Interest	(47,384)	(25,686)
Net loss	(495,042)	(697,379)

Foreign exchange translation income	118,593	67,331
Comprehensive loss	$(376,449)	$(630,048)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	62,923,063	62,798,817

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2022	62,073,064	$62,073	$7,076,476	$366,493	$(8,960,356)	$(120,744)	$(1,576,058)

Shares issued for cash	400,000	400	99,600	-	-	-	100,000
Shares issued on exercise of warrants	300,000	300	59,700	-	-	-	60,000
Shares issued for services	149,999	150	36,925	-	-	-	37,075
Net loss for the year ended May 31, 2022	-	-	-	-	(697,379)	-	(697,379)
Translation to reporting currency	-	-	-	-	-	67,331	67,331

Balance - May 31, 2022	62,923,063	62,923	7,272,701	366,493	(9,657,735)	(53,413)	(2,009,031)

Net loss for the year ended May 31, 2023	-	-	-	-	(495,042)	-	(495,042)
Translation to reporting currency	-	-	-	-	-	118,593	118,593

Balance - May 31, 2023	62,923,063	$62,923	$7,272,701	$366,493	$(10,152,777)	$65,180	$(2,385,480)

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2023	2022

Cash flows used in operating activities
Net loss	$(495,042)	$(697,379)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	47,384	25,686
Amortization	-	1,145
Non-cash investor relations fees	-	37,075
Unrealized foreign exchange	71,141	44,906
Changes in operating assets and liabilities
Other current assets	11,408	12,210
Accounts payable	(14,064)	19,953
Accrued liabilities	7,770	(6,302)
Due to related parties	99,194	112,115
Net cash flows used in operating activities	(272,209)	(450,591)

Cash flows provided by financing activities
Proceeds from notes due to related parties	296,364	293,971
Proceeds from notes payable	50,000	-
Proceeds from subscription to shares	-	160,000
Net cash provided by financing activities	346,364	453,971

Effects of foreign currency exchange on cash	(240)	247
Increase in cash	73,915	3,627
Cash, beginning	24,380	20,753
Cash, ending	$98,295	$24,380

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2023

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2023, the Company has not achieved profitable operations and has accumulated a deficit of $10,152,777. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

The outstanding securities at May 31, 2023 and 2022 that could have a dilutive effect are as follows:

	May 31, 2023	May 31, 2022
Share purchase options	-	2,050,000
Share purchase warrants	-	2,988,000
Total Possible Dilutive Shares	-	5,038,000

For the year ended May 31, 2022, the effect of the Company’s outstanding share purchase options and warrants would have been anti-dilutive and therefore they were excluded from the calculation of diluted EPS.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over two years. At May 31, 2022, the Company had fully amortized its equipment. The Company did not acquire any new equipment during the year ended May 31, 2023.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2023 and 2022.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 4) at May 31, 2023 and 2022:

	May 31, 2023	May 31, 2022
Due to the current Chief Executive Officer (“CEO”)	$85,000	$10,000
Due to a director and the former CEO (2)	-	126,200
Due to the Chief Financial Officer (“CFO”)	6,685	5,643
Due from the Vice President (“VP”), Technology and Operations	(2,249)	(2,418)
Due to a company controlled by the Chief Operating Officer (“COO”)	784,032	778,586
Due to a company controlled by the COO and a major shareholder	3,173	3,136
Due to Live Current Media, Inc. (“LIVC”)(1)	346	304
Due to a shareholder (2)	126,200	-
Due to related parties	$1,003,187	$921,451

(1)LIVC is related to the Company through its director who is a close relative of the Company’s major shareholder.

(2)The amount due to a director and the former CEO has been reacquired by a Company shareholder in a private transaction.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the years ended May 31, 2023 and 2022, the Company had the following transactions with related parties excluding interest accrued on the notes payable issued to related parties (Note 4):

	May 31, 2023	May 31, 2022
Management fees incurred to the current CEO	$75,000	$10,000
Management fees incurred to a director and the former CEO	-	11,000
Management fees incurred to the CFO	30,000	30,000
Consulting fees incurred to the VP, Technology and Operations	32,206	47,738
Consulting fees incurred to the company controlled by the COO	22,181	93,911
Royalty incurred to LIVC	64	79
Royalty incurred to the company controlled by the COO and the major shareholder	262	278
Total transactions with related parties	$159,713	$193,006

NOTE 4 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at May 31, 2023 and 2022:

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$642,049	6%	Related party loans payable (1)	$63,497	$705,546
127,351	10%	Related party loans payable (1)	2,518	129,869
39,715	0%	Advances(2)	-	39,715
$809,115			$66,015	$875,130

As at May 31, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$479,657	6%	Related party loans payable (1)	$26,236	$505,893
40,827	0%	Advances(2)	-	40,827
$520,484			$26,236	$546,720

(1) Related Party Loans Payable

As at May 31, 2023, the Company owed a total of $705,546 under 6% notes payable due to related parties (May 31, 2022 - $505,893) of which $63,497 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2022 - $26,236).

During the year ended May 31, 2023, the Company’s subsidiary, Cell MedX Canada, entered into a number of loan agreements with Mr. Jeffs, the Company’s major shareholder, for a total of $169,987 in exchange for notes payable due on demand and accumulating interest at 6% annual interest compounded monthly. On October 12, 2022, the Company and Mr. Jeffs reached an agreement to amend certain terms included in the loan agreements with Mr. Jeffs totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Jeffs will have full right and title of ownership to the Company’s eBalance® Technology and any and all products developed by the Company and its subsidiary that are based on the eBalance® Technology, as well as all eBalance®  trademarks and certifications the Company and its subsidiary have been granted (the “Collateral”). All other terms of the loan agreements, including repayment date being due on demand, and interest rate being 6% per annum compounded monthly, remained the same. As at May 31, 2023, the Company owed a total of $640,655 (May 31, 2022 - $442,423) under the notes payable with Mr. Jeffs, of which $54,850 (May 31, 2022 - $21,368) was associated with accrued interest. The notes payable, excluding $5,513 (CAD$7,500) note payable, are secured by Collateral and are due on demand. During the year ended May 31, 2023, the Company recorded $33,924 in interest on the notes payable due to Mr. Jeffs (May 31, 2022 - $15,720).

As at May 31, 2023, the Company owed a total of $56,194 under loan agreements with Mr. David Jeffs, the close relative of Mr. Richard Jeffs (May 31, 2022 - $17,710). The $14,703 (CAD$20,000) loan bears 6% annual interest and $7,351 (CAD$10,000) loan bears 10% annual interest. These loans are unsecured, payable on demand, and interest compounds monthly at prescribed rates. The $30,000 loan bears interest at 10% per annum compounded monthly, is unsecured, and was payable on April 24, 2023, and is therefore in default as at the date of publishing these consolidated financial statements. During the year ended May 31, 2023, the Company recorded $2,396 in interest on the principal (May 31, 2022 - $1,032).

As at May 31, 2023, the Company owed a total of $28,589 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2022- $26,928). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2023, the Company recorded $1,661 in interest on the principal (May 31, 2022 - $1,564).

As at May 31, 2023, the Company owed a total of $12,558 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs (May 31, 2022 - $12,722). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2023, the Company recorded $743 in interest on the principal (May 31, 2022 - $742).

As at May 31, 2023, the Company owed $6,032 (May 31, 2022 - $6,110) under unsecured note payable with Mr. Hargreaves, the Company’s VP of Technology and Operations. During the year ended May 31, 2023 the Company recorded $357 in interest on the note payable due to Mr. Hargreaves (May 31, 2022 - $180).

As at May 31, 2023, the Company owed a total of $91,387 under loan agreements with Mr. Amir Vahabzadeh, the Company’s shareholder. The loans are unsecured, and bear 10% annual interest compounded monthly. The note payable for a total of $30,000 was payable on April 24, 2023, and as of the date of these consolidated financial statements is in default. The remaining notes payable, totaling $60,000, are payable on demand. During the year ended May 31, 2023, the Company recorded $1,387 in interest on the principal (May 31, 2022 - $Nil).

(2) Advances Payable to Related Parties

As at May 31, 2023, the Company owed a total of $39,715 (May 31, 2022 - $40,827) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,688 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2022 - $3,967), $11,027 (May 31, 2022 - $11,860) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs, and $25,000 (May 31, 2022 - $25,000) was owed to Mr. David Jeffs.

NOTE 5 - NOTES AND ADVANCES PAYABLE

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$93,936	6%	Loans payable (1)	$21,495	$115,431
50,000	10%	Loans payable (1)	178	50,178
$143,936			$21,673	$165,609

As at May 31, 2022
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$95,668	6%	Loans payable (1)	$15,220	$110,888

(1)During the year ended May 31, 2023, the Company recorded $6,916 in interest on the loans payable (May 31, 2022 - $6,448).

NOTE 6 - OTHER CURRENT ASSETS

As at May 31, 2023, other current assets consisted of $1,750 in prepaid expenses (May 31, 2022 - $8,189) and $3,225 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2022 - $8,775).

NOTE 7 - EQUIPMENT

Changes in the net book value of the equipment at May 31, 2023 and 2022 are as follows:

	May 31, 2023	May 31, 2022
Book value, beginning of the year	$-	$1,195
Changes during the period	-	-
Amortization	-	(1,145)
Foreign exchange	-	(50)
Book value, end of the year	$-	$-

NOTE 8 - REVENUE

During the year ended May 31, 2023, the Company’s revenue consisted of sales of eBalance® devices, and monthly subscriptions to eBalance® microcurrent treatments. Following are the details of revenue and associated costs:

	Year ended May 31,
	2023	2022
Sales of eBalance® devices	$1,138	$2,387
Monthly subscriptions	1,624	3,678
Cost of sales	(1,949)	(1,675)
Royalty payable	(330)	(357)
Gross margin	$483	$4,033

As at May 31, 2023, the Company had stopped all its commercial activity due to loss of licenses issued previously by Health Canada.

NOTE 9 - STOCKHOLDERS’ DEFICIT

During the year ended May 31, 2023, the Company did not have any transactions that would have resulted in the issuance of its common shares.

Common stock issued during the year ended May 31, 2022

On August 9, 2021, the Company issued 400,000 shares of its common stock as part of a non-brokered private placement for total proceeds of $100,000.

During the year ended May 31, 2022, the Company issued 300,000 shares on exercise of warrants for total proceeds of $60,000.

During the year ended May 31, 2022, the Company issued 149,999 shares for services with a fair value of $37,075.

Options

The changes in the number of stock options outstanding during the years ended May 31, 2023 and 2022 are as follows:

	Year ended May 31, 2023			Year ended May 31, 2022
	Number of options	Weighted average exercise price		Number of options	Weighted average exercise price
Options outstanding, beginning	2,050,000		$0.35	2,550,000	$0.35
Options expired	(2,050,000)		$0.35	(500,000)	$0.35
Options outstanding, ending	-	$	n/a	2,050,000	$0.35

As at May 31, 2023, all options had expired unexercised.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2023 and 2022, are as follows:

	Year ended May 31, 2023			Year ended May 31, 2022
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	2,988,000		$0.67	16,132,605	$1.02
Warrants exercised	-	$	n/a	(300,000)	$0.20
Warrants expired	(2,988,000)		$0.67	(12,844,605)	$1.12
Warrants outstanding, ending	-	$	n/a	2,988,000	$0.67

As at May 31, 2023, all warrants had expired unexercised.

NOTE 10 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2023	May 31, 2022
Net loss	$(495,042)	$(697,379)
Statutory tax rate	21%	21%
Expected income tax recovery	(104,000)	(146,450)
Effect of foreign exchange	23,000	(28,000)
Difference in statutory tax rate	(10,000)	(15,550)
Permanent difference and other	-	90,000
Adjustment to prior year’s provision versus statutory tax returns	11,000	-
Change in unrecognized deductible temporary differences	80,000	100,000
Total income tax expense (recovery)	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2023	May 31, 2022
Deferred income tax assets (liabilities)
Net operating losses - US	$1,383,000	$1,321,000
Net-capital losses - Canada	474,000	456,000
Equipment	5,000	5,000
Less: Unrecognized deferred tax assets	(1,862,000)	(1,782,000)
Net deferred income tax assets	$-	$-

At May 31, 2023 and 2022, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

At May 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $6,586,000, $2,059,000 of which expire by 2036. The remaining balance of $4,532,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

As at May 31, 2023, the Company also had non-capital loss carry forwards of approximately $1,756,000 (2022 - $1,689,000) to reduce future Canadian taxable income. These losses expire in 2039 and 2042.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2021 through 2023 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

ITEM 9B. OTHER INFORMATION

BCSC Cease Trade Order

On October 11, 2022, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order (the “CTO”) in respect of the securities of the Company for failing to timely file its Annual Information Form (AIF), annual audited financial statements for the fiscal year ended May 31, 2022, and the related management’s discussion and analysis (collectively, the “Canadian Filings”). The Company’s inability to file the required Canadian Filings is due to the Company having insufficient funds to complete the audit of its annual financial statements. The Company had filed its Canadian Filings on April 7, 2023, filed its quarterly report for the period ended August 31, 2022 on April 19, 2023, for the period ended November 30, 2022 on May 19, 2023, and for the period ended February 28, 2023 on June 29, 2023. As of the date of this Annual Report on Form 10-K, the Company is in a process of gathering all required information to submit a request to the BCSC to lift the CTO on the grounds that the Company had filed all required regulatory filings.

Delisting from OTCQB Market Tier

Our securities currently trade on OTC Pink tier operated by OTC Markets. During the year ended May 31, 2023, the Company was in default of Section 2.2 of the OTCQB Standards relating to the Company’s ongoing disclosure obligations due to the late filing of  its annual report for the year ended May 31, 2022, and for non-filing of the quarterly reports for the interim periods ended August 31, 2022, November 30, 2022 and February 28, 2023.  The Company had filed its annual report for the year ended May 31, 2022, on April 7, 2023, filed its quarterly report for the period ended August 31, 2022 on April 19, 2023, for the period ended November 30, 2022 on May 19, 2023, and for the period ended February 28, 2023 on June 29, 2023, and therefore the Company is now current with all its filing obligations under Section 2.2 of the OTCQB Standards.

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

Our management team is listed below:

Name	Age	Positions
Dwayne Yaretz	62	Chief Executive Officer, Director
Yanika Silina	45	Chief Financial Officer, Treasurer, Corporate Secretary and Director
Joao (John) da Costa	59	Chief Operating Officer, Director
Bradley Hargreaves	64	Vice President, Technology and Operations and Director
George Adams	71	Director

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

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014, and as director since September 26, 2016. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO of Stuhini Exploration Ltd. (TSX.V: STU), CFO of Tocvan Ventures Corp (CSE: TOC), CFO of Cascade Copper Corp (CSE: CASC),  and a director of Kesselrun Resources Ltd. (TSX.V: KES). Ms. Silina has previously held various management positions with other public companies listed on OTC Link alternative trading system and Canadian Securities Exchange.

Mr. da Costa has served as the Company’s Chief Operating Officer and director since June 8, 2020. Mr. da Costa has more than twenty-five years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and President of Da Costa Management Corp. (DCM), a company that has provided management and accounting services to public and private companies since August 2003. Since 2002, Mr. da Costa has been the CFO, and a member of the Board of Directors of Triton Emission Solutions Inc., a company formerly reporting under the United States Securities Exchange Act of 1934 (the “Exchange Act”). In addition to Triton Emission Solutions Inc., Mr. da Costa currently serves as the CFO, Treasurer and a director of Red Metal Resources Ltd., Canadian reporting company listed on the CSE and engaged in the business of acquiring and exploring mineral claims. Mr. da Costa also currently serves as the CFO and a director of Kesselrun Resources Ltd., a Canadian reporting company listed on the TSX Venture Exchange.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, our Reporting Persons have timely filed the reports required by Section 16(a) of the Exchange Act.

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

As of May 31, 2023, we did not have a written audit committee charter or similar document and have not adopted any specific policies or procedures for the engagement of non-audit services.

Audit Committee Financial Expert

John da Costa, our COO and a member of our Board of Directors, and Dwayne Yaretz, our CEO and a member of our Board of Directors, qualify as “audit committee financial experts”, as defined by Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933 and the Securities Exchange Act of 1934. Notwithstanding the fact that Mr. da Costa and Mr. Yaretz are not independent directors, we believe that their experience in analyzing and evaluating financial statements, as well as their prior experience being on the board of directors of other public companies will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dwayne Yaretz CEO	2023	75,000(1)	Nil	Nil	Nil	Nil	Nil	Nil	75,000
	2022	10,000(1)	Nil	Nil	Nil	Nil	Nil	Nil	10,000

Frank McEnulty Former CEO and President	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2022	11,000(2)	Nil	Nil	Nil	Nil	Nil	Nil	11,000

Yanika Silina CFO	2023	30,000(3)	Nil	Nil	Nil	Nil	Nil	Nil	30,000
	2022	30,000(3)	Nil	Nil	Nil	Nil	Nil	Nil	30,000

Joao (John) da Costa COO	2023	Nil	Nil	Nil	Nil	Nil	Nil	22,181(4)	22,181
	2022	Nil	Nil	Nil	Nil	Nil	Nil	93,911(4)	93,911

Bradley Hargreaves Vice President, Technology and Operations	2023	32,206(5)	Nil	Nil	Nil	Nil	Nil	Nil	32,206
	2022	47,738(5)	Nil	Nil	Nil	Nil	Nil	Nil	47,738

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

(2)We did not have a written compensation agreement with Mr. McEnulty, who resigned as our CEO on April 25, 2022, and as our director on June 12, 2023. Mr. McEnulty was compensated for management services based on a verbal agreement between us and Mr. McEnulty who invoiced us for his services on a quarterly basis at a rate of $1,000 per month.

(3)We do not have a written compensation agreement with Ms. Silina. Ms. Silina is being compensated for management and accounting services based on a verbal agreement between us and Ms. Silina at a rate of $2,500 per month.

(4)We do not have a written compensation agreement with Mr. da Costa. Mr. da Costa provides his services through Da Costa Management Corp. a company he founded in 2003, of which he is the sole director of. Da Costa Management bills us at a rate of $3,500 per month for consulting services provided to Cell MedX Corp. and CAD$12,500 per month for consulting services provided to Cell MedX (Canada) Corp. As of January 1, 2022, Da Costa Management agreed to temporarily stop billing us for the services to help us to preserve our cash and facilitate our operating activities. Da Costa Management started billing us for their services as of March 2023 at CAD$10,000 per month.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at May 31, 2023, we did not have any stock awards issued and exercisable by our named executive officer, as that term is defined in Item 402(m)(2) of Regulation S-K.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our May 31, 2023, fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our May 31, 2023, fiscal year is set out in the table above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

As of the date of this Annual Report on Form 10-K we do not have any compensation arrangements with Dr. George Adams for acting as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of our common stock owned beneficially as of September 1, 2023, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of September 1, 2023, there were 62,923,063 shares of our common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	11,252,028	17.88%
Common Stock	Jean Arnett 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	6,250,000	9.93%
Common Stock	Brad Hargreaves 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	5,471,647	8.70%
Common Stock	Amir Vahabzadeh 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	3,220,000	5.12%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Dwayne Yaretz Chief Executive Officer and Director 939 Homer Street, Suite 3302 Vancouver, BC V6B 2W6	Nil	Nil
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary and Director 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	50,000	0.08%
Common Stock	Brad Hargreaves Vice President, Technology and Operations and Director 904-1616 Bayshore Drive Vancouver, BC V6G 3L1	5,471,647	8.70%
Common Stock	Joao (John) da Costa 820 - 1130 West Pender Street Vancouver, BC V6E 4A4	1,530,000	2.43%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil
Common Stock	Directors and Executive Officers (as a group)	7,051,647	11.21%

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders, as of May 31, 2023, our most recent fiscal year end:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders	None	Not Applicable	None
Equity Compensation Plans Not Approved By Security Holders	None	Not Applicable	None

Changes in Control

We are not aware of any arrangements that might result in a change in control of our Company subsequent to the date of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Our common stock is quoted on the OTC Link alternative trading system on the OTC Pink marketplace, which does not have director independence requirements. In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide. We have determined that, under that definition, as of the date of this Annual Report on Form 10-K, Dr. George Adams is an independent director.

Transactions with Related Persons

Since June 1, 2021, the directors, executive officers, or holders of more than 5% of our common stock, or members of their immediate families, as described below, have completed transactions with us in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Dwayne Yaretz

As at May 31, 2023, we were indebted to Mr. Yaretz, our CEO, President, and a member of our Board of Directors, in the amount of $85,000 on account of unpaid consulting fees. During the year ended May 31, 2023, we incurred $75,000 in consulting fees to Mr. Yaretz (May 31, 2022 - $10,000). As of January 15, 2023, Mr. Yaretz agreed to stop billing us for the services to help us to preserve our cash and facilitate our operating activities.

Yanika Silina

As at May 31, 2023, we were indebted to Ms. Silina, our CFO, Treasurer, Corporate Secretary, and a member of our Board of Directors, in the amount of $6,685 on account of unpaid management and accounting fees and reimbursable expenses. During the year ended May 31, 2023, we incurred $30,000 in management fees to Ms. Silina (May 31, 2022 - $30,000).

John da Costa

As at May 31, 2023, we were indebted to Da Costa Management Corp., a company founded and operated by Mr. da Costa, our COO and a member of our Board of Directors, in the amount of $784,032 on account of unpaid consulting and accounting fees and reimbursable expenses. During the year ended May 31, 2023, we incurred $22,181 in consulting and accounting fees to Da Costa Management Corp (May 31, 2022 - $93,911).

Bradley Hargreaves

As at May 31, 2023, Mr. Hargreaves, our Vice President of Technology and Operations and a member of our Board of Directors, was indebted to us in the amount of $2,249 on account of advances for reimbursable expenses. During the year ended May 31, 2022, we borrowed from Mr. Hargreaves $5,875 (CA$7,500) in exchange for demand promissory note that accumulates interest at 6% per annum compounded monthly. As at May 31, 2023, we owed Mr. Hargreaves a total of $6,031 under the promissory note payable (May 31, 2022 - $6,110). During the year ended May 31, 2023, we incurred $32,206 in consulting fees to Mr. Hargreaves (May 31, 2022 - $47,738). As of January 15, 2023, Mr. Hargreaves agreed to stop billing us for the services to help us preserve our cash and facilitate our operating activities.

Richard Jeffs

During the year ended May 31, 2023, Mr. Jeffs, our major shareholder, advanced us a total of $169,987 under 6% notes payable due on demand (May 31, 2022 - $288,096). As at May 31, 2023, we were indebted to Mr. Jeffs in the amount of $640,655 under the notes payable due on demand and accruing interest at 6% per annum compounded monthly (May 31, 2025 - $442,423). During the year ended May 31, 2023, we accrued $33,924 in interest on the notes payable (May 31, 2022 - $15,720).

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

David Jeffs

As at May 31, 2023, the Company owed a total of $56,194 under loan agreements with Mr. David Jeffs, the close relative of Mr. Richard Jeffs (May 31, 2022 - $17,710). The $14,703 (CAD$20,000) loan bears 6% annual interest and $7,351 (CAD$10,000) loan bears 10% annual interest. These loans are unsecured, payable on demand, and interest compounds monthly at prescribed rates. The $30,000 loan bears interest at 10% per annum compounded monthly, is unsecured, and was payable on April 24, 2023, and is therefore in default as at the date of publishing these consolidated financial statements. During the year ended May 31, 2023, the Company recorded $2,396 in interest on the principal (May 31, 2022 - $1,032). As at May 31, 2023, the Company owed a total of $28,589 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2022- $26,928). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2023, the Company recorded $1,661 in interest on the principal (May 31, 2022 - $1,564).

Amir Vahabzadeh

During the year ended May 31, 2023, the Company borrowed a total of $90,000 from Mr. Vahabzadeh in exchange for unsecured 10% notes payable. The note payable for a total of $30,000 was payable on April 24, 2023, which as of the date of this Annual Report on Form 10-K remains unpaid and therefore in default. The remaining notes payable, totaling $60,000, are payable on demand. During the year ended May 31, 2023, the Company recorded $1,387 in interest on these notes payable (May 31, 2022 - $Nil). As at May 31, 2023, the Company owed a total of $91,387 under the notes payable. In addition, Mr. Vahabzadeh informed the Company that during the year ended May 31, 2023, he had purchased in a private transaction $126,200 the Company owed to Mr. McEnulty, the Company’s former CEO and Director. This debt is non-interest bearing and due on demand.

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

2023 - $34,500 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2022 - $34,500 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2023 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2022 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2023 - $4,090- Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2022 - $4,090 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2023 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2022 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

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

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)

Exhibit
Number	Description of Document
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs.(15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021. (18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021. (18)

Exhibit
Number	Description of Document
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (24)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (24)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (25)
10.70	Loan Agreement dated May 18, 2023, among Cell MedX Corp. and Sam Ahdoot. (25)
14.1	Code of Ethics(3)
21.1	List of Significant Subsidiaries (23)

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the years ended May 31, 2022 and 2021 formatted in XBRL (extensible Business Reporting Language):

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

(16)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2021

(17)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2021

(18)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 26, 2021

(19)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 30, 2021

(20)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 12, 2022

(21)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2022

(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022

(23)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023

(24)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2023

(25)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2023

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

CELL MEDX CORP.

Date: September 1, 2023	By:	/s/ Dwayne Yaretz
	Name:	Dwayne Yaretz
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: September 1, 2023	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer and Director
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Dwayne Yaretz Dwayne Yaretz	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	September 1, 2023

/s/ Yanika Silina Yanika Silina	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer) Corporate Secretary, Treasurer and Member of the Board of Directors	September 1, 2023

/s/ Joao (John) da Costa Joao (John) da Costa	Chief Operating Officer and Member of the Board of Directors	September 1, 2023

/s/ Bradley Hargreaves Bradley Hargreaves	Vice President, Technology and Operations and Member of the Board of Directors	September 1, 2023

/s/ George Adams George Adams	Member of the Board of Directors	September 1, 2023