Form 10-Q
period 2023-08-31
Cell MedX Corp.
filed 2023-10-16
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended August 31, 2023

or

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

i

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 16, 2023, was 62,923,063.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Cell MedX Corp. as at August 31, 2023, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended August 31, 2023, are not necessarily indicative of the results that can be expected for the year ending May 31, 2024.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	August 31, 2023	May 31, 2023
ASSETS

Current assets
Cash	$58,074	$98,295
Other current assets	4,252	4,975
Total assets	$62,326	$103,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$370,094	$408,264
Accrued liabilities	42,480	36,560
Due to related parties	1,064,692	1,003,187
Notes and advances due to related parties	887,621	875,130
Notes and advances payable	168,804	165,609
Total liabilities	2,533,691	2,488,750

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 shares issued and outstanding at August 31, 2023 and 2022	62,923	62,923
Additional paid-in capital	7,272,701	7,272,701
Reserves	366,493	366,493
Accumulated deficit	(10,229,730)	(10,152,777)
Accumulated other comprehensive income	56,248	65,180
Total stockholders’ deficit	(2,471,365)	(2,385,480)
Total liabilities and stockholders’ deficit	$62,326	$103,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2023	2022

Revenue
Sales	$-	$516
Cost of goods sold	-	797
Gross margin	-	(281)

Operating expenses
Consulting fees	30,001	23,665
General and administrative expenses	20,747	98,215
Research and development costs	306	22,843
Total operating expenses	51,054	144,723

Other items
Interest	(25,899)	(9,681)
Net loss	(76,953)	(154,685)

Foreign currency translation	(8,932)	58,994
Comprehensive loss	$(85,885)	$(95,691)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	62,923,063	62,923,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2022	62,923,063	62,923	7,272,701	366,493	(9,657,735)	(53,413)	(2,009,031)

Net loss for the period ended Aug 31, 2022	-	-	-	-	(154,685)	-	(154,685)
Translation to reporting currency	-	-	-	-	-	58,994	58,994

Balance - Aug 31, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,812,420)	$5,581	$(2,104,722)

Balance - May 31, 2023	62,923,063	$62,923	$7,272,701	$366,493	$(10,152,777)	$65,180	$(2,385,480)

Net loss for the period ended Aug 31, 2023	-	-	-	-	(76,953)	-	(76,953)
Translation to reporting currency	-	-	-	-	-	(8,932)	(8,932)

Balance - Aug 31, 2023	62,923,063	$62,923	$7,272,701	$366,493	$(10,229,730)	$56,248	$(2,471,365)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2023	2022

Cash flows used in operating activities
Net loss	$(76,953)	$(154,685)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	17,070	9,681
Accrued interest on vendor payables	8,830	-
Unrealized foreign exchange	(5,407)	37,352
Changes in operating assets and liabilities
Other current assets	750	(2,471)
Accounts payable	(1,263)	1,101
Accrued liabilities	5,916	2,949
Due to related parties	10,700	30,418
Net cash flows used in operating activities	(40,357)	(75,655)

Cash flows provided by financing activities
Proceeds from notes due to related parties	-	61,000
Net cash provided by financing activities	-	61,000

Effects of foreign currency exchange on cash	136	(105)
Decrease in cash	(40,221)	(14,760)
Cash, beginning	98,295	24,380
Cash, ending	$58,074	$9,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 1, 2023. The interim unaudited condensed consolidated financial statements for the three-month period ended August 31, 2023, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended August 31, 2023, are not necessarily indicative of the results that may be expected for the year ending May 31, 2024.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2023, the Company has not achieved profitable operations and has accumulated a deficit of $10,229,730. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at August 31, 2023, and at May 31, 2023:

	August 31, 2023	May 31, 2023
Due to the Chief Executive Officer (“CEO”)	$85,000	$85,000
Due to the Chief Financial Officer (“CFO”)	9,844	6,685
Due from the Vice President (“VP”), Technology and Operations	-	(2,249)
Due to a company controlled by the Chief Operating Officer (“COO”)	792,849	784,032
Due to a company controlled by the COO and a major shareholder	3,190	3,173
Due to Live Current Media, Inc. (“LIVC”)(1)	347	346
Due to a shareholder	173,462	126,200
Due to related parties	$1,064,692	$1,003,187

(1) LIVC is related to the Company through its director who is a close relative of the Company’s major shareholder.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the three-month periods ended August 31, 2023 and 2022, the Company had the following transactions with related parties:

	August 31, 2023	August 31, 2022
Management fees incurred to the CEO	$-	$30,000
Consulting fees incurred to the CFO(1)	7,500	7,500
Consulting fees incurred to the VP, Technology and Operations	-	11,665
Consulting fees incurred to the company controlled by the COO	22,501	-
Royalty incurred to LIVC	-	16
Total transactions with related parties	$30,001	$49,181

(1) During the three-month period ended August 31, 2023, the services provided by the CFO were recorded as part of consulting fees. In the prior period, the services provided by the CFO were recorded as part of management fees.

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at August 31, 2023 and May 31, 2023:

As at August 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$640,870	6%	Related party loans payable (1)	$73,746	$714,616
127,391	10%	Related party loans payable (1)	5,820	133,211
39,794	0%	Advances(2)	-	39,794
$808,055			$79,566	$887,621

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$642,049	6%	Related party loans payable (1)	$63,497	$705,546
127,351	10%	Related party loans payable (1)	2,518	129,869
39,715	0%	Advances(2)	-	39,715
$809,115			$66,015	$875,130

(1) Related Party Loans Payable

As at August 31, 2023, the Company owed a total of $714,616 under 6% notes payable due to related parties (May 31, 2023 - $705,546) of which $73,746 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2023 - $63,497).

As at August 31, 2023, the Company owed a total of $650,839 (May 31, 2023 - $640,655) under the notes payable with Mr. Jeffs, of which $64,639 (May 31, 2023 - $54,850) was associated with accrued interest. The notes payable are due on demand and accumulate interest at 6% annual interest compounded monthly. In addition, the notes payable, excluding $5,513 (CAD$7,500) note payable, are secured by a collateral, which provides that, upon a default of any payment of the amount owed under the loan agreements, Mr. Jeffs will have full right and title of ownership to the Company’s eBalance® Technology and any and all products developed by the Company and its subsidiary that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications the Company and its subsidiary have been granted. During the three-month period ended August 31, 2023, the Company recorded $9,763 in interest on the notes payable due to Mr. Jeffs (August 31, 2022 - $7,050).

As at August 31, 2023, the Company owed a total of $57,578 under loan agreements with Mr. David Jeffs, the close relative of Mr. Richard Jeffs (May 31, 2023 - $56,194). The $14,781 (CAD$20,000) loan bears 6% annual interest and $7,390 (CAD$10,000) loan bears 10% annual interest. These loans are unsecured, payable on demand, and interest compounds monthly at prescribed rates. The $30,000 loan bears interest at 10% per annum compounded monthly, is unsecured, and was payable on April 24, 2023, and is therefore in default as at the date of publishing these condensed consolidated financial statements. During the three-month period ended August 31, 2023, the Company recorded $1,257 in interest on the principal (August 31, 2022 - $264).

As at August 31, 2023, the Company owed a total of $29,023 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2023- $28,589). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the three-month period ended August 31, 2023, the Company recorded $435 in interest on the principal (August 31, 2022 - $409).

As at August 31, 2023, the Company owed a total of $12,817 under a loan agreement with Mrs. Jeffs, wife of Mr. Jeffs (May 31, 2023 - $12,558). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the three-month period ended August 31, 2023, the Company recorded $195 in interest on the principal (August 31, 2022 - $190).

As at August 31, 2023, the Company owed $3,861 (May 31, 2023 - $6,032) under unsecured note payable with Mr. Hargreaves, the Company’s VP of Technology and Operations. At June 1, 2023, Mr. Hargreaves requested to offset the amount he owed to the Company as at May 31, 2023, being US$2,249 (CAD$3,059), against the amount the Company owed to him under the note payable. During the three-month period ended August 31, 2023, the Company recorded $58 in interest on the note payable due to Mr. Hargreaves (August 31, 2022 - $91).

As at August 31, 2023, the Company owed a total of $93,710 under loan agreements with Mr. Amir Vahabzadeh, the Company’s shareholder (May 31, 2023 - $91,387). The loans are unsecured, and bear 10% annual interest compounded monthly. The note payable for a total of $30,000 was payable on April 24, 2023, and as of the date of these condensed consolidated financial statements is in default. The remaining notes payable, totaling $60,000, are payable on demand. During the three-month period ended August 31, 2023, the Company recorded $2,323 in interest on the principal (August 31, 2022 - $Nil).

(2) Advances Payable

As at August 31, 2023, the Company owed a total of $39,794 (May 31, 2023 - $39,715) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,708 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s COO and Director (May 31, 2023 - $3,688), $11,086 (May 31, 2023 - $11,027) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Jeffs, and $25,000 (May 31, 2023 - $25,000) was owed to Mr. David Jeffs.

NOTE 4 - NOTES AND ADVANCES PAYABLE

As at August 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$94,058	6%	Loans payable	$23,292	$117,350
50,000	10%	Loans payable	1,454	51,454
$144,058			$24,746	$168,804

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$93,936	6%	Loans payable	$21,495	$115,431
50,000	10%	Loans payable	178	50,178
$143,936			$21,673	$165,609

During the three-month period ended August 31, 2023, the Company recorded $3,038 in interest on the loans payable (August 31, 2023 - $1,677).

NOTE 5 - OTHER CURRENT ASSETS

As at August 31, 2023, other current assets consisted of $1,002 in prepaid expenses (May 31, 2023 - $1,750) and $3,250 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2023 - $3,225).

NOTE 6 - REVENUE

During the three-month period ended August 31, 2022, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments.  As at May 31, 2023, the Company had stopped all its commercial activity due to loss of licenses issued previously by Health Canada, therefore the Company had no revenue for the three-month period ended August 31, 2023.

Following are the details of revenue and associated costs:

	Three months ended August 31,
	2023	2022
Monthly subscriptions	$-	$516
Cost of services	-	(781)
Royalty payable	-	(16)
Gross margin	$-	$(281)

NOTE 8 - SHARE CAPITAL

During the three-month period ended August 31, 2023, the Company did not have any transactions that would have resulted in the issuance of its common shares.

As at August 31, 2023, the Company did not have any options or warrants issued and exercisable.

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

The discussion provided in this Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2023, filed with the United States Securities and Exchange Commission (the “SEC”) on September 1, 2023.

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

Recent Corporate Developments

BCSC Cease Trade Order

On October 11, 2022, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order in respect of the securities of the Company for failing to timely file its Annual Information Form (AIF), annual audited financial statements for the fiscal year ended May 31, 2022, and the related management’s discussion and analysis (collectively, the “Canadian Filings”). The Company’s inability to file the required Canadian Filings was due to the Company having insufficient funds to complete the audit of its annual financial statements. The Company had filed its Canadian Filings on April 7, 2023, and filed all required quarterly reports by June 29, 2023. The Company filed its Annual Report on Form 10-K for the year ended May 31, 2023 on September 1, 2023, and on September 5, 2023 the Company submitted a request to the BCSC to lift the CTO on the grounds that the Company had filed all required regulatory filings. As of the date of this Quarterly Report on Form 10-Q, BCSC is in a process of reviewing the Company’s Annual Report and all related filings to determine if the Company is in compliance with continuous disclosure requirements in order for the CTO to be lifted.

Delisting from OTCQB Market Tier

Our securities currently trade on OTC Pink tier operated by OTC Markets. During the year ended May 31, 2023, the Company was in default of Section 2.2 of the OTCQB Standards relating to the Company’s ongoing disclosure obligations due to the late filing of  its Annual Report for the year ended May 31, 2022, and for non-filing of the quarterly reports for the interim periods ended August 31, 2022, November 30, 2022 and February 28, 2023.  The Company had filed its Annual Report for the year ended May 31, 2022, on April 7, 2023, and filed all required quarterly reports by June 29, 2023.

Results of Operations for the Three Months ended August 31, 2023 and 2022

Our operating results for the three-month periods ended August 31, 2023 and 2022, and the changes in the operating results between those periods are summarized in the table below.

	August 31, 2023	August 31, 2022	Percentage Increase/ (Decrease)
Sales	$-	$516	(100.0)%
Cost of goods	-	(797)	(100.0)%
Gross margin	-	(281)	(100.0)%
Operating expenses
Consulting fees	30,001	31,165	(3.7)%
General and administrative expenses	20,747	90,715	(77.1)%
Research and development costs	306	22,843	(98.7)%
Total operating expenses	51,054	144,723	(64.7)%
Interest	25,899	9,681	167.5%
Net loss	$76,953	$154,685	(50.3)%

Revenues

During the three-month period ended August 31, 2023, we did not generate any revenue, as compared to $516 in revenue we generated during the three-month period ended August 31, 2022. This revenue consisted of monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $797.

As of the date of this Quarterly Report on Form 10-Q, our revenue-generating activities associated with sales of eBalance® Home  and Pro Systems, as well as monthly recurring revenue from the online sales of eBalance® treatment packages continue to be suspended as a result of the cancellation of Health Canada Class II Medical Device licenses for our eBalance® Pro System, and eBalance® Home System.

Operating Expenses

During the three-month period ended August 31, 2023, our operating expenses decreased by 64.7% from $144,723 we incurred during the three months ended August 31, 2022, to $51,054 we incurred during the three months ended August 31, 2023. The most significant changes were as follows:

•During the three-month period ended August 31, 2023, our consulting fees decreased by $1,164, or 3.7%, from $31,165 we incurred during the three-month period ended August 31, 2022, to $30,001 we incurred during the three-month period ended August 31, 2023.

•Our research and development fees for the three-month period ended August 31, 2023, decreased by $22,537, or 98.7%, from $22,843 we incurred during the three-month period ended August 31, 2022, to $306 we incurred during the three-month period ended August 31, 2023. The lower research and development fees during the three-month period ended August 31, 2022, were associated with our decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position.

•Our general and administrative fees for the three-month period ended August 31, 2023, decreased by $69,968, or 77.1%, from $90,715 we incurred during the three-month period ended August 31, 2022, to $20,747 we incurred during the three-month period ended August 31, 2023. The largest factor that contributed to this change was associated with decrease in our management fees of $30,000, to $Nil, as during the current period ended August 31, 2023, the fees we pay to our CFO have been included in consulting fees, in addition, during comparative period we accrued $30,000 payable to our CEO, as compared to $Nil accrued in the current period. In addition, during the current period, we recorded $5,409 in foreign exchange gain as compared to $40,823 in foreign exchange loss we recorded for the comparative period ended August 31, 2022. The corporate communications fees decreased by $7,323 to $626. These decreases were in part offset by $10,700 increase to our audit and accounting fees, and $3,502 increase in professional fees to $3,943, which resulted from the legal assistance we needed in preparing submission to BCSC with request to revoke the CTO.

Other Items

During the three-month period ended August 31, 2023, we accrued $25,899 (August 31, 2022 - $9,681) in interest associated with the outstanding notes payable.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2023	As at May 31, 2023	Percentage Increase/ (Decrease)
Current assets	$62,326	$103,270	(39.6)%
Current liabilities	2,533,691	2,488,750	1.8%
Working capital deficit	$(2,471,365)	$(2,385,480)	3.6%

As of August 31, 2023, we had a cash balance of $58,074, a working capital deficit of $2,471,365 and cash flows used in operations of $40,357 for the period then ended. During the three-month period ended August 31, 2023, we funded our operations with funds we borrowed under loan agreements which we entered into during the quarter ended May 31, 2023, which accumulate interest at 10% per annum, compounded monthly, and are due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the three-month period ended August 31, 2023. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Three months ended August 31,
	2023	2022
Cash flows used in operating activities	$(40,357)	$(75,655)
Cash flows provided by financing activities	-	61,000
Effects of foreign currency exchange on cash	136	(105)
Net decrease in cash during the period	$(40,221)	$(14,760)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2023, was $40,357. This cash was primarily used to cover our cash operating expenses of $56,460, which were represented by net loss of $76,953 reduced by the non-cash items totaling $20,493, and to decrease our accounts payable by $1,263. These uses of cash were offset by $10,700 increase in amounts due to related parties, $5,916 increase to accrued liabilities, and $750 decrease in other current assets.

Net cash used in operating activities during the three months ended August 31, 2022, was $75,655. This cash was primarily used to cover our cash operating expenses of $107,652, which were represented by net loss of $154,685 reduced by the non-cash items totaling $47,033, and to increase our other current assets by $2,471. These uses of cash were offset by $30,418 increase in amounts due to related parties, $2,949 increase to accrued liabilities, and $1,101 increase to our accounts payable.

Non-cash transactions

During the three-month period ended August 31, 2023, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$25,900 (August 31, 2022 - $9,681) in interest we accrued on the outstanding notes payable; and

•$5,407 in unrealized foreign exchange gain (August 31, 2022 - $37,352 loss), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of our parent company, being also our reporting currency;

Net Cash Used in Investing Activities

We did not have any investing activities during the three-month periods ended August 31, 2023 and 2022.

Net Cash Provided by Financing Activities

We did not have any financing activities during the three-month periods ended August 31, 2023.

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

Going Concern

The notes to our unaudited condensed consolidated financial statements as at August 31, 2023, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, we decided to abandon the research and development plans associated with our eBalance® technology, until such time that the Company has regained its financial stability. The management is planning to mitigate the Company’s shortfall in funds through equity or debt financing.

As at August 31, 2023, we had accumulated a deficit of $10,229,730 since inception and additional funding will be required to support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have an accumulated deficit of $10,229,730 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

As an “OTC reporting issuer” under applicable Canadian securities laws, we are required to make periodic filings with applicable Canadian securities authorities, including annual and interim financial statements and management’s discussion & analysis relating to those periods. Due to a lack of sufficient funds, we were late filing our Annual Report for the fiscal year ended May 31, 2022, and for the interim periods ended August 31, 2022, November 30, 2022, and February 28, 2023. On October 11, 2022, the British Columbia Securities Commission issued a cease trade order (the “CTO”) in respect of our securities. As a result of this order, holders of our securities in Canada are not able to trade in our securities until the order is revoked. On September 5, 2023, we submitted a request to the BCSC to lift the CTO on the grounds that we had filed all required regulatory filings. As of the date of this Quarterly Report on Form 10-Q, BCSC is in a process of reviewing the Company’s Annual Report and all related filings to determine if the Company is in compliance with continuous disclosure requirements in order for the CTO to be lifted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.(17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021.(18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021.(18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.(23)
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.(23)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (24)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (24)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (25)
10.70	Loan Agreement dated Maya 18, 2023, among Cell MedX Corp. and Sam Ahdoot.(25)

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended August 31, 2023 and 2022 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at August 31, 2023 and as at May 31, 2023.
(2) Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended August 31, 2023 and 2022.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at August 31, 2023.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2023 and 2022.

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

Cell MedX Corp.

Date: October 16, 2023	By:	/s/ Dwayne Yaretz
Dwayne Yaretz
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 16, 2023	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)