Form 10-Q
period 2023-11-30
Cell MedX Corp.
filed 2024-01-16
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2023

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File Number: 000-54500

Cell MedX Corp.

(Exact name of registrant as specified in its charter)

Nevada	38-3939625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1130 Pender Street, West, Suite 820 Vancouver, British Columbia	V6E 4A4
(Address of principal executive offices)	(Zip code)

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 16, 2024, was 294,736,373.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Cell MedX Corp. as at November 30, 2023, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and six-month periods ended November 30, 2023, are not necessarily indicative of the results that can be expected for the year ending May 31, 2024.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	November 30, 2023	May 31, 2023
ASSETS

Current assets
Cash	$22,623	$98,295
Other current assets	260	4,975
Total assets	$22,883	$103,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$648,176	$408,264
Accrued liabilities	8,331	36,560
Due to related parties	818,950	1,003,187
Notes and advances due to related parties	1,020,171	875,130
Notes and advances payable	52,747	165,609
Total liabilities	2,548,375	2,488,750

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 300,000,000 shares authorized; 62,923,063 shares issued and outstanding at November 30, 2023 and May 31, 2023	62,923	62,923
Additional paid-in capital	7,272,701	7,272,701
Reserves	366,493	366,493
Accumulated deficit	(10,290,277)	(10,152,777)
Accumulated other comprehensive income	62,668	65,180
Total stockholders’ deficit	(2,525,492)	(2,385,480)
Total liabilities and stockholders’ deficit	$22,883	$103,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022

Revenue
Sales	$-	$1,950	$-	$2,466
Cost of goods sold	-	1,426	-	2,223
Gross margin	-	524	-	243

Operating expenses
Consulting fees	29,470	23,267	59,471	46,932
General and administrative expenses	12,791	86,899	33,538	185,114
Research and development costs	301	22,407	607	45,250
Total operating expenses	42,562	132,573	93,616	277,296

Other items
Interest	(17,985)	(10,764)	(43,884)	(20,445)
Net loss	(60,547)	(142,813)	(137,500)	(297,498)

Foreign currency translation	6,420	48,200	(2,512)	107,194
Comprehensive loss	$(54,127)	$(94,613)	$(140,012)	$(190,304)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	62,923,063	62,923,063	62,923,063	62,923,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,657,735)	$(53,413)	$(2,009,031)

Net loss for the period ended Aug 31, 2022	-	-	-	-	(154,685)	-	(154,685)
Translation to reporting currency	-	-	-	-	-	58,994	58,994

Balance - Aug 31, 2022	62,923,063	62,923	7,272,701	366,493	(9,812,420)	5,581	(2,104,722)

Net loss for the period ended Nov 30, 2022	-	-	-	-	(142,813)	-	(142,813)
Translation to reporting currency	-	-	-	-	-	48,200	48,200

Balance - Nov 30, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,955,233)	$53,781	$(2,199,335)

Balance - May 31, 2023	62,923,063	$62,923	$7,272,701	$366,493	$(10,152,777)	$65,180	$(2,385,480)

Net loss for the period ended Aug 31, 2023	-	-	-	-	(76,953)	-	(76,953)
Translation to reporting currency	-	-	-	-	-	(8,932)	(8,932)

Balance - Aug 31, 2023	62,923,063	62,923	7,272,701	366,493	(10,229,730)	56,248	(2,471,365)

Net loss for the period ended Nov 30, 2023	-	-	-	-	(60,547)	-	(60,547)
Translation to reporting currency	-	-	-	-	-	6,420	6,420

Balance - Nov 30, 2023	62,923,063	$62,923	$7,272,701	$366,493	$(10,290,277)	$62,668	$(2,525,492)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended November 30,
	2023	2022

Cash flows used in operating activities
Net loss	$(137,500)	$(297,498)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	34,197	20,445
Accrued interest on vendor payables	9,687	-
Unrealized foreign exchange	629	66,696
Changes in operating assets and liabilities
Other current assets	4,747	10,287
Accounts payable	17,928	(6,173)
Accrued liabilities	(28,230)	2,497
Due to related parties	22,857	60,525
Net cash flows used in operating activities	(75,685)	(143,221)

Cash flows provided by financing activities
Proceeds from notes due to related parties	-	137,372
Net cash provided by financing activities	-	137,372

Effects of foreign currency exchange on cash	13	(718)
Decrease in cash	(75,672)	(6,567)
Cash, beginning	98,295	24,380
Cash, ending	$22,623	$17,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 1, 2023. The interim unaudited condensed consolidated financial statements for the three- and six-month periods ended November 30, 2023, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and six-month periods ended November 30, 2023, are not necessarily indicative of the results that may be expected for the year ending May 31, 2024.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2023, the Company has not achieved profitable operations and has accumulated a deficit of $10,290,277. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at November 30, 2023, and at May 31, 2023:

	November 30, 2023	May 31, 2023
Due to the Chief Executive Officer (“CEO”)(3)	$8,500	$85,000
Due to the Chief Financial Officer (“CFO”)	5,589	6,685
Due from the Vice President (“VP”), Technology and Operations	-	(2,249)
Due to a company controlled by the director and former Chief Operating Officer (“COO”)(2)	125,963	784,032
Due to a company controlled by the former COO and a major shareholder	3,178	3,173
Due to Live Current Media, Inc. (“LIVC”)(1)	346	346
Due to a relative of the major shareholder(2)	173,000	-
Due to a significant shareholder(2, 3)	337,784	126,200
Due to a spouse of the significant shareholder(2)	164,590	-
Due to related parties	$818,950	$1,003,187

(1)LIVC is related to the Company through Mr. David Jeffs, significant shareholder of LIVC, who is a close relative of the Company’s major shareholder, Mr. Richard Jeffs.

(2)During the six-month period ended November 30, 2023, a company controlled by the former COO and current director assigned a total of $682,590 owed to it in separate transactions; of this amount a total of $425,590 were transferred to the Company’s related parties.

(3)During the six-month period ended November 30, 2023, the Company’s CEO assigned a total of $76,500 owed to him to Mr. Vahabzadeh a significant shareholder of the Company.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the six-month periods ended November 30, 2023 and 2022, the Company had the following transactions with related parties:

	November 30, 2023	November 30, 2022
Management fees incurred to the CEO	$-	$60,000
Consulting fees incurred to the CFO(1)	15,000	15,000
Consulting fees incurred to the VP, Technology and Operations	-	22,932
Consulting fees incurred to the company controlled by a director and former COO	44,471	-
Royalty incurred to LIVC	-	53
Royalty incurred to a company controlled by a director and former COO and Mr. Richard Jeffs	-	266
Total transactions with related parties	$59,471	$98,251

(1)During the six-month period ended November 30, 2023, the services provided by the CFO were recorded as part of consulting fees. In the prior period, the services provided by the CFO were recorded as part of management fees.

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at November 30, 2023 and May 31, 2023:

As at November 30, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$734,450	6%	Related party loans payable (1)	$109,453	$843,903
127,363	10%	Related party loans payable (1)	9,167	136,530
39,738	0%	Advances(2)	-	39,738
$901,551			$118,620	$1,020,171

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$642,049	6%	Related party loans payable (1)	$63,497	$705,546
127,351	10%	Related party loans payable (1)	2,518	129,869
39,715	0%	Advances(2)	-	39,715
$809,115			$66,015	$875,130

(1) Related Party Loans Payable

As at November 30, 2023, the Company owed a total of $843,903 under 6% notes payable due to related parties (May 31, 2023 - $705,546) of which $109,453 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2023 - $63,497).

As at November 30, 2023, the Company owed a total of $136,530 under 10% notes payable due to related parties (May 31, 2023 - $129,869) of which $9,167 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2023 - $2,518).

As at November 30, 2023, the Company owed a total of $660,302 (May 31, 2023 - $640,655) under the notes payable with Mr. Richard Jeffs, the Company’s major shareholder. Of this amount $74,382 (May 31, 2023 - $54,850) was associated with accrued interest. The notes payable are due on demand and accumulate interest at 6% annual interest compounded monthly. In addition, the notes payable, excluding $5,522 (CAD$7,500) note payable, are secured by collateral, which provides that, upon a default of any payment of the amount owed under the loan agreements, Mr. Richard Jeffs will have full right and title of ownership to the Company’s eBalance® Technology and any and all products developed by the Company and its subsidiary that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications the Company and its subsidiary have been granted. During the six-month period ended November 30, 2023, the Company recorded $19,536 in interest on the notes payable due to Mr. Richard Jeffs (November 30, 2022 - $15,217).

As at November 30, 2023, the Company owed a total of $58,744 under loan agreements with Mr. David Jeffs, the close relative of Mr. Richard Jeffs (May 31, 2023 - $56,194). The $14,725 (CAD$20,000) loan bears 6% annual interest and $7,363 (CAD$10,000) loan bears 10% annual interest. These loans are unsecured, payable on demand, and interest compounds monthly at prescribed rates. The $30,000 loan bears interest at 10% per annum compounded monthly, is unsecured, and was payable on April 24, 2023, and is therefore in default as at the date of publishing these condensed consolidated financial statements. During the six-month period ended November 30, 2023, the Company recorded $2,517 in interest on the principal (November 30, 2022 - $518).

As at November 30, 2023, the Company owed a total of $29,459 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2023- $28,589). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the six-month period ended November 30, 2023, the Company recorded $871 in interest on the principal (November 30, 2022 - $820).

As at November 30, 2023, the Company owed a total of $12,961 under a loan agreement with Mrs. Susan Jeffs, wife of Mr. Richard Jeffs (May 31, 2023 - $12,558). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the six-month period ended November 30, 2023, the Company recorded $386 in interest on the principal (November 30, 2022 - $372).

As at November 30, 2023, the Company owed $3,904 (May 31, 2023 - $6,032) under unsecured note payable with Mr. Hargreaves, the Company’s VP of Technology and Operations. At June 1, 2023, Mr. Hargreaves requested to offset the amount he owed to the Company as at May 31, 2023, being $2,249 (CAD$3,059), against the amount the Company owed to him under the note payable. During the six-month period ended November 30, 2023, the Company recorded $116 in interest on the note payable due to Mr. Hargreaves (November 30, 2022 - $179).

As at November 30, 2023, the Company owed a total of $215,063 under loan agreements with Mr. Vahabzadeh, a significant shareholder (May 31, 2023 - $91,387). The loans for a total principal of $90,000 are unsecured, and bear 10% annual interest compounded monthly. Of this amount, a note payable for a total of $30,000 was payable on April 24, 2023, and as of the date of these condensed consolidated financial statements is in default. The remaining notes payable, totaling $60,000, are payable on demand. During the six-month period ended November 30, 2023, Mr. Vahabzadeh acquired, in a private transaction, debt the Company owed to one of its lenders totaling $118,587 (Note 4), the terms of the acquired loans remained the same, being 6% annual interest compounded monthly, unsecured, and payable on demand. During the six-month period ended November 30, 2023, the Company recorded $5,087 in interest on the principal (November 30, 2022 - $Nil).

(2) Advances Payable

As at November 30, 2023, the Company owed a total of $39,738 (May 31, 2023 - $39,715) for advances the Company received in its fiscal 2020 and 2021 years. The advances are non-interest bearing, unsecured, and payable on demand. Of the total amount advanced, $3,694 was owed to Da Costa Management Corp, a company owned by John da Costa, the Company’s director and former COO (May 31, 2023 - $3,688), $11,044 (May 31, 2023 - $11,027) was owed to Brek Technologies Inc., a company controlled by Mr. da Costa and Mr. Richard Jeffs, and $25,000 (May 31, 2023 - $25,000) was owed to Mr. David Jeffs.

NOTE 4 - NOTES AND ADVANCES PAYABLE

As at November 30, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$-	6%	Loans payable(1)	$-	$-
50,000	10%	Loans payable	2,747	52,747
$50,000			$2,747	$52,747

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$93,936	6%	Loans payable	$21,495	$115,431
50,000	10%	Loans payable	178	50,178
$143,936			$21,673	$165,609

(1)During the six-month period ended November 30, 2023, one of the Company’s note holders sold its debt to Mr. Vahabzadeh, a significant shareholder. The total amount of the notes payable on the day of the transaction was $118,587 (Note 3). Upon the sale, the terms of the loans did not change and continue to accumulate 6% annual interest compounded monthly, payable on demand, and being unsecured.

During the six-month period ended November 30, 2023, the Company recorded $5,685 in interest on the loans payable (November 30, 2022 - $3,339).

NOTE 5 - OTHER CURRENT ASSETS

As at November 30, 2023, other current assets consisted of $248 in prepaid expenses (May 31, 2023 - $1,750) and $12 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2023 - $3,225).

NOTE 6 - REVENUE

During the three- and six-month periods ended November 30, 2022, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments. As at May 31, 2023, the Company had stopped all its commercial activity due to loss of licenses issued previously by Health Canada, therefore the Company had no revenue for the six-month period ended November 30, 2023.

Following are the details of revenue and associated costs:

	Three months ended November 30,		Six months ended November 30,
	2023	2022	2023	2022
Monthly subscriptions	$-	$812	$-	$1,328
Sales of eBalance® devices	-	1,138	-	1,138
Cost of eBalance® devices and services	-	(1,123)	-	(1,904)
Royalty payable	-	(303)	-	(319)
Gross margin	$-	$524	$-	$243

NOTE 8 - SHARE CAPITAL

During the six-month period ended November 30, 2023, the Company did not have any transactions that would have resulted in the issuance of its common shares.

As at November 30, 2023, the Company did not have any options or warrants issued and exercisable.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to November 30, 2023, Mr. Richard Jeffs notified the Company that he had reassigned the notes payable the Company issued to him in exchange for loans totaling US$411,000 and CAD$26,800 to Mr. David Jeffs. The total amount reassigned including interest was $477,373. On assignment, the terms of the notes payable did not change, and remain payable on demand, accumulating interest at 6% annual interest compounded monthly.

On December 19, 2023, the Company announced that it had entered into agreements to settle debt in the aggregate amount of $1,622,693 for shares of the Company’s common stock at a price of $0.007 per share for an aggregate of 231,813,310 shares of common stock (the “Debt Settlement”). Issuance of the common stock as part of the Debt Settlement resulted in a change in control of the Company. As part of the Debt Settlement, Mr. David Jeffs acquired 73,959,726 shares of the Company’s common stock, while family members of Mr. David Jeffs acquired an additional 43,819,083 shares of common stock. Mr. Amir Vahabzadeh acquired 61,775,148 shares of common stock, while Mr. Vahabzadeh’s spouse acquired an additional 23,676,239 shares of common stock. The debt conversion was completed on December 29, 2023.

The following table shows the details of Debt Settlement:

	Amount converted	Shares issued on conversion
Debt converted with the director and CEO	$8,500	1,214,285
Debt converted with a company controlled by director and former COO	3,722	531,687
Debt converted with Mr. David Jeffs	517,718	73,959,726
Debt converted with Mr. Vahabzadeh	432,286	61,755,148
Debt converted with the spouse of Mr. Vahabzadeh	165,734	23,676,239
Debt converted with family members of Mr. David Jeffs	195,000	27,857,142
Debt converted with Susan Jeffs	11,127	1,589,656
Debt converted with Richard Jeffs	100,606	14,372,285
Debt converted with other debt holders	188,000	26,857,142
Total	$1,622,693	231,813,310

Subsequent to November 30, 2023, the Company received $10,000 under a loan agreement with Mr. Vahabzadeh, and a further $10,000 under a loan agreement with the Company’s significant shareholder. Both loans are due on demand, unsecured, and bear 10% annual interest compounded monthly.

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

Recent Corporate Developments

Audit Committee

On November 9, 2023, the Company announced that it has instituted an audit committee and appointed Mr. Dwayne Yaretz, Mr. George Adams and Mr. Joao (John) da Costa as its members. Mr. da Costa resigned as Chief Operating Officer of the Company, and therefore Mr. da Costa and Mr. Adams are independent directors on the audit committee.

BCSC Cease Trade Order Revocation

On November 22, 2023, the British Columbia Securities Commission (the “BCSC”) issued an order revoking the Cease Trade Order previously issued by the BCSC on October 11, 2022 (the “CTO”).  The CTO was previously issued by the BCSC for the Company failing to file audited financial statements and related management’s discussion and analysis and an annual information Form within the required time, which the Company filed on September 1, 2023, along with all other required continuous disclosure reports, bringing the Company up to date with its filing obligations under applicable Canadian securities laws.

Change in Management

On December 12, 2023, Mr. Dwayne Yaretz resigned as Chief Executive Officer (“CEO”) of the Company and Mr. Brad Hargreaves resigned as VP of Technology and Operations.  Mr. David Jeffs was appointed as the new CEO of the Company. Mr. Jeffs was also appointed to the Company’s board of directors, together with Mr. Amir Vahabzadeh.  Both Mr. Yaretz and Mr. Hargreaves continue as directors of the Company.

Mr. Jeffs had most recently acted as the President and Secretary, and a director, of Live Current Media Inc. (“Live Current”) a media technology company involved in the creator economy, bringing together a select group of companies and technologies to create a platform that powers the independent creator. Mr. Jeffs acted in those capacities from October 2010 to May 2023, and had also acted as the Chief Executive Officer and Chief Financial Officer and Treasure of Live Current from October 2010 to April 2022.  Mr. Jeffs was also the Chief Executive Officer of Live Current from July 2002 through May 2007 and the President and a director of Live Current Media from July 2002 through September 2007.  During his first tenure as CEO of Live Current, it was recognized as one of the fastest growing companies in British Columbia for three years running by Business in Vancouver magazine and as one of the fastest growing companies in Canada for two years in a row by Profit500 magazine. Prior to his position with Live

Current, Mr. Jeffs was the president and director of a private corporation trading in consumer goods products. Mr. Jeffs graduated from the University of British Columbia with a Bachelor of Arts where he majored in economics.

Mr. Vahabzadeh has been involved in both the Internet and health and wellness industries as an online business owner and consultant for over 15 years. Mr. Vahabzadeh also owned and operated a thoroughbred racing and breeding facility in British Columbia. Mr. Vahabzadeh holds a Bachelor of Arts degree and is a graduate of the University of British Columbia.

Conversion of Debt to Shares

In December of 2023, the Company entered into agreements to settle debt in the aggregate amount of $1,622,693 for shares of the Company’s common stock at a price of $0.007 per share for an aggregate of 231,813,310 shares of common stock (the “Debt Settlement”). The Debt Settlement was finalized on December 29, 2023, and resulted in a change in control of the Company. As part of the Debt Settlement, Mr. David Jeffs acquired 73,959,726 shares of the Company’s common stock, while family members of Mr. Jeffs acquired an additional 43,819,083 shares of common stock.  Mr. Amir Vahabzadeh acquired 61,775,148 shares of common stock, while Mr. Vahabzadeh’s spouse acquired an additional 23,676,239 shares of common stock.

The shares of common stock issued as part of the Debt Settlement were not registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) and were issued pursuant to exemptions from the registration requirements provided by Regulation S of the U.S. Securities Act and Rule 506(b) of Regulation D of the U.S. Securities Act.

Results of Operations for the Three and Six Months ended November 30, 2023 and 2022

Our operating results for the three-month periods ended November 30, 2023 and 2022, and the changes in the operating results between those periods are summarized in the table below.

	Three Months ended November 30,		Percentage Increase/ (Decrease)	Six Months ended November 30,		Percentage Increase/ (Decrease)
	2023	2022		2023	2022
Sales	$-	$1,950	(100.0)%	$-	$2,466	(100.0)%
Cost of goods	-	(1,426)	(100.0)%	-	(2,223)	(100.0)%
Gross margin	-	524	(100.0)%	-	243	(100.0)%
Operating expenses
Consulting fees	29,470	23,267	26.7%	59,471	46,932	26.7%
General and administrative expenses	12,791	86,899	(85.3)%	33,538	185,114	(81.9)%
Research and development costs	301	22,407	(98.7)%	607	45,250	(98.7)%
Total operating expenses	42,562	132,573	(67.9)%	93,616	277,296	(66.2)%
Interest	17,985	10,764	67.1%	43,884	20,445	114.6%
Net loss	$60,547	$142,813	(57.6)%	$137,500	$297,498	(53.8)%

Revenues

During the three-month period ended November 30, 2023, we did not generate any revenue, as compared to $1,138 in revenue from sales of eBalance® devices and $812 we received from monthly recurring revenue associated with the eBalance® treatment packages during the three-month period ended November 30, 2022. The cost attributed to this revenue was $1,426.

During the six-month period ended November 30, 2023, we did not generate any revenue, as compared to $1,138 in revenue from sales of eBalance® devices and $1,328 we received from monthly recurring revenue associated with the eBalance® treatment packages. The cost attributed to this revenue was $2,223.

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

Operating Expenses

During the three-month period ended November 30, 2023, our operating expenses decreased by 67.9% from $132,573 we incurred during the three months ended November 30, 2022, to $42,562 we incurred during the three months ended November 30, 2023. The largest change was associated with a decrease in our general and administrative fees (“the G&A fees”) from $86,899 we incurred during the three months ended November 30, 2022, to $12,791 we incurred during the three months ended November 30, 2023. Our management fees, which are included in G&A fees, decreased by $37,500, to $Nil, as during the current period ended November 30, 2023, the fees we pay to our CFO have been included in consulting fees, in addition, during the comparative period we accrued $30,000 payable to our CEO, as compared to $Nil accrued in the current period. The second-largest change was associated with a $29,736-decrease in foreign exchange loss from $34,377 we incurred during the three-month period ended November 30, 2022, to $4,641 we incurred during the three-month period ended November 30, 2023. Our accounting and audit fees decreased by $9,018 to recapture of $9,750, which resulted from an over-accrual of audit fees for the year ended May 31, 2023, our corporate communication fees decreased by $6,046 to $1,907, and office expenses decreased by $1,662 to $1,066. These decreases were in part offset by increased professional fees of $9,664, which increased by $8,744, as compared to $920 we incurred during the comparative three-month period ended November 30, 2022, and by $5,017 filing and regulatory fees, which increased by $1,665 from $3,352 for we incurred during the comparative three-month period ended November 30, 2022.

Our research and development fees for the three-month period ended November 30, 2023, decreased by $22,106, or 98.7%, from $22,407 we incurred during the three-month period ended November 30, 2022, to $301 we incurred during the three-month period ended November 30, 2023. The lower research and development fees during the three-month period ended November 30, 2022, were associated with our decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position. These decreases were in part offset by a $6,203 increase in consulting fees from $23,267 for the three-month period ended November 30, 2022, to $29,470 we incurred during the three months ended November 30, 2023.

On a year-to-date basis, our operating expenses decreased by 66.2% from $277,296 we incurred during the six months ended November 30, 2022, to $93,616 we incurred during the six months ended November 30, 2023. The most significant changes were as follows:

•During the six-month period ended November 30, 2023, our consulting fees increased by $12,539, or 26.7%, from $46,932 we incurred during the six-month period ended November 30, 2022, to $59,471 we incurred during the six-month period ended November 30, 2023.

•Our research and development fees for the six-month period ended November 30, 2023, decreased by $44,643, or 98.7%, from $45,250 we incurred during the six-month period ended November 30, 2022, to $607 we incurred during the six-month period ended November 30, 2023. The lower research and development fees during the six-month period ended November 30, 2022, were associated with our decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position.

•Our general and administrative fees for the six-month period ended November 30, 2023, decreased by $151,576, or 81.9%, from $185,114 we incurred during the six-month period ended November 30, 2022, to $33,538 we incurred during the six-month period ended November 30, 2023. The largest factor that contributed to this change was associated with decrease in our management fees of $75,000, to $Nil, as during the current period ended November 30, 2023, the fees we pay to our CFO have been included in consulting fees, in addition, during comparative period we accrued $60,000 payable to our CEO, as compared to $Nil accrued in the current period. In addition, during the current period, we recorded $768 in foreign exchange gain as compared to $75,200 in foreign exchange loss we recorded for the comparative period ended November 30, 2022. The corporate communications fees decreased by $13,369 to $2,533. These decreases were in part offset by $1,682 increase to our audit and accounting fees, and $12,246 increase in professional fees to $13,607, which resulted from the legal assistance we needed in preparing submission to BCSC with request to revoke the CTO.

Other Items

During the three-month period ended November 30, 2023, we accrued $17,985 (November 30, 2022 - $10,764) in interest associated with the outstanding notes and vendor payables. During the six-month period ended November 30, 2023, we accrued $43,884 (November 30, 2022 - $20,445) in interest associated with the outstanding notes and vendor payables.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2023	As at May 31, 2023	Percentage Increase/ (Decrease)
Current assets	$22,883	$103,270	(77.8)%
Current liabilities	2,548,375	2,488,750	2.4%
Working capital deficit	$(2,525,492)	$(2,385,480)	5.9%

As of November 30, 2023, we had a cash balance of $22,623, a working capital deficit of $2,525,492 and cash flows used in operations of $75,685 for the period then ended. During the six-month period ended November 30, 2023, we funded our operations with funds we borrowed under loan agreements which we entered into during the quarter ended May 31, 2023, which accumulate interest at 10% per annum, compounded monthly, and are due on demand.

We did not generate sufficient cash flows from our operating activities to satisfy our cash requirements for the six-month period ended November 30, 2023. The amount of cash we have generated from our operations to date is significantly less than our current debt obligations. There is no assurance that we will be able to generate sufficient cash from our operations to repay the amounts owing under the outstanding notes and advances payable, or to service our other debt obligations.  If we are unable to generate sufficient cash flow from our operations to repay the amounts owing when due, we may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern.

Cash Flows

	Six months ended November 30,
	2023	2022
Cash flows used in operating activities	$(75,685)	$(143,221)
Cash flows provided by financing activities	-	137,372
Effects of foreign currency exchange on cash	13	(718)
Net decrease in cash during the period	$(75,672)	$(6,567)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2023, was $75,685. This cash was primarily used to cover our cash operating expenses of $92,987, which were represented by net loss of $137,500 reduced by the non-cash items totaling $44,513, and to decrease our accrued liabilities by $28,230. These uses of cash were offset by $22,857 increase in amounts due to related parties, $17,928 increase to accounts payable, and $4,747 decrease in other current assets, which include GST receivable and prepaid expenses.

Net cash used in operating activities during the six months ended November 30, 2022, was $143,221. This cash was primarily used to cover our cash operating expenses of $210,357, which were represented by net loss of $297,498 reduced by the non-cash items totaling $87,141, and to decrease our accounts payable by $6,173. These uses of cash were offset by $60,525 increase in amounts due to related parties, $2,497 increase to accrued liabilities, and $10,287 decrease to our current assets, which include GST receivable and prepaid expenses.

Non-cash transactions

During the six-month period ended November 30, 2023, our net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$43,884 (November 30, 2022 - $20,445) in interest we accrued on the outstanding notes and vendor payables; and

•$629 in unrealized foreign exchange loss (November 30, 2022 - $66,696), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to the US dollar, the functional currency of our parent company, being also our reporting currency;

Net Cash Used in Investing Activities

We did not have any investing activities during the six-month periods ended November 30, 2023 and 2022.

Net Cash Provided by Financing Activities

We did not have any financing activities during the six-month period ended November 30, 2023.

During the six-month period ended November 30, 2022, we received $137,372 under a number of loan agreements with Mr. Richard Jeffs, which were payable on demand and accumulated interest at 6% per annum. On October 12, 2022, we reached an agreement with Mr. Richard Jeffs to amend certain terms included in the loan agreements with him totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Richard Jeffs will have full right and title of ownership to our eBalance® Technology and any and all products developed by us and our subsidiary that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications we were granted. All other terms of the loan agreements, including repayment date and interest rate, remained substantially the same. In December of 2023 Mr. Richard Jeffs assigned a portion of his loans to Mr. David Jeffs, and on December 29, 2023, these loans were converted to the shares of the Company’s common stock.

Going Concern

The notes to our unaudited condensed consolidated financial statements as at November 30, 2023, disclose our uncertain ability to continue as a going concern. Our current business operations are in an early development stage and as such, we were able to generate only minimal revenue from the operations. Our research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, we decided to abandon the research and development plans associated with our eBalance® technology, until such time that the Company has regained its financial stability. Management is planning to mitigate the Company’s shortfall in funds through equity or debt financing. On December 29, 2023, we issued 231,813,310 shares of common stock (the “Debt Settlement”) on conversion of $1,622,693 in current liabilities into shares of our common stock at a price of $0.007 per share, which resulted in a decrease to our working capital deficit.

As at November 30, 2023, we had accumulated a deficit of $10,290,277 since inception and additional funding will be required to support our operations. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

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

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a recently formed company and to date have generated only minimal revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing.  We have a limited operating history and thus our progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that we enter commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, we have an accumulated deficit of $10,290,277 and there is no guarantee, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

In December 2023, we issued 231,813,310 shares of our common stock to convert a total of $1,622,693 in current liabilities, which resulted in a decrease to our working capital deficit. In order to reduce our liabilities and improve our financial position further we may continue converting some of the remaining debt to shares of our common stock.  Issuance of additional stock increases the total number of shares issued and outstanding resulting in decrease of the percentage interest held by each of our shareholders further diluting their position.

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

We are an OTC reporting issuer under applicable Canadian securities laws. The British Columbia Securities Commission had issued a cease trade order in respect of our securities for failing to comply with our reporting obligations under applicable Canadian securities laws.

As an “OTC reporting issuer” under applicable Canadian securities laws, we are required to make periodic filings with applicable Canadian securities authorities, including annual and interim financial statements and management’s discussion and analysis relating to those periods. Due to a lack of sufficient funds, we were late filing our Annual Report for the fiscal year ended May 31, 2022, and for the interim periods ended August 31, 2022, November 30, 2022, and February 28, 2023. On October 11, 2022, the British Columbia Securities Commission issued a cease trade order (the “CTO”) in respect of our securities. As a result of this order, holders of our securities in Canada were unable to trade in our securities until the order was revoked. On September 5, 2023, we submitted a request to the BCSC to lift the CTO on the grounds that we had filed all required regulatory filings, and on November 22, 2023, the BCSC issued an order revoking the CTO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)

Exhibit
Number	Description of Document
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (15)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp.(17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021.(18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021.(18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (23)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.(23)
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.(23)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(23)
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (24)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (24)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (25)
10.70	Loan Agreement dated May 18, 2023, among Cell MedX Corp. and Sam Ahdoot.(25)

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three- and six-month periods ended November 30, 2023 and 2022 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at November 30, 2023 and as at May 31, 2023.
(2) Unaudited Condensed Consolidated Statements of Operations for the three- and six-month periods ended November 30, 2023 and 2022.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at November 30, 2023.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended November 30, 2023 and 2022.

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

Cell MedX Corp.

Date: January 16, 2024	By:	/s/ David Jeffs
David Jeffs
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 16, 2024	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)