Form 10-Q
period 2024-02-29
Cell MedX Corp.
filed 2024-04-15
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 15, 2024, was 297,236,373.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Cell MedX Corp. as at February 29, 2024, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and nine-month periods ended February 29, 2024, are not necessarily indicative of the results that can be expected for the year ending May 31, 2024.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	February 29, 2024	May 31, 2023
ASSETS

Current assets
Cash	$79,677	$98,295
Other current assets	2,241	4,975
Total assets	$81,918	$103,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$277,054	$408,264
Accrued liabilities	13,102	36,560
Due to related parties	179,710	1,003,187
Notes and advances due to related parties	321,998	875,130
Notes and advances payable	-	165,609
Total liabilities	791,864	2,488,750

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 7,500,000,000 shares authorized; 294,736,373 and 62,923,063 shares issued and outstanding at February 29, 2024, and May 31, 2023, respectively	294,736	62,923
Additional paid-in capital	8,663,581	7,272,701
Obligation to issue shares	75,000	-
Reserves	366,493	366,493
Accumulated deficit	(10,170,306)	(10,152,777)
Accumulated other comprehensive income	60,550	65,180
Total stockholders’ deficit	(709,946)	(2,385,480)
Total liabilities and stockholders’ deficit	$81,918	$103,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-1

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Revenue
Sales	$-	$222	$-	$2,688
Cost of goods sold	-	(489)	-	1,734
Gross margin	-	711	-	954

Operating expenses
Consulting fees	35,325	14,274	94,796	61,206
General and administrative expenses	43,534	48,723	77,072	233,837
Research and development costs	(21,084)	43,546	(20,477)	88,796
Total operating expenses	57,775	106,543	151,391	383,839

Other items
Forgiveness of debt	187,517	-	187,517	-
Interest	(9,771)	(12,329)	(53,655)	(32,774)
Net income (loss)	119,971	(118,161)	(17,529)	(415,659)

Foreign currency translation	(2,118)	12,810	(4,630)	120,004
Comprehensive income (loss)	$117,853	$(105,351)	$(22,159)	$(295,655)

Net income (loss) per common share
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	220,861,802	62,923,063	115,377,170	62,923,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-2

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Obligation to Issue Shares	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2022	62,923,063	$62,923	$7,272,701	$-	$366,493	$(9,657,735)	$(53,413)	$(2,009,031)

Net loss for the period ended Aug 31, 2022	-	-	-	-	-	(154,685)	-	(154,685)
Translation to reporting currency	-	-	-	-	-	-	58,994	58,994

Balance - Aug 31, 2022	62,923,063	62,923	7,272,701	-	366,493	(9,812,420)	5,581	(2,104,722)

Net loss for the period ended Nov 30, 2022	-	-	-	-	-	(142,813)	-	(142,813)
Translation to reporting currency	-	-	-	-	-	-	48,200	48,200

Balance - Nov 30, 2022	62,923,063	62,923	7,272,701	-	366,493	(9,955,233)	53,781	(2,199,335)

Net loss for the period ended Feb 28, 2023	-	-	-	-	-	(118,161)	-	(118,161)
Translation to reporting Currency	-	-	-	-	-	-	12,810	12,810

Balance - Feb 28, 2023	62,923,063	$62,923	$7,272,701	-	$366,493	$(10,073,394)	$66,591	$(2,304,686)

Balance - May 31, 2023	62,923,063	$62,923	$7,272,701	-	$366,493	$(10,152,777)	$65,180	$(2,385,480)

Net loss for the period ended Aug 31, 2023	-	-	-	-	-	(76,953)	-	(76,953)
Translation to reporting currency	-	-	-	-	-	-	(8,932)	(8,932)

Balance - Aug 31, 2023	62,923,063	62,923	7,272,701	-	366,493	(10,229,730)	56,248	(2,471,365)

Net loss for the period ended Nov 30, 2023	-	-	-	-	-	(60,547)	-	(60,547)
Translation to reporting currency	-	-	-	-	-	-	6,420	6,420

Balance - Nov 30, 2023	62,923,063	62,923	7,272,701	-	366,493	(10,290,277)	62,668	(2,525,492)

Shares issued for debt	231,813,310	231,813	1,390,880	-	-	-	-	1,622,693
Obligation to issue shares	-	-	-	75,000	-	-	-	75,000
Net income for the period ended Feb 29, 2024	-	-	-	-	-	119,971	-	119,971
Translation to reporting currency	-	-	-	-	-	-	(2,118)	(2,118)

Balance - Feb 29, 2024	294,736,373	$294,736	$8,663,581	$75,000	$366,493	$(10,170,306)	$60,550	$(709,946)

The accompanying notes are an integral part of these condensed consolidated financial statements.

F-1

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended
	February 29, 2024	February 28, 2023

Cash flows used in operating activities
Net loss	$(17,529)	$(415,659)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	43,093	32,775
Accrued interest on vendor payables	10,562	-
Gain on forgiveness of debt	(187,517)	-
Unrealized foreign exchange	(31)	71,072
Changes in operating assets and liabilities
Other current assets	2,766	10,120
Accounts payable	34,851	(15,459)
Accrued liabilities	(23,465)	(5,193)
Due to related parties	23,640	75,759
Net cash flows used in operating activities	(113,630)	(246,585)

Cash flows provided by financing activities
Proceeds from notes due to related parties	20,000	229,987
Proceeds from subscription to shares	75,000	-
Net cash provided by financing activities	95,000	229,987

Effects of foreign currency exchange on cash	12	(154)
Decrease in cash	(18,618)	(16,752)
Cash, beginning	98,295	24,380
Cash, ending	$79,677	$7,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 1, 2023. The interim unaudited condensed consolidated financial statements for the three and nine months ended February 29, 2024, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended February 29, 2024, are not necessarily indicative of the results that may be expected for the year ending May 31, 2024.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 29, 2024, the Company has not achieved profitable operations and has accumulated a deficit of $10,170,306. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at February 29, 2024, and at May 31, 2023:

	February 29, 2024	May 31, 2023
Due to the Chief Executive Officer (“CEO”) and President	$15,000	$-
Due to the former Chief Executive Officer(3)	-	85,000
Due to the Chief Financial Officer (“CFO”)	5,589	6,685
Due from the former Vice President (“VP”), Technology and Operations	-	(2,249)
Due to a company controlled by the director and former Chief Operating Officer (“COO”)(2)	155,594	784,032
Due to a company controlled by the former COO and a major shareholder	3,181	3,173
Due to Live Current Media, Inc. (“LIVC”)(1)	346	346
Due to a significant shareholder(2, 3)	-	126,200
Due to related parties	$179,710	$1,003,187

(1)LIVC is related to the Company through Mr. David Jeffs, significant shareholder of LIVC, who is a close relative of the Company’s significant shareholder, Mr. Richard Jeffs.

(2)During the nine-month period ended February 29, 2024, a company controlled by the former COO and current director assigned a total of $682,590 owed to it in separate transactions; of this amount a total of $425,590 were transferred to the Company’s related parties.

(3)During the nine-month period ended February 29, 2024, the Company’s former CEO assigned a total of $76,500 owed to him to Mr. Vahabzadeh a significant shareholder of the Company.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the nine-month periods ended February 29, 2024 and February 28, 2023, the Company had the following transactions with related parties:

	February 29, 2024	February 28, 2023
Management fees incurred to the CEO and President	$15,000	$-
Management fees incurred to the former CEO	-	75,000
Consulting fees incurred to the CFO(1)	22,500	22,500
Consulting fees incurred to the former VP, Technology and Operations	-	32,206
Consulting fees incurred to the company controlled by a director and former COO	72,296	-
Royalty incurred to LIVC	-	56
Royalty incurred to a company controlled by a director and former COO and Mr. Richard Jeffs	-	264
Total transactions with related parties	$109,796	$130,026

(1)During the nine-month period ended February 29, 2024, the services provided by the CFO were recorded as part of consulting fees. In the prior period, the services provided by the CFO were recorded as part of management fees.

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at February 29, 2024 and May 31, 2023:

As at February 29, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$83,292	6%	Related party loans payable (1)	$13,302	$96,594
197,369	10%	Related party loans payable (1)	16,981	214,350
11,054	0%	Advances(2)	-	11,054
$291,715			$30,283	$321,998

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$642,049	6%	Related party loans payable (1)	$63,497	$705,546
127,351	10%	Related party loans payable (1)	2,518	129,869
39,715	0%	Advances(2)	-	39,715
$809,115			$66,015	$875,130

(1) Related Party Loans Payable

As at February 29, 2024, the Company owed a total of $96,594 under 6% notes payable due to related parties (May 31, 2023 - $705,546) of which $13,302 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2023 - $63,497).

As at February 29, 2024, the Company owed a total of $214,350 under 10% notes payable due to related parties (May 31, 2023 - $129,869) of which $16,981 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2023 - $2,518).

Notes payable with Mr. Richard Jeffs

As at February 29, 2024, the Company owed a total of $62,736 (May 31, 2023 - $640,655) under the notes payable with Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s new CEO and President, Mr. David Jeffs. Of the total amount owed, $8,105 (May 31, 2023 - $54,850) was associated with accrued interest. The notes payable are due on demand and accumulate interest at 6% annual interest compounded monthly. During the nine-month period ended February 29, 2024, the Company recorded $21,390 in interest on the notes payable due to Mr. Richard Jeffs (February 28, 2023 - $24,310).

On December 7, 2023, Mr. Richard Jeffs notified the Company that he had reassigned the notes payable the Company issued to him totaling $411,000 and CAD$26,800 to Mr. David Jeffs. The total amount reassigned including interest was $477,420. On assignment, the terms of the notes payable did not change, remaining payable on demand, accumulating interest at 6% annual interest compounded monthly.

On December 18, 2023, the Company and Mr. Richard Jeffs entered into a debt settlement agreement, whereas Mr. Richard Jeffs agreed to settle a total of $100,606 the Company owed to him under 6% notes payable into the Company’s common stock at a price of $0.007 per share for an aggregate of 14,372,285 shares. Mr. Richard Jeffs agreed to forgive the interest accrued on the converted principal totaling $21,455.

Notes payable with Mr. David Jeffs

As at February 29, 2024, the Company owed a total of $41,488 under loan agreements with Mr. David Jeffs, the Company’s newly appointed CEO and director, and a significant shareholder (May 31, 2023 - $56,194). The loans accrue 10% annual interest compounded monthly, are unsecured and payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as at the date of these condensed consolidated financial statements. During the nine-month period ended February 29, 2024, the Company recorded $4,386 in interest on the principal (November 30, 2022 - $1,113).

On December 7, 2023, Mr. David Jeffs acquired, through reassignment of debt by Mr. Richard Jeffs, a total of $477,420 in notes payable including interest accrued thereon. On assignment, the terms of the notes payable did not change, remaining payable on demand, accumulating interest at 6% annual interest compounded monthly.

On December 14, 2023, Mr. David Jeffs notified the Company that he had reassigned a total of $105,000 to two members of his family.

On December 18, 2023, the Company and Mr. David Jeffs entered into a debt settlement agreement, whereas Mr. David Jeffs agreed to settle a total of $340,718 the Company owed to him under the notes payable into the Company’s common stock at a price of $0.007 per share for an aggregate of 48,674,013 shares. Mr. David Jeffs agreed to forgive the interest accrued on the converted principal totaling $51,128. $105,000 Mr. David Jeffs reassigned to the family members were similarly converted to the Company’s common stock at a price of $0.007 per share for an aggregate of 15,000,000 shares.

As at February 29, 2024, the Company owed a total of $29,902 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2023- $28,589). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the nine-month period ended February 29, 2024, the Company recorded $1,314 in interest on the principal (February 28, 2023 - $1,233).

Notes payable with Mr. Amir Vahabzadeh

As at February 29, 2024, the Company owed a total of $108,635 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2023 - $91,387). The loans are unsecured, and bear 10% annual interest compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and as of the date of these condensed consolidated financial statements is in default. The remaining notes payable, totaling $70,000, are payable on demand. During the nine-month period ended February 29, 2024, Mr. Vahabzadeh acquired, in a private transaction, debt the Company owed to one of its lenders totaling $118,587 (Note 4), the terms of the acquired loans remained the same, being 6% annual interest compounded monthly, unsecured, and payable on demand.

On December 18, 2023, the Company and Mr. Vahabzadeh entered into a debt settlement agreement, whereas Mr. Vahabzadeh agreed to settle a total of $94,145 the Company owed to him under the notes payable into the Company’s common stock at a price of $0.007 per share for an aggregate of 13,449,342 shares. Mr. Vahabzadeh agreed to forgive the interest accrued on the converted principal totaling $25,619.

During the nine-month period ended February 29, 2024, the Company recorded $8,245 in interest on the principal (February 28, 2023 - $288).

Notes payable with Mrs. Susan Jeffs

As at February 29, 2024, the Company had no amounts due under the loan agreement with Mrs. Susan Jeffs, wife of Mr. Richard Jeffs and mother of Mr. David Jeffs (May 31, 2023 - $12,558), as a result of a debt settlement agreement between the Company and Mrs. Jeffs, whereas Mrs. Jeffs agreed to settle a total of $11,128 the Company owed to her under an unsecured, 6% note payable due on demand, into the Company’s common stock at a price of $0.007 per share for an aggregate of 1,589,656 shares. Mrs. Jeffs agreed to forgive the interest accrued on the converted principal totaling $1,984.

During the nine-month period ended February 29, 2024, the Company recorded $429 in interest on the principal (February 28, 2023 - $555).

Notes payable with Mr. Brad Hargreaves

As at February 29, 2024, the Company owed $3,956 (May 31, 2023 - $6,032) under unsecured note payable with Mr. Hargreaves, the Company’s VP of Technology and Operations. At June 1, 2023, Mr. Hargreaves requested to offset the amount he owed to the Company as at May 31, 2023, being $2,249 (CAD$3,059), against the amount the Company owed to him under the note payable. During the nine-month period ended February 29, 2024, the Company recorded $165 in interest on the note payable due to Mr. Hargreaves (February 28, 2023 - $266). Subsequent to February 29, 2024, the Company repaid the note payable due to Mr. Hargreaves totaling $3,967.

Notes payable with a significant shareholder

During the nine-month period ended February 29, 2024, a holder of 10% notes payable (“Mr. Ahdoot”) acquired, in a private transaction, $167,000 in debt the Company owed to an entity controlled by the former COO and current director of the Company. Mr. Ahdoot agreed to convert the $167,000 debt into 23,857,142 shares of the Company’s common stock at $0.007 per share, which resulted in Mr. Ahdoot becoming a significant shareholder of the Company. Therefore, as at February 29, 2024, the balance due to Mr. Ahdoot under the notes payable has been included in the notes and advances due to related parties (Note 4).

As at February 29, 2024, the Company owed $64,227 (May 31, 2023 - $50,172) under unsecured notes payable with Mr Ahdoot. During the nine-month period ended February 29, 2024, the Company recorded $4,049 in interest on the loans payable due to Mr. Ahdoot (February 28, 2023 - $Nil).

(2) Advances Payable

As at February 29, 2024, the Company owed a total of $11,054 (May 31, 2023 - $39,715) for an advance the Company received in its fiscal 2020 and 2021 years. The advance is non-interest bearing, unsecured, and payable on demand.

On December 18, 2023, the Company entered into separate debt settlement agreements with Da Costa Management Corp (“DCM”), a company owned by John da Costa, a director of the Company and former COO, and Mr. David Jeffs, whereas DCM and Mr. David Jeffs agreed to settle a total of $28,722 the Company owed to DCM and Mr. David Jeffs into the Company’s common stock at a price of $0.007 per share for an aggregate of 4,103,115 shares.

NOTE 4 - NOTES AND ADVANCES PAYABLE

As at February 29, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$-	6%	Loans payable(1)	$-	$-
-	10%	Loans payable(2)	-	-
$-			$-	$-

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$93,936	6%	Loans payable	$21,495	$115,431
50,000	10%	Loans payable	178	50,178
$143,936			$21,673	$165,609

(1)During the nine-month period ended February 29, 2024, one of the Company’s note holders sold its debt to Mr. Vahabzadeh, a director and significant shareholder. The total amount of the notes payable on the day of the transaction was $118,587. Upon the sale, the terms of the loans did not change and continued to accumulate 6% annual interest compounded monthly, payable on demand, and being unsecured. Mr. Vahabzadeh converted the principal owed under these loans on December 18, 2023, and forgave the interest accumulate as of that date (Note 3).

(2)During the nine-month period ended February 29, 2024, a holder of 10% notes payable (“Mr. Ahdoot”) acquired, in a private transaction, $167,000 in debt the Company owed to an entity controlled by the former COO and current director of the Company. Mr. Ahdoot agreed to convert the $167,000 debt into 23,857,142 shares of the Company’s common stock at $0.007 per share, which resulted in Mr. Ahdoot becoming a significant shareholder of the Company. Therefore, as at February 29, 2024, the balance due to Mr. Ahdoot under the notes payable has been included in the notes and advances due to related parties (Note 3).

During the nine-month period ended February 29, 2024, the Company recorded $3,116 in interest on the loans payable (February 28, 2023 - $5,297).

NOTE 5 - DEBT CONVERSION AND FORGIVENESS OF DEBT

On December 18, 2023, the Company entered into agreements to settle debt in the aggregate amount of $1,622,693 for shares of the Company’s common stock at a price of $0.007 per share for an aggregate of 231,813,310 shares of common stock (the “Debt Settlement”). Issuance of the common stock as part of the Debt Settlement resulted in a change in control of the Company. As part of the Debt Settlement, Mr. David Jeffs acquired 73,959,726 shares of the Company’s common stock, while family members of Mr. David Jeffs acquired an additional 43,819,083 shares of common stock. Mr. Amir Vahabzadeh acquired 61,775,148 shares of common stock, while Mr. Vahabzadeh’s spouse acquired an additional 23,676,239 shares of common stock.

The following table shows the details of Debt Settlement.

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

Simultaneously with the conversion of debt into shares, certain debt holders agreed to waive the accrued interest on the principal amount due under the notes payable. Furthermore, the Company discharged outstanding debts to specific vendors due to the balances exceeding the statute of limitations. The following table provides further details on the gain recognized as a result of forgiveness of debt:

Amount forgiven
Accrued interest due to Mr. Richard Jeffs	$21,455
Accrued interest due to Mr. David Jeffs	51,128
Accrued interest due to Mrs. Susan Jeffs	1,984
Accrued interest due to Mr. Vahabzadeh	25,619
Sub-total accrued interest recognized as gain on forgiveness of debt	100,186
Vendor payables that have exceeded the statute of limitations	87,331
Total	$187,517

NOTE 6 - OTHER CURRENT ASSETS

As at February 29, 2024, other current assets consisted of $1,350 in prepaid expenses (May 31, 2023 - $1,750) and $891 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2023 - $3,225).

NOTE 7 - REVENUE

During the three- and nine-month periods ended February 28, 2023, the Company’s revenue consisted of monthly subscriptions to eBalance® microcurrent treatments. As at May 31, 2023, the Company had stopped all its commercial activity due to loss of licenses issued previously by Health Canada, therefore the Company had no revenue for the three- and nine-month periods ended February 29, 2024.

Following are the details of revenue and associated costs:

	Three months ended		Nine months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Monthly subscriptions	$-	$222	$-	$1,550
Sales of eBalance® devices	-	-	-	1,138
Cost of eBalance® devices and services	-	492	-	(1,412)
Royalty payable	-	(3)	-	(322)
Gross margin	$-	$711	$-	$954

NOTE 8 - SHARE CAPITAL

On December 18, 2023, the Company issued an aggregate of 231,813,310 shares of common stock on settlement of $1,622,693 debt at $0.007 per share. Issuance of the common stock as part of the Debt Settlement resulted in a change in control of the Company (Note 5).

As at February 29, 2024, the Company did not have any options or warrants issued and exercisable.

NOTE 9 - SUBSEQUENT EVENTS

On March 12, 2024, the Company closed a private placement offering (the “Offering”) by issuing 2,500,000 units (each a “Unit”) at a price of $0.03 per Unit for gross proceeds of $75,000. Each Unit sold under the Offering consisted of one common share and one warrant (the “Warrant”) expiring on March 12, 2026. Each Warrant is exercisable for one additional common share at a price of $0.04 per share on or before September 12, 2024, and at a price of $0.05 per share for the remaining life of the Warrant.

Mr. Vahabzadeh and his spouse participated in the Offering acquiring a total of 1,000,000 Units for $30,000 (Note 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements, the notes to those financial statements and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain forward-looking statements that reflect plans, estimates, intentions, expectations and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in the “Risk Factors” in Part II, Item 1A of this Quarterly Report.

The discussion provided in this Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2023, filed with the United States Securities and Exchange Commission (the “SEC”) on September 1, 2023.

Overview

The Company was incorporated under the laws of the State of Nevada on March 19, 2010. On April 26, 2016, the Company formed a wholly owned subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia.

Cell MedX is a biotech company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general health, anti-aging, pain relief, wellness and alleviate complications associated with medical conditions including, but not limited to: diabetes, insulin resistance, high blood pressure, neuropathy and kidney function. The Subsidiary is engaged in the development and manufacturing of therapeutic devices based on our proprietary eBalance® Technology, which harnesses the power of microcurrents and their effects on the human body.

Recent Corporate Developments

Change in Management

On December 12, 2023, Mr. Dwayne Yaretz resigned as Chief Executive Officer (“CEO”) of the Company and Mr. Brad Hargreaves resigned as VP of Technology and Operations.  Mr. David Jeffs was appointed as the new CEO of the Company. Mr. Jeffs was also appointed to the Company’s board of directors, together with Mr. Amir Vahabzadeh.

On March 6, 2024, the Company filed a definitive Schedule 14C information statement (the “Information Statement”), disclosing written execution of consents by the stockholders of the Company holding 66.0% of the outstanding shares of the Company’s common stock to elect Mr. David Jeffs, Dr. George Adams, Mr. Joao (John) da Costa, and Mr. Amir Vahabzadeh as directors of the Company, which election became effective on or about April 1, 2024,

As of April 1, 2024, Mr. Dwayne Yaretz, Mr. Brad Hargreaves, and Ms. Yanika Silina have ceased to be directors of the Company. Ms. Silina continues to hold positions of the CFO, Secretary, and Treasurer of the Company.

Conversion of Debt to Shares

On December 18, 2023, the Company entered into agreements to settle debt in the aggregate amount of $1,622,693 for shares of the Company’s common stock at a price of $0.007 per share for an aggregate of 231,813,310 shares of common stock (the “Debt Settlement”). The Debt Settlement resulted in a change in control of the Company. As part of the Debt Settlement, Mr. David Jeffs acquired 73,959,726 shares of the Company’s common stock, while family members of Mr. Jeffs acquired an additional 43,819,083 shares of common stock.  Mr. Amir Vahabzadeh acquired 61,775,148 shares of common stock, while Mr. Vahabzadeh’s spouse acquired an additional 23,676,239 shares of common stock.

The shares of common stock issued as part of the Debt Settlement were not registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) and were issued pursuant to exemptions from the registration requirements provided by Regulation S of the U.S. Securities Act and Rule 506(b) of Regulation D of the U.S. Securities Act.

Private Placement Financing

On March 12, 2024, Company closed a private placement offering (the “Offering”) by issuing 2,500,000 units (each a “Unit”) at a price of $0.03 per Unit for gross proceeds of $75,000. Each Unit sold under the Offering consisted of one share in the common stock of the Company and one share purchase warrant (the “Warrant”) expiring on March 12, 2026. Each Warrant is exercisable for one additional share of the Company’s common stock at a price of $0.04 per share on or before September 12, 2024, and at a price of $0.05 per share for the remaining life of the Warrant.

Units issued to non-U.S. persons were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) on the basis that the subscribers are not residents of the United States, are otherwise not “U.S. persons” as that term is defined in Rule 902(k) of Regulation S of the Act and were not in the United States. Units issued to U.S. persons were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act on the basis that the subscribers are “accredited investors” as that term is defined under Regulation D of the Act.

Mr. Vahabzadeh and his spouse participated in the Offering acquiring a total of 1,000,000 Units for $30,000.

Amendments to Articles of Incorporation

On April 1, 2024, the Company amended its articles of incorporation to increase the authorized capital of the Company from 300,000,000 shares of common stock, par value $0.001 (the “Common Stock”) to 7,500,000,000 shares of Common Stock (the “Increase in Authorized Capital”).

The Increase in Authorized Capital was approved by written consent of stockholders holding an aggregate of 194,627,681 shares of Common Stock, being equal to 66.0% of the number of shares of Common Stock outstanding on the record date for determining stockholders entitled to vote on the Increase in Authorized Capital.

Results of Operations for the Three and Nine Months ended February 29, 2024 and February 28, 2023

Operating results for the three- and nine-month periods ended February 29, 2024 and February 28, 2023, and the changes in the operating results between those periods are summarized in the table below.

	Three Months ended		Percentage Increase/ (Decrease)	Nine Months ended		Percentage Increase/ (Decrease)
	February 29, 2024	February 28, 2023		February 29, 2024	February 28, 2023
Sales	$-	$222	(100.0)%	$-	$2,688	(100.0)%
Cost of goods	-	489	(100.0)%	-	(1,734)	(100.0)%
Gross margin	-	711	(100.0)%	-	954	(100.0)%
Operating expenses
Consulting fees	35,325	14,274	147.5%	94,796	61,206	54.9%
General and administrative expenses	43,534	48,723	(10.7)%	77,072	233,837	(67.0)%
Research and development costs	(21,084)	43,546	(148.4)%	(20,477)	88,796	(123.1)%
Total operating expenses	57,775	106,543	(45.8)%	151,391	383,839	(60.6)%
Gain on forgiveness of debt	(187,517)	-	n/a	(187,517)	-	n/a
Interest	9,771	12,329	(20.7)%	53,655	32,774	63.7%
Net (income) loss	$(119,971)	$118,161	(201.5)%	$17,529	$415,659	(95.8)%

Revenues

During the three-month period ended February 29, 2024, the Company did not generate any revenue, as compared to $222 received from monthly recurring revenue associated with the eBalance® treatment packages in the period ending February 28, 2023. The cost attributed to this revenue was $298, and included $3 in royalties accrued on the sales. During the three-month period ended February 28, 2023, the Company reclassified a total of $787 previously recorded as cost of goods sold to general and operating expenses, which resulted in recapture of the cost of goods sold of $489.

During the nine-month period ended February 29, 2024, the Company did not generate any revenue, as compared to $1,138 in revenue from sales of eBalance® devices and $1,550 received from monthly recurring revenue associated with the eBalance® treatment packages in the period ending February 28, 2023. The cost attributed to this revenue was $1,734, and included $323 in royalties accrued on the sales.

As of the date of this Quarterly Report on Form 10-Q, revenue-generating activities associated with sales of eBalance® Home and Pro Systems, as well as monthly recurring revenue from the online sales of eBalance® treatment packages continue to be suspended as a result of the cancellation of Health Canada Class II Medical Device licenses for the eBalance® Pro System, and eBalance® Home System.

Operating Expenses

During the three-month period ended February 29, 2024, operating expenses decreased by 45.8% from $106,543 incurred during the three months ended February 28, 2023, to $57,775 incurred during the three months ended February 29, 2024. The largest change was associated with a decrease in research and development fees, which decreased by $64,630, or 148.4%, from $43,546 incurred during the three-month period ended February 28, 2023, to a recapture of $21,084 recognized during the three-month period ended February 29, 2024. The lower research and development fees during the three-month period ended February 29, 2024, were associated with the Company’s decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position, as well as reversal of certain fees that were billed during the Fiscal 2023, for which the services were not provided.

General and administrative fees (the “G&A fees”) decreased by $5,189, from $48,723 incurred during the three months ended February 28, 2023, to $43,534 incurred during the three months ended February 29, 2024. Management fees, which are included in G&A fees, consisted of $15,000 accrued as payable to our CEO for the period ended February 29, 2024, and $15,000 accrued as payable to our former CEO for the period ended February 28, 2023; the management fees decreased by $7,500, as in Fiscal 2024 the fees paid to our CFO have been included as part of consulting fees. The second-largest decrease was associated with an $8,820 reduction in foreign exchange fluctuation, which decreased from a $9,041 loss incurred during the three-month period ended February 28, 2023, to a $221 loss incurred during the three-month period ended February 29, 2024. Corporate communication fees decreased by $4,365 to $635, and accounting and audit fees decreased by $574 to $6,426. These decreases were in part offset by increased professional fees of $16,124, which increased by $15,874, as compared to $250 incurred during the comparative three-month period ended February 28, 2023, and by $3,027 filing and regulatory fees, which increased by $591 from $2,436 for the comparative three-month period ended February 28, 2023. These fees increased as a result of debt conversion effected in December 2023, and changes to our corporate and capital structure during the third quarter of our Fiscal 2024.

Consulting fees increased by $21,051, from $14,274 for the three-month period ended February 28, 2023, to $35,325 incurred during the three months ended February 29, 2024.

On a year-to-date basis, operating expenses decreased by 60.6% from $383,839 incurred during the nine months ended February 28, 2023, to $151,391 incurred during the nine months ended February 29, 2024. The most significant changes were as follows:

•During the nine-month period ended February 29, 2024, consulting fees increased by $33,590, or 54.9%, from $61,206 incurred during the nine-month period ended February 28, 2023, to $94,796 incurred during the nine-month period ended February 29, 2024.

•Research and development fees for the nine-month period ended February 29, 2024, decreased by $109,273, or 123.1%, from $88,796 incurred during the nine-month period ended February 28, 2023, to a recapture of $20,477 incurred during the nine-month period ended February 29, 2024. The lower research and development fees during the nine-month period ended February 29, 2024, were associated with the decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position, as well as reversal of certain fees that were billed during the Fiscal 2023, for which the services were not provided.

•General and administrative fees for the nine-month period ended February 29, 2024, decreased by $156,765, or 67%, from $233,837 incurred during the nine-month period ended February 28, 2023, to $77,072 incurred during the nine-month period ended February 29, 2024. The largest factor that contributed to this change was associated with a decrease in management fees of $82,500, to $15,000, as during the current period ended February 29, 2024, the fees paid to the Company’s CFO have been included in consulting fees, in addition, during the comparative period the Company accrued $75,000 payable to a former CEO, as compared to $15,000 accrued as payable to the Company’s new CEO in the current period. In addition, during the current period, the Company incurred $547 in foreign exchange gain as compared to $84,241 loss in foreign exchange recorded for the comparative period ended February 28, 2023. The corporate communications fees decreased by $17,734 to $3,168. These decreases were in part offset by $1,108 increase to audit and accounting fees, and $28,120 increase in professional fees to $29,731, which resulted from the legal assistance in preparing submissions to the BCSC with request to revoke the CTO, debt conversion, and proposed changes to corporate and capital structure of the Company.

Other Items

During the three-month period ended February 29, 2024, the Company accrued $9,771 (February 28, 2023 - $12,329) in interest associated with the outstanding notes and vendor payables. During the nine-month period ended February 29, 2024, $53,655 (February 28, 2023 - $32,774) was accrued in interest associated with the outstanding notes and vendor payables.

On December 18, 2023, the Company entered into debt settlement agreements to convert an aggregate amount of $1,622,693 into shares of common stock at a price of $0.007 per share for an aggregate of 231,813,310 shares of common stock. Simultaneously with the conversion of debt into shares, certain debt holders agreed to waive the accrued interest on the principal amount due under the notes payable, which resulted in a $100,186 gain on forgiveness of debt for the three- and nine-month periods ended February 29, 2024. Furthermore, the Company discharged outstanding debt to specific vendors due to the balances exceeding the statute of limitations, which resulted in an additional gain on forgiveness of debt of $87,331. There were no similar transactions for the three- and nine-month periods ended February 28, 2023.

Liquidity and Capital Resources

Working Capital

	As at February 29, 2024	As at May 31, 2023	Percentage Increase/ (Decrease)
Current assets	$81,918	$103,270	(20.7)%
Current liabilities	791,864	2,488,750	(68.2)%
Working capital deficit	$(709,946)	$(2,385,480)	(70.2)%

As of February 29, 2024, the Company had a cash balance of $79,677, a working capital deficit of $709,946, and cash flows used in operations of $113,630 for the period then ended. During the nine-month period ended February 29, 2024, the Company funded its operations with funds borrowed under loan agreements which were entered into during the quarter ended May 31, 2023, and by an additional $20,000 borrowed in January of 2024. These loans accumulate interest at 10% per annum, compounded monthly, and are due on demand. In addition, the Company received $75,000 in subscriptions to units of its common stock, which were issued on the close of the non-brokered private placement financing on March 12, 2024.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the nine-month period ended February 29, 2024. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owing when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Nine months ended
	February 29, 2024	February 28, 2023
Cash flows used in operating activities	$(113,630)	$(246,585)
Cash flows provided by financing activities	95,000	229,987
Effects of foreign currency exchange on cash	12	(154)
Net decrease in cash during the period	$(18,618)	$(16,752)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 29, 2024, was $113,630. This cash was primarily used to cover cash operating expenses of $151,422, which were represented by a net loss of $17,529 and increased by the non-cash items totaling $133,893, and to decrease accrued liabilities by $23,465. These uses of cash were offset by a $23,640 increase in amounts due to related parties, a $34,851 increase to accounts payable, and a $2,766 decrease in other current assets, which include GST receivable and prepaid expenses.

Net cash used in operating activities during the nine months ended February 28, 2023, was $246,585. This cash was primarily used to cover cash operating activities of $311,812, which were represented by a net loss of $415,659 reduced by the non-cash items totaling $103,847, and to decrease accounts payable and accrued liabilities by $15,459 and $5,193, respectively. These uses of cash were offset by $75,759 increase in amounts due to related parties, and $10,120 decrease to current assets which include GST receivable and prepaid expenses.

Non-cash transactions

During the nine-month period ended February 29, 2024, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$187,517 (February 28, 2023 - $Nil) in gain on forgiveness of debt associated with the debt settlement agreements signed on December 18, 2023, whereby certain debt holders agreed to waive the accrued interest on the principal amounts due under the notes payable, resulting in a $100,186 debt forgiveness. Furthermore, the Company discharged outstanding debt to specific vendors due to the balances exceeding the statute of limitations, resulting in an additional gain on forgiveness of debt of $87,331;

•$53,655 (February 28, 2023 - $32,775) in interest accrued on the outstanding notes and vendor payables;

•$31 in unrealized foreign exchange gain (February 28, 2023 - $71,072 loss), which resulted from fluctuations of the Canadian dollar, the functional currency of Cell MedX Canada, in relation to the US dollar, the functional currency of the parent company, being also the Company’s reporting currency;

Net Cash Used in Investing Activities

The Company did not have any investing activities during the nine-month periods ended February 29, 2024 and February 28, 2023.

Net Cash Provided by Financing Activities

During the nine-month period ended February 29, 2024, the Company received $10,000 from Mr. Vahabzadeh, the Company’s director, and an additional $10,000 from Mr. Ahdoot in exchange for notes payable due on demand and accumulating interest at 10% per annum. In addition, the Company received $75,000 in subscriptions to units of its common stock as part of the non-brokered private placement financing that was closed on March 12, 2024. Mr. Vahabzadeh and his spouse participated in the offering acquiring a total of 1,000,000 Units for $30,000.

During the nine-month period ended February 28, 2023, the Company received $137,372 under a number of loan agreements with Mr. Richard Jeffs, which were payable on demand and accumulated interest at 6% per annum. On October 12, 2022, the Company signed an agreement with Mr. Richard Jeffs to amend certain terms included in the loan agreements with him totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Richard Jeffs was to have full right and title of ownership to the eBalance® Technology and any and all products developed by the Company and its subsidiary based on the eBalance® Technology, as well as all eBalance® trademarks and certifications the Company was granted. All other terms of the loan agreements, including repayment date and interest rate, remained substantially the same. In December of 2023 Mr. Richard Jeffs assigned a portion of his loans to Mr. David Jeffs, and on December 29, 2023, these loans were converted to the shares of the Company’s common stock, effectively removing Mr. Jeffs’ right and title of ownership to the eBalance® Technology as described earlier.

Going Concern

The notes to the Company’s unaudited condensed consolidated financial statements as at February 29, 2024, disclose an uncertain ability for the Company to continue as a going concern. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company's research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, the research and development plans associated with the eBalance® technology were abandoned until such time that the Company has regained its financial stability. Management is planning to mitigate the Company’s shortfall in funds through equity or debt financing. On December 18, 2023, the Company entered into debt settlement agreements with its debt holders to convert $1,622,693 in current liabilities into 231,813,310 shares of common stock at a price of $0.007 per share, which resulted in a decrease to the working capital deficit. In addition, on March 12, 2024, the Company closed a non-brokered private placement financing for a total of 2,500,000 units at a price of $0.03 per Unit for gross proceeds of $75,000.

As at February 29, 2024, the Company had accumulated a deficit of $10,170,306 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

An appreciation of the Company’s critical accounting policies is necessary to understand its financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact the financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. The Company has applied its critical accounting policies and estimation methods consistently.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 29, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There is a high degree of risk associated with investing in our securities. Prospective investors should carefully read this Quarterly Report on Form 10-Q and consider the following risk factors when deciding whether to purchase our securities.

The risk factors outlined below are some of the known, substantial, material and potential risks that could adversely affect our business, financial condition, operating results and common share value. The Company cannot assure that it will successfully address these or any unknown risks and a failure to do so can have a negative impact on your investment. The Company may encounter risks in addition to those described below. Additional risks and uncertainties not currently known, or that are currently deem to be immaterial, may also impair or adversely affect the Company’s business, financial condition or results of operation.

Risks Associated with the Company and Industry it Operates in

The Company operates in a highly competitive market. The Company faces competition from large, well established medical device manufacturers and pharmaceutical companies in the market for treatment of pain and management of diabetes and related ailments. Many of these companies are very well accepted by health practitioners and have significant resources, and the Company may not be able to compete effectively.

The market for treatment and management of diabetes and related ailments is intensely competitive, subject to rapid change and significantly affected by new product introductions. The Company competes indirectly with pharmaceutical and medical device companies, such as Bayer Corp., Becton Dickinson Corp., LifeScan Inc., a division of Johnson & Johnson, the MediSense Inc., and TheraSense Inc. These competitors’ products are based on traditional healthcare model and are well accepted by health practitioners and patients. If these companies decide to penetrate the Company’s target market they could threaten its position in the market.

The Company is subject to numerous governmental regulations which can increase its costs of developing the eBalance® Technology and products based on this technology.

The Company’s products are subject to rigorous regulation by the FDA, Health Canada and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time-consuming, and approvals may not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, the Company’s products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In addition, no assurance can be given that the Company will remain in compliance with applicable FDA, Health Canada and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, advertising, and post-marketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns.

Changes in the health care regulatory environment may adversely affect the Company’s business.

A number of the provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and its amendments changed access to health care products and services and established new fees for the medical device industry. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. The Company cannot predict the timing or impact of any future rulemaking.

Inability to protect and enforce the Company’s intellectual property rights could adversely affect its financial results.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, tradenames, and other forms of trade dress, are important to the Company’s business. An inability to defend, protect and enforce its intellectual property rights could adversely affect the financial results, even if the Company is successful in developing and marketing products based on the eBalance® Technology. In addition, an adverse outcome in any litigation or interference proceeding could subject the Company to significant liabilities to third parties and require the Company  to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of the Company’s intellectual property rights are invalid could allow the Company’s competitors to compete more easily and cost-effectively. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The cost to the Company of any patent litigation or interference proceeding could be substantial. Uncertainties resulting from the initiation and continuation of patent litigation or interference proceedings could have a material adverse effect on the Company’s ability to compete in the marketplace. Patent litigation and interference proceedings could also absorb significant management time.

Competitors’ intellectual property may prevent the Company from selling its products or have a material adverse effect on its future profitability and financial condition.

Competitors may claim that the Company’s technology infringes upon their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require the Company to enter into license agreements. The Company cannot guarantee that it would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject the Company to significant damages or an injunction preventing the manufacture, sale or use of its product. Any of these events could have a material adverse effect on the profitability and financial condition of the Company.

The Company’s research and development efforts may not result in the development of commercially successful products based on its eBalance® Technology, which may hinder its profitability and future growth.

The Company plans to continue to further research the eBalance® Technology and develop products based on the Technology.  In order to develop commercially marketable products, the Company will be required to commit substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. The Company must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful.

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

Even if the Company successfully develops marketable products or commercially develop its current Technology, it may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations.

Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. The Company cannot state with certainty when or whether its products under development will be launched, whether it will be able to develop, license, or otherwise acquire new products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause the Company’s products to become obsolete, causing its revenues and operating results to suffer.

New products and technological advances by the Company’s competitors may negatively affect its results of operations.

The Company’s products face intense competition from its competitors. Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than the

Company’s products. The Company cannot predict with certainty the timing or impact of the introduction of competitors’ products.

Significant safety concerns could arise for the Company’s products, which could have a material adverse effect on its revenues and financial condition.

Health care products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, the Company may be required to amend the conditions of use for a product. For example, the Company may be required to provide additional warnings on a product’s label or narrow its approved intended use, either of which could reduce the product’s market acceptance. If serious safety issues arise with its product, sales of the product could be halted by the Company or by regulatory authorities. Safety issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of the Company’s products.

Inability to attract and maintain key personnel may cause the Company’s business to fail.

Success depends on the acquisition of key personnel. The Company will have to compete with other companies both within and outside the healthcare industry to recruit and retain competent employees and consultants. If the Company cannot maintain qualified personnel to meet the needs of its anticipated growth, we could face material adverse effects on the Company’s business and financial condition.

The Company lacks operating history and to date has generated only minimal revenues. If the Company cannot increase its revenue to start generating profits, its investors may lose their entire investment.

To date, the Company has generated only minimal revenues. No profits have been made to date and if the Company fails to make any then it may fail as a business and an investment in its common stock will be worth nothing. The Company has a limited operating history and thus its progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that the Company enters commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, the Company faces all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, the Company has accumulated deficit of $10,170,306 and there is no guarantee, that it may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

The Company needs to acquire additional financing, or its business will fail.

The Company must obtain additional capital, or its business will fail. In order to continue development of its eBalance® Technology, apply for medical licenses, FDA approvals, and to carry out its additional observational and clinical trials, the Company must secure more funds. Currently, the Company has limited resources and has already accumulated a deficit. The Company does not have immediate sources of financing. Financing may be subject to numerous factors including investor sentiment, acceptance of the Company’s technology and so on. The Company may also have to borrow large sums of money that require substantial capital and interest payments.

Risks related to the Company’s stock

The Company expects to raise additional capital through the offering of more shares, which will result in dilution to its current shareholders.

Raising additional capital through future offerings of common stock is expected to be necessary for the Company to continue. However, there is no guarantee that the Company will be successful in raising additional capital. Issuance of additional stock will increase the total number of shares issued and outstanding resulting in decrease of the percentage interest held by each of the Company’s shareholders.

The Company expects to convert some of the existing debt into shares of its common stock, which will result in dilution to its current shareholders.

In December 2023, the Company issued 231,813,310 shares of its common stock on conversion of a total of $1,622,693 in current liabilities, which resulted in a decrease to its working capital deficit. In order to reduce the

Company’s liabilities and improve its financial position further, the Company may continue converting its remaining debt to shares of common stock. Issuance of additional stock increases the total number of shares issued and outstanding resulting in decrease of the percentage interest held by each of the Company’s shareholders, further diluting their position.

Due to the current financial situation, and to improve likelihood of successful financing in the future the Company may decide to consolidated issued and outstanding shares of its common stock.

In order to improve the financial position, the Company may elect to consolidate its issued and outstanding shares of common stock. The effect of a share consolidation on the per share trading price of the Company’s common stock cannot be predicted with any certainty, and the history of share consolidations for other companies is varied, particularly since some investors may view a share consolidation negatively. It is possible that the per share trading price of the Company’s common stock after a share consolidation would not increase in the same proportion as the reduction in the number of the Company’s outstanding shares of common stock following the share consolidation or at all, and a share consolidation may not result in a per share trading price that would attract investors who do not trade in lower priced stocks. The Company cannot assure you that, if a share consolidation is implemented, its common stock will be more attractive to investors. If the Company implements a share consolidation, the per share trading price of its common stock may decrease due to factors unrelated to the share consolidation, including its future performance. If a share consolidation is consummated and the per share trading price of the Company’s common stock declines, the percentages decline as an absolute number and as a percentage of the Company’s overall market capitalization may be greater than would occur in the absence of a share consolidation.

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

There is a limited market for the Company’s common stock meaning that its shareholders may not be able to resell their shares.

The Company’s common stock currently has a limited market which may restrict shareholders’ ability to resell their stock or use their stock as collateral. Thus, the shareholders may have to sell their shares privately which may prove exceedingly difficult. Private sales are more difficult and often give lower than anticipated prices.

Should a larger public market develop for the Company’s stock, future sales of shares may negatively affect their market price.

Even if a larger market develops, the shares may be sparsely traded and have wide share price fluctuations. Liquidity may be low despite there being a market, making it difficult to get a return on the investment. The price also depends on potential investor’s feelings regarding the results of the Company’s operations, the competition of other companies’ shares, its ability to generate future revenues, and market perception about future of microcurrent technologies.

Because the Company stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

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

Because the Company’s securities constitute “penny stocks” within the meaning of the rules, the rules apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the Company’s securities in any market that might develop for them. As long as the quotation price of the Company’s common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s stock.

The Company has not paid nor anticipates paying cash dividends on its common stock.

The Company has not declared any dividends on its common stock during the past two fiscal years or at any time in its history. The Nevada Revised Statutes (the “NRS”), provide certain limitations on the Company’s ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits the Company from declaring dividends where, after giving effect to the distribution of the dividend:

(a)the Company would not be able to pay its debts as they become due in the usual course of business; or

(b)except as may be allowed by the Company’s Articles of Incorporation, its total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company was to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

The Company does not expect to declare any dividends in the foreseeable future as it expects to spend any funds legally available for the payment of dividends on the development of its business.

No assurance that forward-looking assessments will be realized.

The Company’s ability to accomplish its objectives and whether or not it is financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are in the discretion and control of management and others are beyond management’s control. The assumptions and hypotheses used in preparing any forward-looking assessments contained herein are considered reasonable by management. There can be no assurance, however, that any projections or assessments contained herein or otherwise made by management will be realized or achieved at any level.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET-FORTH AND NOT SET-FORTH HEREIN, AN INVESTMENT IN THE COMPANY’S SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN THE COMPANY’S SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET-FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX, AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN THE COMPANY’S SECURITIES. AN INVESTMENT IN THE COMPANY’S SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(7)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(7)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(8)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (9)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(10)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (11)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Cell MedX Corp. and Tradex Capital Corp.(11)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(13)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs.(13)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(13)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(13)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(14)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (14)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (14)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (14)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(16)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (16)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (16)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (16)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (16)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.(17)
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.(17)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (218)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (18)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (19)
10.70	Loan Agreement dated May 18, 2023, among Cell MedX Corp. and Sam Ahdoot.(19)
10.71	Loan Agreement dated January 4, 2024, among Cell MedX Corp. and Amir Vahabzadeh.
10.72	Loan Agreement dated January 4, 2024, among Cell MedX Corp. and Sam Ahdoot.

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from this Quarterly Report on Form 10-Q for the three- and nine-month periods ended February 29, 2024 and February 28, 2023 formatted in iXBRL (extensible Business Reporting Language):

(1) Unaudited Condensed Consolidated Balance Sheets at February 29, 2024 and as at May 31, 2023.
(2) Unaudited Condensed Consolidated Statements of Operations for the three- and nine-month periods ended February 29, 2024 and February 28, 2023.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at February 29, 2024.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the and nine-month periods ended February 29, 2024, and February 28, 2023.

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

(3)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014

(4)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on October 17, 2014

(5)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 3, 2014

(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with SEC on November 18, 2014

(7)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2018

(8)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2018

(9)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019

(10)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020

(11)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2020

(12)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2021

(13)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 30, 2021

(14)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on January 12, 2022

(15)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on April 14, 2022

(16)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022

(17)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023

(18)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on May 19, 2023

(19)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cell MedX Corp.

Date: April 15, 2024	By:	/s/ David Jeffs
David Jeffs
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2024	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer and Director
(Principal Accounting Officer)