Form 10-K
period 2024-05-31
Cell MedX Corp.
filed 2024-08-29
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number 000-54500

Cell MedX Corp.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	38-3939625 (I.R.S. Employer Identification No.)

1130 Pender Street, West, Suite 820 Vancouver, British Columbia (Address of principal executive offices)	V6E 4A4 (Zip Code)

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $490,813 based on average of closing bid and ask for Cell MedX Corp. shares on November 30, 2023.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 29, 2024
common stock - $0.001 par value	297,236,373

ii

Contents

iii

PART I

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Cell MedX,” “the Company,” “we,” “us,” or “our” are to Cell MedX Corp., collectively with its wholly owned subsidiary Cell MedX (Canada) Corp.

The information in this Annual Report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, the reader can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, the reader is urged to consider various factors, including the risks outlined from time to time, in other reports the Company files with the Securities and Exchange Commission.

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2024, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of the filing of this Form 10-K and the Company disclaims any obligation to publicly update these statements, or disclose any difference between the actual results and those reflected in these statements. The Company may, from time to time, make oral forward-looking statements. The Company strongly advises that the above paragraphs and the risk factors described in this Annual Report and in its other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results to materially differ from those in the oral forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

GENERAL

Cell MedX Corp. was incorporated under the laws of the State of Nevada on March 19, 2010. On April 26, 2016, the Company formed its wholly owned subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia.

Cell MedX is a biotech company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general health, anti-aging, pain relief, wellness and alleviate complications associated with medical conditions including, but not limited to: diabetes, insulin resistance, high blood pressure, neuropathy and kidney function. Cell MedX (Canada) is engaged in development and manufacturing of therapeutic devices based on the proprietary eBalance® Technology, which harnesses the power of microcurrents and their effects on the human body.

BUSINESS OF CELL MEDX

eBalance® Technology Acquisition

On November 25, 2014, the Company entered into a Technology Purchase Agreement (the “Purchase Agreement”) to acquire a proprietary microcurrent technology designed to be used in the treatment of diabetes and related ailments (the “eBalance® Technology”). Pursuant to the Purchase Agreement the Company paid a total of $100,000 and issued options to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share (the “Options”) of which Options to acquire up to 2,484,145 shares were exercised in August of 2020 for total consideration to the Company of $124,243. Remaining Options were cancelled based on the letter agreement dated September 26, 2016.

eBalance® Technology

eBalance® Technology is based on the science of bioelectric signals, their effect on epigenetic events within the human body, and ability to modify and effect the behavior of cells, tissues, and organs. The eBalance® Technology utilizes microcurrent electrical therapy (“MEY”) to deliver subsensory micro amperage current to the patient/user to support general wellness or provide temporary relief of pain. eBalance® Technology is intended to be used in managing complications caused by various pathological diseases and ailments, which may include diabetes, neuropathy, poor kidney function, high blood pressure and metabolic syndrome. eBalance® Technology is the cornerstone to the Company’s medical device systems, eBalance® Pro and eBalance® Home. eBalance® Pro System was designed for use by healthcare professionals in a clinical setting; eBalance® Home System, was designed to be used directly by patients to manage their symptoms at home.

A research and development plan adopted by the Company included a series of investigations that allowed the Company to move the eBalance® Device from the prototype stage through a series of refinements and enhancements to achieve the safety and efficacy objectives of the eBalance® Medical Device Systems and define a set of claims that were used for submission to the FDA’s  rigorous Pre-Market Approval (PMA) process for 510(k) clearance, as well as to receive Health Canada Class II Medical Device System Certification for the eBalance® Home System and eBalance® Pro System. Both systems are intended to be used for temporary relief of pain associated with sore-aching muscles in the shoulder, waist, back, neck, upper and lower extremities (arms and legs) due to strain from exercise or normal household work activities and general activities of daily living. The Health Canada Certifications received  for the eBalance® Home System and eBalance® Pro System in July and August 2020, respectively, allowed the Company to define  marketing claims for the eBalance® products. The results of the clinical observational trial the Company finalized during its Fiscal 2018 year (the “Clinical Study”) on the effects of eBalance® technology confirmed that claims such as diabetes management, reductions in fasting blood sugar, improvement of other markers that denote the degree and quality of blood sugar control, pain management, blood pressure control and insulin resistance, among several other positive results, warrant further investigation of the eBalance® Systems. Due to the Company’s financial situation, during the year ended May 31, 2023, the Company suspended further research of the eBalance® Technology, including the PMA process for 510(k) clearance, and defaulted on its Health Canada Class II Medical Device System Certification licenses, which were suspended on June 5, 2023.

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

Many cells in the human body are “electrically excitable” including those involved with production of chemical signals that affect blood sugar. One example of such a cell of the endocrine type is the L cell, which resides in the gut and secretes cell glucagon-like peptide-1 (GLP-1), glucagon-like peptide-2 (GLP-2), peptide YY (PYY) and oxyntomodulin. GLP-1 is an enteric hormone that stimulates insulin secretion and improves glycaemia in Type 2 diabetes. There is evidence that in Type 2 diabetes these cells become “unsynchronized”. Growing these cells in tissue culture and subjecting them to specific electrical signals can act to resynchronize their chemical activity and alter their behavior as a “dispersed” metabolic organ. This serves as an illustration of how endogenous ion flows may serve as key epigenetic regulators of cell behavior and suggests that bioelectric mechanisms might be harnessed at a whole organism level to cause functional regenerative changes. It is possible that eBalance® Technology may affect these processes, although that has yet to be established. The Company was considering a possibility to explore this hypothesis in greater detail during future clinical trials, however, due to lack of funding, new clinical trials were suspended and, as of the date of this Annual Report on Form 10-K, are not currently being reviewed.

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

Expansion of Disease Focus

Given the size of the market for diabetes control and management, the current eBalance® Technology has significant potential of success based solely on treating complications caused by diabetes. However, in order to capture a larger market share, the Company was considering developing more specialized software/treatment options which would have allowed the Company to continue to grow its market share and ensure constant revenue streams. The Company was planning to commence development of specialized software to target other ailments such as gout, hypertension, heart disease, neurological disorders, and depression, among others. As of the date of this Annual Report on Form 10-

1 International Diabetes Federation. IDF Diabetes Atlas - Tenth Edition (2021) - https://diabetesatlas.org/

K, the Company’s lack of funding and unfavorable financial position made it impossible to roll out such expansion, and management felt it necessary to stop all further research and development of eBalance® Technology until the Company is financially stable and has secured substantial financing to support its day-to-day operations and further research opportunities. As of the date of this Annual Report on Form 10-K, the Company is unable to provide any assurance that its attempts to raise additional capital will be successful.

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

Effects observed in these observational studies include subjective reports of diminished fatigue, improved cognition, diminished neuropathic limb pain, improved sleep, reduction in swelling of extremities, improved skin appearance in color and texture, and a reduction in visual disturbance. Objective measures included healing of wounds, control of blood pressure leading to discontinuation or reduction of medication, and greatly improved control of blood sugars with remarkable diminution in HbA1C (which reflects average blood sugar over months).  Remarkably, in the context of Type 1 Diabetes with other potential variables remaining the same, insulin requirements diminished by a considerable degree.

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

These studies observed alterations in several pathways, which are known to be deficient in persons with diabetes. The results of the Pilot Trial were notable in that significant shifts in metabolites related to blood sugar handling and disposal occurred in a very short time frame, with the only intervening variable being a 10-minute treatment with eBalance® Technology.

During fiscal 2016 the Company engaged Nutrasource Diagnostics Inc. (“Nutrasource”) with Dr. Richard Tytus of Hamilton Medical Research Group as the Lead Investigator, to commence observational clinical trial in Canada (“Clinical Study”) to assess and quantify eBalance® technology’s ability to alter key metabolic pathways while targeting improved blood sugar control.

Based on finalized investigational protocol, which received Health Canada’s approval on January 12, 2017, the Clinical Study was structured to assess the impact of three months of the eBalance® therapy, as an adjunct treatment, on HbA1c in 30 Type 1 and Type 2 diabetics. The secondary endpoints of the Clinical Study were defined to observe changes from baseline and medical history of each Clinical Study subject in the following:

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

The Clinical Study resulted in improvement in several biometric markers, including fasting blood sugar and plasma insulin.

Diabetes

The Clinical Study, tested the effectiveness of the eBalance® therapy as an adjunct treatment for diabetes and related complications in Type 1 and Type 2 diabetics over three months. The results of the Clinical Study showed that after three months of eBalance® treatments, average fasting blood glucose levels declined by 12.3% from 10.5 to 9.2 millimoles per litre. Plasma insulin declined by 48% from 168 to 86 picomoles per liter. These results indicate that, on average, the blood glucose uptake was increased and that less insulin was required to achieve that uptake. HbA1c levels declined by 0.16% from 8.36% to 8.20%. A longer double-blind, placebo-controlled study may be conducted in the future to determine if HbA1c levels would be further reduced as improving HbA1c by just 1% for individuals with Type 1 or Type 2 diabetes lowers their risk of combined microvascular complications by 25%.2

One of the largest diabetes clinical trials ever conducted, the UK Prospective Diabetes Study (UKPDS) showed that for every 1% reduction in HbA1c, the relative risk for:

•Microvascular complications decreased by 37%;

•Heart Failure decreased by 16%;

•Diabetes-related deaths decreased by 21%; and

•Myocardial infarction decreased by 14%.3

Blood pressure

After seven weeks of treatments, systolic pressure, the higher amount of pressure in the arteries during the contraction of the heart muscle, declined by 9.6% from 142 to 128 millimeters of mercury (“mmHg”) and stabilized at the lower level through to the end of the Clinical Study. During the same period, diastolic pressure, the pressure in the arteries when the heart muscle is between beats, and which is usually represented by a lower number, declined by 10.4% from 78 to 70 mmHg.

Pain and numbness

Neuropathy is nerve damage that can occur with diabetes as a result of high blood glucose levels and high blood pressure. The damage most often affects the extremities and causes pain, tingling or numbness in the hands, arms, legs and feet. Only two subjects suffered from pain at the beginning of the Clinical Study and both reported feeling either less pain or reduced coldness or numbness in their extremities. These findings support the Company’s in-house informal observation and testing results with a number of people who have used the eBalance® device. Future studies may recruit subjects who are experiencing pain and loss of feeling.

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

Product Development

On October 1, 2015, the Company entered into a development agreement with Mr. Claudio Tassi (the “Development Agreement”) for the development of the first eBalance® Professional Series Device (the “Prototype”), which was

2 Diabetes Control and Complications Trial (DCCT): https://www.niddk.nih.gov/about-niddk/research-areas/diabetes/blood-glucose-control-studies-type-1-diabetes-dcct-edic.

3 The UK Prospective Diabetes Study (UKPDS): clinical and therapeutic implications for type 2 diabetes (UKPDS): https://www.ncbi.nlm.nih.gov/pmc/articles/PMC2014359/

delivered to the Company in November 2015. In December of 2015 the Company ordered the first batch of 25 eBalance® Pro devices with the same configuration as the original Prototype, which were manufactured in early 2016.

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

After several months of testing and receiving feedback from the clinicians and participants, which allowed for further refinement of the devices, the Company ordered 20 units of the second generation eBalance® device, which were received in December 2016. These devices were also distributed to practitioners and other participants for observations and further testing.

In early 2017 the management decided to move manufacturing of the eBalance® devices to Canada. The decision to move to Canada was the outcome of further research the Company had done on potential markets, tax implications of manufacturing the devices in Europe versus in Canada, cross border transfer pricing, availability of raw material and the control of the production processes.

On October 16, 2017, the Company entered into a production development agreement (the “Development Agreement”) with Western Robotics Ltd. (“Western Robotics”) with an objective to enhance the eBalance® device based on preliminary findings from the Clinical Study and the Company’s ongoing in-house observations. The first batch of the Canadian-built eBalance® devices was completed during the 3rd quarter of the Company’s Fiscal 2019. The new eBalance® Devices were certified by LabTest Certification Inc. as Class A (professional use, which the Company refers to as eBalance® Pro System) and Class B (in-home use, which the Company refers to as eBalance® Home System) devices, and conformed to CSA, CE and UL standards for electrical safety and emission standards.

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

Research and development, including FDA and MDSAP audits are costly, and require large financing. Since the Company did not have the required financing in place, the management decided to postpone the plans to progress eBalance® Home and Pro Systems to market and allow the MDSAP certification to lapse. As a result of this decision, in June of 2023 Health Canada cancelled the Medical Device Licenses that were granted for the eBalance® Home and Pro systems.

The Company continues its efforts to raise capital through debt or equity financing or a combination of both, however, as of the date of this Annual Report on Form 10-K, has not been successful in securing sufficient funding to restart the development and licensing efforts. The Company is considering other alternatives to financing through joint-venturing and/or licensing further development of the eBalance® Technology.

Medical Device Regulations and Government Approvals

The manufacturing, packaging, marketing and importing of medical devices is heavily regulated in the United States, Canada and Europe. Further, the Company expects that any other countries in which it may seek to sell or market devices based on the eBalance® Technology will similarly have an extensive regulatory environment.

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

At the end of February 2020, the Company completed an audit required for certification of its quality management systems (“QMS”) under Stage 2 Medical Device Single Audit Program (“MDSAP”) and under ISO 13485:2016 standard. The audit was carried out by BSI Group Canada Inc. (“BSI”) and included the following:

-The effectiveness of the QMS incorporating the applicable regulatory requirements outlined by ISO13485:2016 standard and as required under MDSAP;

-Product/process-related technologies;

-Adequate technical documentation for the eBalance® device in relation to ISO13485:2016 standard and MDSAP; and

-The Company’s ability to comply with these requirements.

On March 31, 2020, the Company received Certificate No. FM 716345, certifying that the Company operates a Quality Management System which complies with the requirements of ISO 13485:2016 for design, development and manufacture of microcurrent therapeutic devices for wellness and pain relief, and on June 2, 2020, received a certificate #MDSAP 716274.

Following the receipt of ISO and MDSAP certificates, the Company filed two separate applications for Class II Medical Device Licenses for the eBalance® Pro System and the eBalance® Home System with Health Canada. On July 17, 2020, Health Canada issued a Class II Medical Device License #104925 for the eBalance® Home System, and on August 18, 2020, issued a Class II Medical Device License #105044 for the eBalance® Pro System.

Class II Medical Licenses require the Company to go through annual MDSAP audits. Since the Company did not have adequate financing, the 2022-23 audit was cancelled, resulting in cancellation of the Class II Medical Device Licenses by Health Canada.

Prior to selling the eBalance® Home and Pro Systems in the United States, the Company will be required to apply for an approval from the FDA through a process known as 510K submission. Due to the financial situation of the Company, the submission for the 510K clearance was not finalized and the Company withdrew its application.

The cancellation of Class II Medical Device Licenses by Health Canada resulted in the Company suspending all its revenue-generating activities associated with sales of eBalance® Home and Pro Systems, as well as monthly recurring revenue from the online sales of eBalance® treatment packages.

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

Marketing Plans

On March 21, 2019, the Company entered into an exclusive worldwide distribution agreement (the “Agreement”) with Live Current Media, Inc. (“LIVC”) for worldwide distribution rights to eBalance® devices in an end-user market (the “Direct Rights”). John Da Costa, Cell MedX’s director and former COO, was a director of LIVC until his resignation in April of 2022, Mr. David Jeffs, the Company’s director, CEO and President, was a director and President of LIVC until May 24, 2023. LIVC paid an initial one-time fee of $250,000. In order to maintain the exclusivity, LIVC will be required to order a minimum of 2,000 devices by the end of a 24-month period from the date the eBalance® device receives its 510K clearance from the FDA (the “Initial Term”). The Company agreed to sell the eBalance® devices to LIVC at a 20% discount to the regular retail price in place at the time of the order (the “License Fee”), with 50% of the License Fee payable at the time of placing an order, and remaining 50% payable on the specified delivery date of the devices. In addition, the Company agreed that during the Initial Term the License Fee for the eBalance® devices will be fixed at CAD$2,400 per device. In addition to the License Fee, LIVC was required to pay a monthly recurring fee per each eBalance® device equal to 50% of the regular monthly home-use fee set by the Company. Following the Initial Term, the minimum monthly fee was to be $100,000.

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

On September 6, 2018, the Company entered into an IP Royalty Agreement with an IP Vendor. Pursuant to the IP Royalty Agreement the Company agreed to acquire certain additional developments and improvements for its eBalance® devices that were developed by the IP Vendor in exchange for a perpetual royalty of US$350 or CAD$350, depending on the currency the revenue is generated in, for each device sold, distributed, or licensed whether through a distributor, sales representative or by the Company itself. As of the date of this Annual Report on Form 10-K, the IP Royalty Agreement with the IP Vendor has been cancelled.

Also on September 6, 2018, the Company entered into a Royalty Agreement with Mr. Richard Jeffs, the Company’s significant shareholder. Pursuant to the Royalty Agreement, the Company agreed to pay Mr. Richard Jeffs, in perpetuity, a 10% royalty on the revenue the Company receives from its distributors or end-users introduced to the Company by Mr. Richard Jeffs. As of the date of this Annual Report on Form 10-K, the Royalty Agreement with Mr. Richard Jeffs has been cancelled.

Number of Total Employees and Number of Full Time Employees

The Company has no employees other than its executive officers, who provide their services as independent consultants. The Company contracts for the services of medical and technical staff it requires to administer the observational studies and the clinical trials, as well as other consultants on “as needed” basis.

ITEM 1A. RISK FACTORS.

There is a high degree of risk associated with buying the Company’s common stock.  Prospective investors should carefully read this Annual Report on Form 10-K and consider the following risk factors when deciding whether to purchase the Company’s shares. These are speculative stocks and should be purchased by only those who can afford to lose their entire investment.

The risk factors outlined below are some of the known, substantial, material and potential risks that could adversely affect the Company’s business, financial condition, operating results and common share value. The Company cannot assure that it will successfully address these or any unknown risks and a failure to do so can have a negative impact on the individual investment. The Company may encounter risks in addition to those described below. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, may also impair or adversely affect the business, financial condition or results of operations of the Company.

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

To date, the Company has generated only minimal revenues. No profits have been made to date and if the Company fails to make any then it may fail as a business and an investment in its common stock will be worth nothing. The Company has a limited operating history and thus its progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that the Company enters commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, the Company faces all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties.  Since inception, the Company has accumulated deficit of $10,295,263 and there is no guarantee, that it may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Due to the current financial situation, and to improve the likelihood of successful financing in the future, the Company has decided to consolidate issued and outstanding shares of its common stock.

In order to improve the financial position, the Company has elected to consolidate its issued and outstanding shares of common stock. The effect of a share consolidation on the per share trading price of the Company’s common stock cannot be predicted with any certainty, and the history of share consolidations for other companies is varied, particularly since some investors may view a share consolidation negatively. It is possible that the per share trading price of the Company’s common stock after the share consolidation is finalized would not increase in the same proportion as the reduction in the number of the Company’s outstanding shares of common stock following the share consolidation or at all, and a share consolidation may not result in a per share trading price that would attract investors who do not trade in lower priced stocks. The Company cannot assure its shareholders that, if a share consolidation is implemented, its common stock will be more attractive to investors. Once the Company implements a share consolidation, the per share trading price of its common stock may decrease due to factors unrelated to the share consolidation, including its future performance. Once the share consolidation is consummated, should the per share trading price of the Company’s common stock decline, the percentages decline as an absolute number and as a percentage of the Company’s overall market capitalization may be greater than would occur in the absence of a share consolidation.

A share consolidation may decrease the liquidity of the Company’s common stock and result in higher transaction costs. The liquidity of the Company’s common stock may be negatively impacted by a share consolidation, given the reduced number of shares that would be outstanding after the share consolidation, particularly if the per share trading price does not increase as a result of the share consolidation. In addition, once the share consolidation is finalized, it will increase the number of the Company’s stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock.

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

Because the Company’s stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company's principal executive office is located at 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4, Canada, which is also principal office of the Company’s Subsidiary. The Company also maintains a virtual office at 123 W. Nye Ln, Suite 446, Carson City, NV 89706, USA. Other than these offices, the Company does not currently maintain any other facilities, and does not anticipate the need for maintaining other facilities at any time in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings and, to the best of its knowledge, none of its properties or assets are the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for the Company’s common stock are entered on the OTC Link alternative trading system under the symbol “CMXC”. The table below gives the highest and lowest share price for each fiscal quarter for the last two fiscal years. The share price information was obtained from Yahoo! Finance.

High & Low Bids
Period ended	High	Low
August 31, 2022	$0.123	$0.056
November 30, 2022	$0.120	$0.034
February 28, 2023	$0.039	$0.021
May 31, 2023	$0.029	$0.029
August 31, 2023	$0.050	$0.007
November 30, 2023	$0.051	$0.011
February 29, 2024	$0.079	$0.007
May 31, 2024	$0.048	$0.021

As of the date of this Annual Report on Form 10-K, the Company’s securities trade on the OTC Pink tier operated by OTC Markets.

HOLDERS OF RECORD

As of August 29, 2024, the Company had approximately 62 holders of record, according to a shareholders’ list provided by the Company’s transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Cell MedX’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119, and their telephone number is 702-361-3033.

DIVIDENDS

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future. The Company plans to retain its earnings, if any, to provide funds for the expansion of its business.

The Company’s Articles of Incorporation and Bylaws do not contain any restrictions limiting its ability to declare dividends. Section 78.288 of the Nevada Revised Statutes prohibits the Company from declaring dividends where, after giving effect to the distribution of the dividend:

(a)the Company would not be able to pay its debts as they become due in the usual course of business; or

(b)the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company would be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

On December 18, 2023, the Company accepted subscription agreements to settle debt in the amount of $1,622,693 with shares of its common stock at a price of $0.007 per share. The shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”), to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The shares issued to U.S. Persons, were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act, to the persons who qualify as “accredited investors” as that term is defined under Regulation D of the Act.

On March 12, 2024, the Company closed a private placement offering (the “Offering”) by issuing 2,500,000 units (each a "Unit") at a price of $0.03 per Unit for gross proceeds of $75,000. Each Unit sold under the Offering consisted of one share in the common stock of the Company and one share purchase warrant (the “Warrant”) expiring on March 12, 2026. Each Warrant is exercisable for one additional share of the Company’s common stock at a price of $0.04 per share on or before September 12, 2024, and at a price of $0.05 per share for the remaining life of the Warrant.

Units issued to non-U.S. persons were issued pursuant to the provisions of Regulation S of the Act on the basis that the subscribers are not residents of the United States, are otherwise not “U.S. persons” as that term is defined in Rule 902(k) of Regulation S of the Act and were not in the United States. Units issued to U.S. persons were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act on the basis that the subscribers are “accredited investors” as that term is defined under Regulation D of the Act.

Amir Vahabzadeh, a director of the Company, and his spouse participated in the Offering acquiring a total of 1,000,000 Units for $30,000, and Mr. Ahdoot, the Company’s significant shareholder, acquired 833,333 Units for $25,000.

PENNY STOCK RULES

The SEC has adopted regulations that regulate broker-dealer practices in connection with transactions in “penny stocks.” “Penny stocks” are generally defined as being any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends the common stock of the Company to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the securities of the Company, which could severely limit their market price and liquidity. The application of the “penny stock” rules may affect investor’s ability to resell the Company’s securities.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and Item 10(f) of Regulation SK, the Company is not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include the Company’s expectations and objectives regarding its future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.

Such risks and uncertainties include those set forth under this caption “Management’s Discussion and Analysis” and elsewhere in this Form 10-K. The Company does not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The Company advises its current and prospective shareholders to carefully review the reports and documents it files from time to time with the United States Securities and Exchange Commission (the “SEC”).

General

The inclusion of supplementary analytical and related information herein may require the Company to make estimates and assumptions to enable it to fairly present, in all material respects, the analysis of trends and expectations with respect to the Company’s results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions made.

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2024	2023	(Decrease)
Revenue	$-	$2,762	(100.0)%
COGS	-	2,279	(100.0)%
Gross margin	-	483	(100.0)%
Operating expenses
Consulting fees	129,956	83,387	55.8%
General and administrative expenses	160,935	275,534	(41.6)%
Research and development costs	(22,539)	89,220	(125.3)%
Total operating expenses	268,352	448,141	(40.1)%
Other items
Gain on forgiveness of debt	187,517	-	n/a
Interest	(61,651)	(47,384)	30.1%
Net loss	$(142,486)	$(495,042)	(71.2)%

Revenues

During the year ended May 31, 2024, the Company did not generate any revenue, as compared to $1,138 in revenue from sales of eBalance® devices and $1,624 received from monthly recurring revenue associated with the eBalance® treatment packages in the year ending May 31, 2023. The cost attributed to this revenue was $2,279.

As of the date of this Annual Report on Form 10-K, revenue-generating activities associated with sales of eBalance® Home and Pro Systems, as well as monthly recurring revenue from the online sales of eBalance® treatment packages continue to be suspended as a result of the cancellation of Health Canada Class II Medical Device licenses for the eBalance® Pro System, and eBalance® Home System.

Operating Expenses

During the year ended May 31, 2024, the Company’s operating expenses decreased by 40.1% from $448,141 incurred during the year ended May 31, 2023, to $268,352 incurred during the year ended May 31, 2024. The most significant changes were as follows:

•During the year ended May 31, 2024, consulting fees increased by $46,569, or 55.8%, from $83,387 incurred during the year ended May 31, 2023, to $129,956 incurred during the year ended May 31, 2024.

•Research and development fees for the year ended May 31, 2024, decreased by $111,759, or 125.3%, from $89,220 incurred during the year ended May 31, 2023, to a recapture of $22,539 incurred during the year ended May 31, 2024. The lower research and development fees during the year ended May 31, 2024, were associated with the decision to suspend further development of the eBalance® devices due to lack of funding and unfavorable financial position, as well as reversal of certain fees that were billed during the Fiscal 2023, for which the services were not provided.

•General and administrative fees for the year ended May 31, 2024, decreased by $114,599, or 41.6%, from $275,534 incurred during the year ended May 31, 2023, to $160,935 incurred during the year ended May 31, 2024. The largest factor that contributed to this change was associated with a decrease in management fees of $67,500, to $37,500, as during the current year ended May 31, 2024, the fees paid to the Company’s CFO have been included in consulting fees, in addition, during the comparative period the Company accrued $75,000 payable to a former CEO, as compared to $37,500 accrued as payable to the Company’s new CEO in the year ended May 31, 2024. In addition, during the year ended May 31, 2024, the Company incurred $7,082 in foreign exchange loss as compared to $83,918 loss in foreign exchange recorded for the comparative year ended May 31, 2023. The corporate communications fees decreased by $17,531 to $3,371. These decreases were in part offset by $1,849 increase to audit and accounting fees, and $39,416 increase in professional fees to $41,027, which resulted from the legal assistance in preparing submissions to the BCSC with request to revoke the CTO, debt conversion, and proposed changes to corporate and capital structure of the Company.

Other Items

During the year ended May 31, 2024, $61,651 (May 31, 2023 - $47,384) was accrued in interest associated with the outstanding notes and vendor payables.

On December 18, 2023, the Company entered into debt settlement agreements to convert an aggregate amount of $1,622,693 into shares of common stock at a price of $0.007 per share for an aggregate of 231,813,310 shares of common stock. Simultaneously with the conversion of debt into shares, certain debt holders agreed to waive the accrued interest on the principal amount due under the notes payable, which resulted in a $100,186 gain on forgiveness of debt for the year ended May 31, 2024. Furthermore, the Company discharged outstanding debt to specific vendors due to the balances exceeding the statute of limitations, which resulted in an additional gain on forgiveness of debt of $87,331. There were no similar transactions for the year ended May 31, 2023.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage
	2024	2023	Decrease
Current assets	$46,122	$103,270	55.3%
Current liabilities	872,577	2,488,750	64.9%
Working capital deficit	$(826,455)	$(2,385,480)	65.4%

As of May 31, 2024, the Company had a cash balance of $43,415, a working capital deficit of $826,455 and cash flows used in operations of $145,898 for the year then ended. During the year ended May 31, 2024, the Company funded its operations with funds borrowed under loan agreements which were entered into during the quarter ended

May 31, 2023, and by an additional $20,000 borrowed in January of 2024. These loans accumulate interest at 10% per annum, compounded monthly, and are due on demand. In addition, the Company received $75,000 in subscriptions to units of its common stock, which were issued on the close of the non-brokered private placement financing on March 12, 2024.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the year ended May 31, 2024. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owing when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2024	2023
Cash flows used in operating activities	$(145,898)	$(272,209)
Cash flows provided by financing activities	91,033	346,364
Effects of foreign currency exchange on cash	(15)	(240)
Net increase (decrease) in cash during the year	$(54,880)	$73,915

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2024, was $145,898. This cash was primarily used to cover cash operating expenses of $261,972, which were calculated as a net loss of $142,486 increased by the non-cash items totaling $119,486, and to decrease accrued liabilities by $8,500. These uses of cash were offset by a $75,546 increase in amounts due to related parties, a $46,750 increase to accounts payable, and a $2,278 decrease in other current assets, which include GST receivable and prepaid expenses.

Net cash used in operating activities during the year ended May 31, 2023, was $272,209. This cash was primarily used to cover cash operating expenses of $376,517, which were calculated as a net loss of $495,042 reduced by the non-cash items totaling $118,525, and to decrease accounts payable by $14,064. These uses of cash were offset by $99,194 increase in amounts due to related parties, an $11,408 decrease to current assets which included GST receivable and prepaid expenses, and a $7,770 increase in accrued liabilities.

Non-cash transactions

During the years ended May 31, 2024 and 2023, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$187,517 (May 31, 2023 - $Nil) in gain on forgiveness of debt associated with the debt settlement agreements signed on December 18, 2023, whereby certain debt holders agreed to waive the accrued interest on the principal amounts due under the notes payable, resulting in a $100,186 debt forgiveness. Furthermore, the Company discharged outstanding debt to certain vendors due to the balances exceeding the statute of limitations, resulting in an additional gain on forgiveness of debt of $87,331;

•$61,651 (May 31, 2023 - $47,384) in interest the Company accrued on the outstanding notes and vendor payables; and

•$6,380 in unrealized foreign exchange loss (May 31, 2023 - $71,141), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to US dollar, the functional currency of the parent company, being also the Company’s reporting currency.

Net Cash Provided by Financing Activities

During the year ended May 31, 2024, the Company received $10,000 from Mr. Vahabzadeh, the Company’s director, and an additional $10,000 from Mr. Ahdoot in exchange for notes payable due on demand and accumulating interest at 10% per annum. The Company repaid $3,967 in outstanding balance due under the note payable issued to its former VP of Technology and Operations. In addition, the Company received $75,000 in subscriptions to units of its common stock as part of the non-brokered private placement financing that was closed on March 12, 2024. Mr. Vahabzadeh and his spouse participated in the offering acquiring a total of 1,000,000 Units for $30,000, and Mr. Ahdoot, the Company’s significant shareholder, acquired 833,333 Units for $25,000.

During the year ended May 31, 2023, the Company received $169,987 under a number of loan agreements with Mr. Richard Jeffs, which were payable on demand and accumulated interest at 6% per annum. On October 12, 2022, the Company reached an agreement with Mr. Richard Jeffs to amend certain terms included in the loan agreements with him totaling $539,325. Under the amended terms, upon a default of any payment of the amount owed under the amended loan agreements, Mr. Richard Jeffs will have full right and title of ownership to the eBalance® Technology and any and all products developed by the Company and its subsidiary that are based on the eBalance® Technology, as well as all eBalance® trademarks and certifications the Company was granted. All other terms of the loan agreements, including repayment date and interest rate, remained substantially the same. With the debt conversion that took place in December of 2023, the terms of these loan agreements were rescinded.

In addition to loans from Mr. Richard Jeffs, the Company received $36,377 under loan agreements with Mr. David Jeffs, $90,000 under loan agreements with Mr. Vahabzadeh, the Company’s shareholder and new director, and an additional $50,000 under a loan agreement with Mr. Ahdoot. These loans accumulate interest at 10% per annum, compounded monthly, a total of $60,000 in principal was due on April 24, 2023, with the remaining loans due on demand. As of the date of this Annual Report on Form 10-K, the loan agreements due on April 24, 2023, are in default and payable on demand.

Net Cash Used in Investing Activities

The Company did not have any investing activities during the years ended May 31, 2024 and 2023.

Going Concern

The notes to the Company’s consolidated financial statements as at May 31, 2024, disclose an uncertain ability for the Company to continue as a going concern. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company's research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, the research and development plans associated with the eBalance® technology were abandoned until such time that the Company has regained its financial stability. Management is planning to mitigate the Company’s shortfall in funds through equity or debt financing. On December 18, 2023, the Company entered into debt settlement agreements with its debt holders to convert $1,622,693 in current liabilities into 231,813,310 shares of common stock at a price of $0.007 per share, which resulted in a decrease to the working capital deficit. In addition, on March 12, 2024, the Company closed a non-brokered private placement financing for a total of 2,500,000 units at a price of $0.03 per Unit for gross proceeds of $75,000.

As at May 31, 2024, the Company had accumulated a deficit of $10,295,263 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements for the year ended May 31, 2024, do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

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

Principals of consolidation

The consolidated financial statements include the accounts of Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp. On consolidation all intercompany balances and transactions are eliminated.

Foreign currency translations and transactions

The Company’s functional and reporting currency is the United States dollar. The Company translates foreign denominated monetary assets and liabilities into their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as part of operating expenses on the statement of operations.

The functional currency of the Subsidiary is the Canadian dollar. On consolidation, the Subsidiary translates the assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in other comprehensive income/loss. As of the date of this Annual Report on Form 10-K the Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

At May 31, 2024, the Company had 2,500,000 share purchase warrants issued and outstanding that could have a dilutive effect (2023 – Nil). The effect of the Company’s outstanding share purchase warrants would have been anti-dilutive and therefore they were excluded from the calculation of diluted EPS.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over two years. All equipment acquired by the Company was fully amortized during the year ended May 31, 2022. The Company did not acquire any new equipment during the years ended May 31, 2024 and 2023.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2024 and 2023.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cell MedX Corp. (the “Company”) as of May 31, 2024 and 2023, the related consolidated statements of operations, stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not achieved profitable operations and has incurred losses in developing its business. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada (PCAOB ID 1173)

August 29, 2024

CELL MEDX CORP.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2024	May 31, 2023
ASSETS

Current assets
Cash	$43,415	$98,295
Other current assets	2,707	4,975
Total assets	$46,122	$103,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$288,891	$408,264
Accrued liabilities	28,058	36,560
Due to related parties	231,138	1,003,187
Notes and advances due to related parties	324,490	875,130
Notes and advances payable	-	165,609
Total liabilities	872,577	2,488,750

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 7,500,000,000 shares authorized; 297,236,373 and 62,923,063 shares issued and outstanding at May 31, 2024 and 2023, respectively	297,236	62,923
Additional paid-in capital	8,736,081	7,272,701
Reserves	366,493	366,493
Accumulated deficit	(10,295,263)	(10,152,777)
Accumulated other comprehensive income	68,998	65,180
Total stockholders’ deficit	(826,455)	(2,385,480)
Total liabilities and stockholders’ deficit	$46,122	$103,270

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2024	2023

Revenue
Sales	$-	$2,762
Cost of goods sold	-	2,279
Gross margin	-	483

Operating expenses
Consulting fees	129,956	83,387
General and administrative expenses	160,935	275,534
Research and development costs	(22,539)	89,220
Total operating expenses	268,352	448,141

Other items
Forgiveness of debt	187,517	-
Interest	(61,651)	(47,384)
Net loss	(142,486)	(495,042)

Foreign exchange translation income	3,818	118,593
Comprehensive loss	$(138,668)	$(376,449)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	161,008,445	62,923,063

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2022	62,923,063	$62,923	$7,272,701	$366,493	$(9,657,735)	$(53,413)	$(2,009,031)

Net loss for the year ended May 31, 2023	-	-	-	-	(495,042)	-	(495,042)
Translation to reporting currency	-	-	-	-	-	118,593	118,593

Balance - May 31, 2023	62,923,063	62,923	7,272,701	366,493	(10,152,777)	65,180	(2,385,480)

Shares issued for debt	231,813,310	231,813	1,390,880	-	-	-	1,622,693
Shares issued for cash	2,500,000	2,500	72,500	-	-	-	75,000
Net loss for the year ended May 31, 2024	-	-	-	-	(142,486)	-	(142,486)
Translation to reporting currency	-	-	-	-	-	3,818	3,818

Balance - May 31, 2024	297,236,373	$297,236	$8,736,081	$366,493	$(10,295,263)	$68,998	$(826,455)

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2024	2023

Cash flows used in operating activities
Net loss	$(142,486)	$(495,042)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	49,927	47,384
Accrued interest on vendor payables	11,724	-
Gain on forgiveness of debt	(187,517)	-
Unrealized foreign exchange	6,380	71,141
Changes in operating assets and liabilities
Other current assets	2,278	11,408
Accounts payable	46,750	(14,064)
Accrued liabilities	(8,500)	7,770
Due to related parties	75,546	99,194
Net cash flows used in operating activities	(145,898)	(272,209)

Cash flows provided by financing activities
Proceeds from notes due to related parties, net	16,033	296,364
Proceeds from notes payable	-	50,000
Proceeds from subscription to shares	75,000	-
Net cash provided by financing activities	91,033	346,364

Effects of foreign currency exchange on cash	(15)	(240)
Increase (decrease) in cash	(54,880)	73,915
Cash, beginning	98,295	24,380
Cash, ending	$43,415	$98,295

The accompanying notes are an integral part of these consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2024

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Cell MedX Corp. (“Cell MedX”, or the “Company”) was incorporated under the laws of the State of Nevada. On April 26, 2016, the Company formed a subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada”) under the laws of the province of British Columbia. Cell MedX is a biotech company focusing on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2024, the Company has not achieved profitable operations and has accumulated a deficit of $10,295,263. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

The functional currency of Cell MedX Canada is the Canadian dollar. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in other comprehensive income/loss.

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

At May 31, 2024, the securities that could have a dilutive effect included share purchase warrants to acquire up to 2,500,000 common shares of the Company (2023 – Nil). For the year ended May 31, 2024, the effect of the Company’s outstanding share purchase warrants would have been anti-dilutive and therefore they were excluded from the calculation of diluted EPS.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over two years. The Company had fully amortized its equipment during the year ended May 31, 2022. The Company did not acquire any new equipment during the years ended May 31, 2024 and 2023.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended May 31, 2024 and 2023.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 4) at May 31, 2024 and 2023:

	May 31, 2024	May 31, 2023
Due to the Chief Executive Officer (“CEO”) and President	$37,500	$-
Due to the former Chief Executive Officer(3)	-	85,000
Due to the Chief Financial Officer (“CFO”)	5,885	6,685
Due from the former Vice President (“VP”), Technology and Operations	-	(2,249)
Due to a company controlled by the director and former Chief Operating Officer (“COO”)(2)	184,243	784,032
Due to a company controlled by the former COO and a major shareholder	3,165	3,173
Due to Live Current Media, Inc. (“LIVC”)(1)	345	346
Due to a significant shareholder(2, 3)	-	126,200
Due to related parties	$231,138	$1,003,187

(1)LIVC is related to the Company through Mr. David Jeffs, significant shareholder of LIVC, who is the Company’s CEO and President.

(2)During the year ended May 31, 2024, a company controlled by the director and former COO assigned a total of $682,590 owed to it in separate transactions; of this amount a total of $425,590 were transferred to the Company’s related parties.

(3)During the year ended May 31, 2024, the Company’s former CEO assigned a total of $76,500 owed to him to Mr. Vahabzadeh a significant shareholder and director of the Company.

The amounts due to related parties are unsecured, due on demand and bear no interest.

During the years ended May 31, 2024 and 2023, the Company had the following transactions with related parties excluding interest accrued on the notes payable issued to related parties (Note 4):

	May 31, 2024	May 31, 2023
Management fees incurred to the CEO, President and director	$37,500	$-
Management fees incurred to the former CEO and director	-	75,000
Consulting fees incurred to the CFO (1)	30,000	30,000
Consulting fees incurred to the former VP, Technology and Operations	-	32,206
Consulting fees incurred to the company controlled by the former COO and director	99,956	22,181
Royalty incurred to LIVC	-	64
Royalty incurred to the company controlled by the COO and the significant shareholder	-	262
Total transactions with related parties	$167,456	$159,713

(1)During the year ended May 31, 2024, the services provided by the CFO were recorded as part of consulting fees. In the prior period, the services provided by the CFO were recorded as part of management fees.

NOTE 4 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at May 31, 2023 and 2022:

As at May 31, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$79,133	6%	Related party loans payable (1)	$14,600	$93,733
197,333	10%	Related party loans payable (1)	22,424	219,757
11,000	0%	Advances(2)	-	11,000
$287,466			$37,024	$324,490

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$642,049	6%	Related party loans payable (1)	$63,497	$705,546
127,351	10%	Related party loans payable (1)	2,518	129,869
39,715	0%	Advances(2)	-	39,715
$809,115			$66,015	$875,130

(1) Related Party Loans Payable

As at May 31, 2024, the Company owed a total of $93,733 under 6% notes payable due to related parties (May 31, 2023 - $705,546) of which $14,600 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2023 - $63,497).

As at May 31, 2024, the Company owed a total of $219,757 under 10% notes payable due to related parties (May 31, 2023 - $129,869) of which $22,424 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2023 - $2,518).

Notes payable with Mr. Richard Jeffs

As at May 31, 2024, the Company owed a total of $63,376 (May 31, 2023 - $640,655) under the notes payable with Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s new CEO and President, Mr. David Jeffs. Of the total amount owed, $9,014 (May 31, 2023 - $54,850) was associated with accrued interest. The notes payable are due on demand and accumulate interest at 6% annual interest compounded monthly. During the year ended May 31, 2024, the Company recorded $22,305 in interest on the notes payable due to Mr. Richard Jeffs (May 31, 2023 - $33,924).

On December 7, 2023, Mr. Richard Jeffs notified the Company that he had reassigned the notes payable the Company issued to him totaling $411,000 and CAD$26,800 to Mr. David Jeffs. The total amount reassigned including interest was $477,420. On assignment, the terms of the notes payable did not change, remaining payable on demand, accumulating interest at 6% annual interest compounded monthly.

On December 18, 2023, the Company and Mr. Richard Jeffs entered into a debt settlement agreement, whereas Mr. Richard Jeffs agreed to settle a total of $100,606 the Company owed to him under 6% notes payable into the Company’s common stock at a price of $0.007 per share for an aggregate of 14,372,285 shares. Mr. Richard Jeffs agreed to forgive the interest accrued on the converted principal totaling $21,455 (Note 6).

Notes payable with Mr. David Jeffs

As at May 31, 2024, the Company owed a total of $42,502 under loan agreements with Mr. David Jeffs, the Company’s newly appointed CEO and director, and a significant shareholder (May 31, 2023 - $56,194). The loans accrue 10% annual interest compounded monthly, are unsecured and payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as at the date of these consolidated financial statements. During the year ended May 31, 2024, the Company recorded $5,440 in interest on the principal (May 31, 2023 - $2,396).

On December 7, 2023, Mr. David Jeffs acquired, through reassignment of debt by Mr. Richard Jeffs, a total of $477,420 in notes payable including interest accrued thereon. On assignment, the terms of the notes payable did not change, remaining payable on demand, accumulating interest at 6% annually compounding monthly.

On December 14, 2023, Mr. David Jeffs notified the Company that he had reassigned a total of $105,000 to two members of his family.

On December 18, 2023, the Company and Mr. David Jeffs entered into a debt settlement agreement, whereas Mr. David Jeffs agreed to settle a total of $340,718 the Company owed to him under the notes payable into the Company’s common stock at a price of $0.007 per share for an aggregate of 48,674,013 shares. Mr. David Jeffs agreed to forgive the interest accrued on the converted principal totaling $51,128 (Note 6). $105,000 Mr. David Jeffs reassigned to the family members were similarly converted to the Company’s common stock at a price of $0.007 per share for an aggregate of 15,000,000 shares (Note 6).

As at May 31, 2024, the Company owed a total of $30,357 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2023- $28,589). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2024, the Company recorded $1,768 in interest on the principal (May 31, 2023 - $1,661).

Notes payable with Mr. Amir Vahabzadeh

As at May 31, 2024, the Company owed a total of $111,396 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2023 - $91,387). The loans are unsecured, and bear 10% annual interest compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and as of the date of these consolidated financial statements is in default. The remaining notes payable, totaling $70,000, are payable on demand. During the year ended May 31, 2024, Mr. Vahabzadeh acquired, in a private transaction, debt the Company owed to one of its lenders totaling $118,587 (Note 5), the terms of the acquired loans remained the same, being 6% annual interest compounded monthly, unsecured, and payable on demand.

On December 18, 2023, the Company and Mr. Vahabzadeh entered into a debt settlement agreement, whereas Mr. Vahabzadeh agreed to settle a total of $94,145 the Company owed to him under the notes payable into the Company’s common stock at a price of $0.007 per share for an aggregate of 13,449,342 shares. Mr. Vahabzadeh agreed to forgive the interest accrued on the converted principal totaling $25,619 (Note 6).

During the year ended May 31, 2024, the Company recorded $11,006 in interest on the principal (May 31, 2023 - $1,387).

Notes payable with Mrs. Susan Jeffs

As at May 31, 2024, the Company had no amount due under the loan agreement with Mrs. Susan Jeffs, wife of Mr. Richard Jeffs and mother of Mr. David Jeffs (May 31, 2023 - $12,558), as a result of a debt settlement agreement between the Company and Mrs. Jeffs, whereas Mrs. Jeffs agreed to settle a total of $11,127 the Company owed to her under an unsecured 6% note payable due on demand, into the Company’s common stock at a price of $0.007 per share for an aggregate of 1,589,656 shares. Mrs. Jeffs agreed to forgive the interest accrued on the converted principal totaling $1,984 (Note 6).

During the year ended May 31, 2024, the Company recorded $424 in interest on the principal (May 31, 2023 - $743).

Notes payable with Mr. Brad Hargreaves

As at May 31, 2024, the Company had no amount due under the unsecured note payable with Mr. Hargreaves the Company’s former VP of Technology and Operations (May 31, 2023 - $6,032). On June 1, 2023, Mr. Hargreaves requested to offset the amount he owed to the Company as at May 31, 2023, being $2,249 (CAD$3,059), against the amount the Company owed to him under the note payable. During the year ended May 31, 2024, the Company recorded $187 in interest on the note payable due to Mr. Hargreaves (May 31, 2023 - $357). In March of 2024, the Company repaid the balance owed under the note payable due to Mr. Hargreaves totaling $3,967.

Notes payable with a significant shareholder

During the year ended May 31, 2024, a holder of 10% notes payable (“Mr. Ahdoot”) acquired, in a private transaction, $167,000 in debt the Company owed to an entity controlled by the former COO and director of the Company. Mr. Ahdoot agreed to convert the $167,000 debt into 23,857,142 shares of the Company’s common stock at $0.007 per share, which resulted in Mr. Ahdoot becoming a significant shareholder of the Company (Note 6). Therefore, as at May 31, 2024, the balance due to Mr. Ahdoot under the notes payable has been included in the notes and advances due to related parties (Note 5).

As at May 31, 2024, the Company owed $65,859 (May 31, 2023 - $50,178) under unsecured notes payable with Mr. Ahdoot. During the year ended May 31, 2024, the Company recorded $5,681 in interest on the notes payable due to Mr. Ahdoot (May 31, 2023 - $178).

(2) Advances Payable

As at May 31, 2024, the Company owed a total of $11,000 (May 31, 2023 - $39,715) for an advance the Company received in its fiscal 2020 year. The advance is non-interest bearing, unsecured, and payable on demand.

On December 18, 2023, the Company entered into separate debt settlement agreements with Da Costa Management Corp (“DCM”), a company owned by John Da Costa, a director and a former COO of the Company, and Mr. David Jeffs, whereas DCM and Mr. David Jeffs agreed to settle a total of $28,722 the Company owed to DCM and Mr. David Jeffs into the Company’s common stock at a price of $0.007 per share for an aggregate of 4,103,115 shares (Note 6).

NOTE 5 - NOTES AND ADVANCES PAYABLE

As at May 31, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$-	6%	Loans payable (1)	$-	$-
-	10%	Loans payable (2)	-	-
$-			$-	$-

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$93,936	6%	Loans payable (1)	$21,495	$115,431
50,000	10%	Loans payable (1)	178	50,178
$143,936			$21,673	$165,609

(1)During the year ended May 31, 2024, one of the Company’s note holders sold its debt to Mr. Vahabzadeh, a director and significant shareholder. The total amount of the notes payable on the day of the transaction was $118,587. Upon the sale, the terms of the loans did not change and continued to accumulate 6% annual interest compounded monthly, payable on demand, and being unsecured. Mr. Vahabzadeh converted the principal owed under these loans on December 18, 2023, and forgave the interest accumulated as of that date (Notes 4 and 6).

(2)During the year ended May 31, 2024, Mr. Ahdoot acquired, in a private transaction, $167,000 in debt the Company owed to an entity controlled by the former COO and current director of the Company. Mr. Ahdoot agreed to convert the $167,000 debt into 23,857,142 shares of the Company’s common stock at $0.007 per share, which resulted in Mr. Ahdoot becoming a significant shareholder of the Company. Therefore, as at May 31, 2024, the balance due to Mr. Ahdoot under the notes payable has been included in the notes and advances due to related parties (Note 4).

During the year ended May 31, 2024, the Company recorded $3,116 in interest on the loans payable (May 31, 2023 - $6,916).

NOTE 6 - DEBT CONVERSION AND FORGIVENESS OF DEBT

On December 18, 2023, the Company entered into agreements to settle debt in the aggregate amount of $1,622,693 for shares of the Company’s common stock at a price of $0.007 per share for an aggregate of 231,813,310 shares of common stock (the “Debt Settlement”). Issuance of the common stock as part of the Debt Settlement resulted in a change in control of the Company (Note 9). As part of the Debt Settlement, Mr. David Jeffs acquired 73,959,726 shares of the Company’s common stock, while family members of Mr. David Jeffs acquired an additional 43,819,083 shares of common stock. Mr. Amir Vahabzadeh acquired 61,775,148 shares of common stock, while Mr. Vahabzadeh’s spouse acquired an additional 23,676,239 shares of common stock.

The following table shows the details of Debt Settlement.

	Amount converted	Shares issued on conversion
Debt converted with the former director and CEO	$8,500	1,214,285
Debt converted with a company controlled by a director and former COO	3,722	531,687
Debt converted with Mr. David Jeffs	517,718	73,959,726
Debt converted with Mr. Vahabzadeh	432,286	61,755,148
Debt converted with the spouse of Mr. Vahabzadeh	165,734	23,676,239
Debt converted with family members of Mr. David Jeffs	195,000	27,857,142
Debt converted with Mrs. Susan Jeffs	11,127	1,589,656
Debt converted with Mr. Richard Jeffs	100,606	14,372,285
Debt converted with Mr. Sam Ahdoot	167,000	23,857,142
Debt converted with other debt holders	21,000	3,000,000
Total	$1,622,693	231,813,310

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

NOTE 7 - OTHER CURRENT ASSETS

As at May 31, 2024, other current assets consisted of $900 in prepaid expenses (May 31, 2023 - $1,750) and $1,807 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2023 - $3,225).

NOTE 8 - REVENUE

Due to a loss of licenses issued to the Company previously by Health Canada, the Company was required to stop all its commercial activity during the year ended May 31, 2023, therefore the Company had no revenue for the year ended May 31, 2024. During the year ended May 31, 2023, the Company’s revenue consisted of sales of eBalance® devices, and monthly subscriptions to eBalance® microcurrent treatments up to the date the Health Canada cancelled the licenses. Following are the details of revenue and associated costs:

	Year ended May 31,
	2024	2023
Sales of eBalance® devices	$-	$1,138
Monthly subscriptions	-	1,624
Cost of sales	-	(1,949)
Royalty payable	-	(330)
Gross margin	$-	$483

NOTE 9 - SHARE CAPITAL

Common stock issued during the year ended May 31, 2024

On December 18, 2023, the Company issued an aggregate of 231,813,310 shares of common stock on settlement of $1,622,693 debt at $0.007 per share. Issuance of common stock as part of the Debt Settlement resulted in a change in control of the Company (Note 6).

On March 12, 2024, the Company closed a non-brokered private placement offering (the “Offering”) by issuing 2,500,000 Units of its common stock at $0.03 per Unit for total gross proceeds of $75,000.

Each Unit sold under the Offering consisted of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on March 12, 2026. Each Warrant can be exercised into one share of the Company’s common stock at $0.04 per share expiring on September 12, 2024, and at $0.05 per share during the remaining life of the Warrant. As part of the Offering, 833,333 Units were acquired by Mr. Vahabzadeh, 166,667 Units were acquired by Mr. Vahabzadeh’s spouse, and 833,333 Units were acquired by Mr. Ahdoot.

Common stock issued during the year ended May 31, 2023

During the year ended May 31, 2023, the Company did not have any transactions that would have resulted in the issuance of its common shares.

Options

As at May 31, 2024 and 2023, the Company did not have any share purchase options issued and exercisable.

During the year ended May 31, 2023, options to acquire up to 2,500,000 common shares at $0.35 per share expired unexercised.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2024 and 2023, are as follows:

	Year ended May 31, 2024			Year ended May 31, 2023
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	-	$	n/a	2,988,000		$0.67
Warrants exercised	2,500,000		$0.05	-	$	n/a
Warrants expired	-	$	n/a	(2,988,000)		$0.67
Warrants outstanding, ending	2,500,000		$0.05	-	$	n/a

The warrants issued and outstanding as at May 31, 2024, can be exercised into shares of the Company’s common stock at $0.04 per share until September 12, 2024, and at $0.05 per share until March 12, 2026, their expiry date.

NOTE 10 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2024	May 31, 2023
Net loss	$(142,486)	$(495,042)
Statutory tax rate	21%	21%
Expected income tax recovery	(30,000)	(104,000)
Effect of foreign exchange	10,000	23,000
Difference in statutory tax rate	-	(10,000)
Permanent difference and other	16,000	-
Adjustment to prior year’s provision versus statutory tax returns	(11,000)	11,000
Change in unrecognized deductible temporary differences	15,000	80,000
Total income tax expense (recovery)	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2024	May 31, 2023
Deferred income tax assets (liabilities)
Net operating losses - US	$1,411,000	$1,383,000
Net-capital losses - Canada	463,000	474,000
Equipment	3,000	5,000
Less: Unrecognized deferred tax assets	(1,877,000)	(1,862,000)
Net deferred income tax assets	$-	$-

At May 31, 2024 and 2023, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

At May 31, 2024, the Company had federal and state net operating loss carry forwards of approximately $6,720,000, $2,054,000 of which expire by 2037. The remaining balance of $4,666,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

As at May 31, 2024, the Company also had non-capital loss carry forwards of approximately $1,716,000 (2023 - $1,756,000) to reduce future Canadian taxable income. These losses expire in 2037 to 2044.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2022 through 2024 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of May 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

Management’s Report on Internal Controls over Financial Reporting

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

The Company’s independent auditors have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. As a result, this Annual Report does not include an attestation report of the independent registered public accounting firm regarding internal control over financial reporting. The Company was not required to have, nor has it, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

As of the end of the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s results of operations.

ITEM 9B. OTHER INFORMATION

BCSC Cease Trade Order

On October 11, 2022, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order (the “CTO”) in respect of the securities of the Company for failing to timely file its Annual Information Form (AIF), annual audited financial statements for the fiscal year ended May 31, 2022, and the related management’s discussion and analysis (collectively, the “Canadian Filings”). The Company’s inability to file the required Canadian Filings was due to the Company having insufficient funds to complete the audit of its annual financial statements for the year ended May 31, 2022. The Company had filed its Canadian Filings on April 7, 2023, filed its quarterly report for the period ended August 31, 2022 on April 19, 2023, for the period ended November 30, 2022 on May 19, 2023, and for the period ended February 28, 2023 on June 29, 2023. On November 22, 2023, the BCSC issued an order revoking the Cease Trade Order.

Delisting from OTCQB Market Tier

The Company’s securities trade on OTC Pink tier operated by OTC Markets. During the year ended May 31, 2023, the Company was in default of Section 2.2 of the OTCQB Standards relating to the Company’s ongoing disclosure obligations due to the late filing of its annual report for the year ended May 31, 2022, and for non-filing of the quarterly reports for the interim periods ended August 31, 2022, November 30, 2022 and February 28, 2023. The Company had filed its annual report for the year ended May 31, 2022, on April 7, 2023, filed its quarterly report for the period ended August 31, 2022 on April 19, 2023, for the period ended November 30, 2022 on May 19, 2023, and for the period ended February 28, 2023 on June 29, 2023. As of the date of this Annual Report on Form 10-K, the Company is current with all its filing obligations under Section 2.2 of the OTCQB Standards, however, due to the lack of funding, the Company made a decision to stay on OTC Pink tier to reduce its regulatory compliance costs.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The directors of the Company hold office until the earlier of (i) the Company’s next annual meeting of the stockholders, (ii) a director’s successor has been elected and qualified, or (iii) a voluntary resignation of a director. The Company’s executive officers are appointed by the Board of Directors and hold office until the resignation or removal by the Board.

Below table lists the Company’s management team as of May 31, 2024:

Name	Age	Positions
David Jeffs	54	Chief Executive Officer and Director
Joao (John) Da Costa	60	Director
George Adams	72	Director
Amir Vahabzadeh	55	Director
Yanika Silina	46	Chief Financial Officer, Treasurer, and Corporate Secretary

Set forth below is a brief description of the background and business experience of each of the Company’s executive officers and directors:

Mr. Jeffs joined the Board of Directors for the Company on December 12, 2023. Mr. Jeffs acted as the Chief Executive Officer, President and director of Live Current Media Inc. (“Live Current”), a technology company, from October 2010 until April 2022 and President and director of Live Current from May 2022 until May 2023. He was also the Chief Executive Officer of Live Current from July 2002 through May 2007 and the President and a director of Live Current from July 2002 through September 2007. During his first tenure as CEO of Live Current, the company was recognized as one of the fastest growing companies in British Columbia for three years running by Business in Vancouver magazine and as one of the fastest growing companies in Canada for two years in a row by Profit500 magazine. Mr. Jeffs graduated from the University of British Columbia with a Bachelor of Arts where he majored in economics.

Mr. Da Costa has served on the Board of Directors for the Company since June 8, 2020. From June 8, 2020 until November 7, 2023, Mr. Da Costa also served as the Chief Operating Officer of the Company. Mr. Da Costa has more than twenty-five years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and President of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003. Mr. Da Costa currently serves as the CFO of Red Metal Resources Ltd., a mineral exploration company listed on the Canadian Securities Exchange and the CFO and a director of Kesselrun Resources Ltd., a mineral exploration company listed on the TSX Venture Exchange.

Dr. Adams has served on the Board of Directors for the Company since March 23, 2018. Dr. Adams is a scientist, serial entrepreneur and financier. From October 2010 until January 2023, Dr. Adams held the position of Chief Executive Officer of Ventripoint Diagnostics Inc., a medical devices company involved in the development of heart diagnostic devices for patients with heart disease. Dr. Adams has acted as the Executive Chair of Ventripoint Diagnostics since January 2023. His previous positions include CEO of Amorfix Life Sciences (TSX:AMF), Chairman of Sernova Corp (TSXV:SVA) and President and CEO of the UT Innovations Foundation. He has held research and executive positions with Boston Scientific, Pfizer, Corvita Canada Inc. and the University of Ottawa and has been instrumental in founding over 30 companies and raised more than $100 million of equity financing. Dr. Adams has contributed more than 120 articles to scientific journals and was recognized as a Technology Pioneer by the World Economic Forum in 2007.

Mr. Vahabzadeh joined the Board of Directors for the Company on December 12, 2023. Mr. Vahabzadeh has been involved in the Internet and health and wellness industries as an online business owner and consultant for over 15 years. Mr. Vahabzadeh also owned and operated a thoroughbred racing and breeding facility in British Columbia. Mr. Vahabzadeh holds a Bachelor of Arts degree and is a graduate of the University of British Columbia.

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014, Ms. Silina was also a member of the Company’s board of directors from September 26, 2016 until April 1, 2024. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO of Stuhini Exploration Ltd. (TSX.V: STU), CFO of Tocvan Ventures Corp (CSE: TOC), CFO of Cascade Copper Corp (CSE: CASC), and a director of Kesselrun Resources Ltd. (TSX.V: KES). Ms. Silina has previously held various management positions with other public companies listed on OTC Link alternative trading system and Canadian Securities Exchange.

Significant Employees

The Company has no significant employees other than its officers and directors.

Family Relationships

There are no family relationships between the Company’s executive officers or directors.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the executive officers and directors of the Company, and persons who own more than 10% of a registered class of the Company’s securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the management’s review of such reports received by the Company, the Company’s management has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during the Company’s fiscal year ended May 31, 2024.

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
David Jeffs, CEO, President and Director	2	3	None
Amir Vahabzadeh, Director	3	4	1
Joao (John) Da Costa, Director	1	1	None
Dwayne Yaretz, Former Director and CEO	1	1	None
Richard Jeffs, Significant shareholder	1	1	None

Nomination Procedure for Directors

The Company does not have a standing nominating committee. Recommendations for candidates to stand for election as directors are made by the Board of Directors. In carrying out their responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, Cell MedX Corp., 1130 Pender Street, West, Suite 820, Vancouver, BC V6E 4A4, Canada.

Identification of Audit Committee

The Company’s audit committee was formed on November 7, 2023, and initially consisted of Dr. George Adams, John Da Costa and Dwayne Yaretz, who resigned from the board of directors on April 1, 2024. David Jeffs was appointed to the audit committee upon the effectiveness of the Election of Directors.  Pursuant to the provisions of Section 6.1.1 of NI 52-110, Mr. Jeffs is not considered independent as he is an executive officer of the Company and a “control person” of the Company under Canadian securities laws and the provisions of the Company’s audit committee charter.

The audit committee is responsible for: (1) reviewing the Company’s financial statements and MD&A, (2) selection and oversight of the Company’s independent accountant; (2) consulting with the Company’s independent accountants on the quality of the Company’s accounting principles and internal controls and the completeness and accuracy of the Company’s financial statements; (3) reviewing with the Company’s independent accountants the audit plans for the Company’s financial statements; and (4) reviewing and approving all audit, audit related services and any non-audit related services and fees and other compensation provided by and payable to the Company’s independent accountants.

Audit Committee Financial Expert

Dr. Adams and Mr. Da Costa are considered independent for purposes of Section 6.1.1 of NI 52-110.  Dr. Adams and Mr. Da Costa are considered to be “audit committee financial experts” as that term is defined in Item 407(d)(5)(ii) of Regulation SK, and “financially literate” within the meaning set forth in NI 52-110.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all its executive officers and employees, including the CEO and CFO. The Company’s Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K. The Company’s management believes that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
David Jeffs CEO	2024	37,500(1)	Nil	Nil	Nil	Nil	Nil	Nil	37,500
	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Dwayne Yaretz Former CEO	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2023	75,000(2)	Nil	Nil	Nil	Nil	Nil	Nil	75,000

Yanika Silina CFO	2024	30,000(3)	Nil	Nil	Nil	Nil	Nil	Nil	30,000
	2023	30,000(3)	Nil	Nil	Nil	Nil	Nil	Nil	30,000

Joao (John) Da Costa Former COO	2024	Nil	Nil	Nil	Nil	Nil	Nil	99,956(4)	99,956
	2023	Nil	Nil	Nil	Nil	Nil	Nil	22,181(4)	22,181

Bradley Hargreaves Former Vice President, Technology and Operations	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2023	32,206(5)	Nil	Nil	Nil	Nil	Nil	Nil	32,206

(1)Mr. Jeffs was appointed to the Company’s board of directors and joined the Company’s management team as its Chief Executive Officer on December 12, 2023. The Company does not have a written compensation agreement with Mr. Jeffs. Effective January 1, 2024, Mr. Jeffs is being compensated for management services based on a verbal agreement with the Company at $7,500 per month.

(2)Mr. Yaretz was appointed to the Company’s board of directors and joined the Company’s management team as its Chief Executive Officer on April 25, 2022, until he resigned from this position on December 12, 2023. The Company did not have a written compensation agreement with Mr. Yaretz. Mr. Yaretz was compensated for management services based on a verbal agreement with the Company at $10,000 per month. As of January 15, 2023, Mr. Yaretz agreed to stop billing the Company for the services to help the Company to preserve its cash and facilitate the operating activities.

(3)The Company does not have a written compensation agreement with Ms. Silina. Ms. Silina is being compensated for consulting and accounting services based on a verbal agreement with the Company at a rate of $2,500 per month.

(4)The Company does not have a written compensation agreement with Mr. Da Costa. Mr. Da Costa provides his services through Da Costa Management Corp. a company he founded in 2003, of which he is the sole director of. During the first six months of the year ended May 31, 2024, the Company accrued CAD$10,000 per month as due to Da Costa Management for the services, during the second part of the year, Da Costa Management commenced billing Cell MedX (Canada) Corp. at CAD$12,500 per month. During the first three quarters of fiscal 2023, Da Costa Management was providing its services free of charge, during the fourth quarter of fiscal 2023 Da Costa Management billed the Company at CAD$10,000 per month.

(5)The Company did not have a written compensation agreement with Mr. Hargreaves. Mr. Hargreaves was compensated for his services based on a verbal agreement with the Company at a rate of CAD$5,000 per month. As of January 15, 2023, Mr. Hargreaves agreed to stop billing for the services to help the Company to preserve its cash and facilitate the operating activities. Mr. Hargreaves resigned from his position as the VP of Technology and Operations on December 12, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at May 31, 2024, the Company did not have any stock awards issued and exercisable by its named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K.

Executive Officer Employment / Consulting Agreements

The Company does not have employment, consulting, or other compensating plans or arrangements, between the Company and any one of its named executive officers. There are also no arrangements which provide for specific compensation in the event of resignation, retirement, other form of termination, or from a change of control of Cell MedX, or from a change in a named executive officer’s responsibilities following a change in control.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors during the fiscal year ended May 31, 2024, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our May 31, 2024, fiscal year is set out in the table above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Amir Vahabzadeh	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

As of the date of this Annual Report on Form 10-K the Company does not have any compensation arrangements with Dr. George Adams and Mr. Vahabzadeh for acting as members of the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of August 29, 2024, by: (i) each person (including any group) known to the Company to own more than five percent (5%) of any class of the voting securities, (ii) each of the Company’s directors named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of August 29, 2024, there were 297,236,373 shares of the Company’s common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	25,624,313	8.62%
Common Stock	Sam Ahdoot 3635 S Fort Apache Rd, Ste 200 Las Vegas, NV 89147-3404	25,523,808	8.56%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David Jeffs Chief Executive Officer and Director 2615 15th Avenue West Vancouver, BC V6K 2Z6	88,959,726	29.93%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary and former Director 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	50,000	0.02%
Common Stock	Joao (John) Da Costa Director 820 - 1130 West Pender Street Vancouver, BC V6E 4A4	2,061,687	0.69%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil
Common Stock	Amir Vahabzadeh Director 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	91,251,387	30.61%
Common Stock	Directors and Executive Officers (as a group)	182,322,800	61.13%

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders, as of May 31, 2024, the Company’s most recent fiscal year end:

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

Changes in Control

The Company’s management is not aware of any arrangements that might result in a change in control of the Company subsequent to the date of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Company’s common stock is quoted on the OTC Link alternative trading system on the OTC Pink marketplace, which does not have director independence requirements. In determining whether any of the Company’s directors are independent, the Company’s management has applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide. The Company’s management has determined that, under that definition, as of the date of this Annual Report on Form 10-K, Dr. George Adams and Mr. Da Costa are independent directors.

Transactions with Related Persons

Since June 1, 2022, the directors, executive officers, or holders of more than 5% of the Company’s common stock, or members of their immediate families, as described below, have completed transactions with the Company in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

Dwayne Yaretz, former CEO and director

As at May 31, 2024, the Company was not indebted to Mr. Yaretz. During the year ended May 31, 2023, the Company incurred $75,000 in consulting fees to Mr. Yaretz. As of January 15, 2023, Mr. Yaretz agreed to stop billing the Company for his services to help the Company to preserve its cash and facilitate the operating activities, therefore the Company did not record any fees as due to Mr. Yaretz during the year ended May 31, 2024.

During the year ended May 31, 2024, Mr. Yaretz assigned a total of $76,500 owed to him to Mr. Vahabzadeh, a director of the Company, and converted the remaining $8,500 into 1,214,285 common shares of the Company at $0.007 per share.

Yanika Silina, CFO, Treasurer, Corporate Secretary, and a former director

As at May 31, 2024, the Company was indebted to Ms. Silina in the amount of $5,885 on account of unpaid management and accounting fees and reimbursable expenses. During the year ended May 31, 2024, the Company incurred $30,000 in consulting fees to Ms. Silina (May 31, 2023 - $30,000, which were recorded as part of management fees).

Joao (John) Da Costa, director and former COO

As at May 31, 2024, the Company was indebted to Da Costa Management Corp., a company founded and operated by Mr. Da Costa, in the amount of $184,243 on account of unpaid consulting and accounting fees and reimbursable expenses. During the year ended May 31, 2024, the Company incurred $99,956 in consulting and accounting fees to Da Costa Management Corp (May 31, 2023 - $22,181).

On December 18, 2023, the Company entered into a debt settlement agreement with Da Costa Management Corp. to settle a total of $3,722 the Company owed to Da Costa Management Corp. into the Company’s common stock at a price of $0.007 per share for a total of 531,687 common shares.

During the year ended May 31, 2024, Da Costa Management Corp. assigned a total of $682,590 owed to it in separate transactions; of this amount a total of $425,590 were transferred to the Company’s related parties.

Bradley Hargreaves, former VP of Technology and Operations and a director

As at May 31, 2024, the Company was not indebted to Mr. Hargreaves 2023. At June 1, 2023, Mr. Hargreaves requested to offset the amount he owed to the Company as at May 31, 2023, being $2,249 (CAD$3,059), against the amount the Company owed to him under the note payable. During the year ended May 31, 2024, the Company recorded $187 in interest on the note payable due to Mr. Hargreaves (May 31, 2023 - $357). In March of 2024, the Company repaid the balance owed under the note payable due to Mr. Hargreaves totaling $3,967.

During the year ended May 31, 2023, the Company incurred $32,206 in consulting fees to Mr. Hargreaves. As of January 15, 2023, Mr. Hargreaves agreed to stop billing the Company for the services to help to preserve the Company’s cash and facilitate its operating activities, therefore, the Company did not record any fees as due to Mr. Hargreaves for the year ended May 31, 2024.

David Jeffs, CEO and director

As at May 31, 2024, the Company owed a total of $42,502 under loan agreements to Mr. David Jeffs (May 31, 2023 - $56,194). The loans accrue 10% annual interest compounded monthly, are unsecured and payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as at the date of the filing of this Annual Report on Form 10-K. During the year ended May 31, 2024, the Company recorded $5,440 in interest on the principal (May 31, 2023 - $2,396).

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

On December 18, 2023, the Company and Mr. David Jeffs entered into a debt settlement agreement, whereas Mr. David Jeffs agreed to settle a total of $340,718 the Company owed to him under the notes payable into the Company’s common stock at a price of $0.007 per share for an aggregate of 48,674,013 shares. Mr. David Jeffs agreed to forgive the interest accrued on the converted principal totaling $51,128. Mr. David Jeffs reassigned $105,000 of his debt to family members, who similarly converted it to the Company’s common stock at a price of $0.007 per share for an aggregate of 15,000,000 shares.

As at May 31, 2024, the Company owed a total of $30,357 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2023- $28,589). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2024, the Company recorded $1,768 in interest on the principal (May 31, 2023 - $1,661).

During the year ended May 31, 2024, the Company accrued a total of $37,500 in management fees due to Mr. Jeffs.

Amir Vahabzadeh, director

As at May 31, 2024, the Company owed a total of $111,396 under loan agreements with Mr. Vahabzadeh (May 31, 2023 - $91,387). The loans are unsecured, and bear 10% annual interest compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and as of the date of this Annual Report on Form 10-K is in default. The remaining notes payable, totaling $70,000, are payable on demand. During the year ended May 31, 2024, Mr. Vahabzadeh acquired, in a private transaction, debt the Company owed to one of its lenders totaling $118,587, the terms of the acquired loans remained the same, being 6% annual interest compounded monthly, unsecured, and payable on demand.

On December 18, 2023, the Company and Mr. Vahabzadeh entered into a debt settlement agreement, whereas Mr. Vahabzadeh agreed to settle a total of $432,286 the Company owed to him into the Company’s common stock at a price of $0.007 per share for an aggregate of 61,755,148 shares. Mr. Vahabzadeh agreed to forgive $25,619 in interest that was accrued on 6% notes payable, which were converted as part of the debt settlement.

During the year ended May 31, 2024, the Company recorded $11,006 in interest on the principal (May 31, 2023 - $1,387).

On March 12, 2024, the Company closed a non-brokered private placement offering (the “Offering”) by issuing 2,500,000 Units of its common stock at $0.03 per Unit for total gross proceeds of $75,000. Mr. Vahabzadeh, acquired 833,333 Units in the Offering, an additional 166,667 Units were acquired by Mr. Vahabzadeh’s spouse.

Richard Jeffs, significant shareholder

As at May 31, 2024, the Company owed a total of $63,376 (May 31, 2023 - $640,655) under notes payable with Mr. Richard Jeffs. Of the total amount owed, $9,014 (May 31, 2023 - $54,850) was associated with accrued interest. The notes payable are due on demand and accumulate interest at 6% annual interest compounded monthly. During the year ended May 31, 2024, the Company recorded $22,305 in interest on the notes payable due to Mr. Richard Jeffs (May 31, 2023 - $33,924).

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

Sam Ahdoot, significant shareholder

During the year ended May 31, 2024, Mr. Ahdoot acquired, in a private transaction, $167,000 in debt the Company owed to Da Costa Management Corp. Mr. Ahdoot agreed to convert the $167,000 debt into 23,857,142 shares of the Company’s common stock at $0.007 per share, which resulted in Mr. Ahdoot becoming a significant shareholder of the Company.

As at May 31, 2024, the Company owed $65,859 (May 31, 2023 - $50,178) under unsecured notes payable with Mr. Ahdoot. During the year ended May 31, 2024, the Company recorded $5,681 in interest on the notes payable due to Mr. Ahdoot (May 31, 2023 - $178).

Clementine Tang

Prior to December 2023, creditors of the Company assigned amounts owed by the Company to Ms. Tang, a spouse of Mr. Vahabzadeh. On December 18, 2023, the Company entered into an agreement with Ms. Tang to settle $165,734 in amounts owed to her by the Company for shares of the Company’s Common Stock at a price of $0.007 per share for 23,676,239 shares of Common Stock.

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

2024 - $37,250 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2023 - $34,500 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Cell MedX’s financial statements and are not reported in the preceding paragraph:

2024 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2023 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2024 - $2,950 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2023 - $4,090 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2024 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2023 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

The Company’s audit committee reviews the qualifications of the principal accountant and approves their engagement as the principal accountant prior to their engagement, prior to the formation of the audit committee, on November 7, 2023, the approval of the principal accountant was done by the entire board of directors. All of the non-audit services provided by the Company’s principal accountant were either pre-approved by the Audit Committee and the Board of Directors, prior to the formation of the Audit Committee on November 7, 2023, prior to engagement of the principal accountant for those services, or were approved by the audit committee or the Board of Directors prior to completion of the audit of the Company’s annual financial statements.

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

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp.(12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp.(12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)

Exhibit
Number	Description of Document
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs.(15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021. (18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021. (18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)

Exhibit
Number	Description of Document
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (24)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (24)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (25)
10.70	Loan Agreement dated May 18, 2023, among Cell MedX Corp. and Sam Ahdoot. (25)
10.71	Loan Agreement dated January 4, 2024, among Cell MedX Corp. and Amir Vahabzadeh. (26)
10.72	Loan Agreement dated January 4, 2024, among Cell MedX Corp. and Sam Ahdoot. (26)
14.1	Code of Ethics(3)
21.1	List of Significant Subsidiaries (23)

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the years ended May 31, 2024 and 2023 formatted in iXBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets at May 31, 2024 and 2023.

(2) Consolidated Statements of Operations for the years ended May 31, 2024 and 2023.

(3) Consolidated Statement of Stockholders’ Deficit as at May 31, 2024.

(4) Consolidated Statements of Cash Flows for the years ended May 31, 2024 and 2023.

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

(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022

(23)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023

(24)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2023

(25)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2023

(26)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 15, 2024

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Cell MedX Corp. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

CELL MEDX CORP.

Date: August 29, 2024	By:	/s/ David Jeffs
	Name:	David Jeffs
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 29, 2024	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Cell MedX Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ David Jeffs David Jeffs	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	August 29, 2024

/s/ Joao (John) Da Costa Joao (John) Da Costa	Member of the Board of Directors	August 29, 2024

/s/ Amir Vahabzadeh Amir Vahabzadeh	Member of the Board of Directors	August 29, 2024

/s/ George Adams George Adams	Member of the Board of Directors	August 29, 2024