Form 10-Q
period 2024-08-31
Cell MedX Corp.
filed 2024-10-15
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 15, 2024, was 297,236,373.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Cell MedX Corp. as at August 31, 2024, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three-month period ended August 31, 2024, are not necessarily indicative of the results that can be expected for the year ending May 31, 2025.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Cell MedX,” and the “Company” mean Cell MedX Corp. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

CELL MEDX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	August 31, 2024	May 31, 2024
ASSETS

Current assets
Cash	$20,552	$43,415
Other current assets	1,845	2,707
Total assets	$22,397	$46,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$311,167	$288,891
Accrued liabilities	6,705	28,058
Due to related parties	280,848	231,138
Notes and advances due to related parties	332,407	324,490
Total liabilities	931,127	872,577

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 7,500,000,000 shares authorized; 297,236,373 shares issued and outstanding at August 31, 2024, and May 31, 2024	297,236	297,236
Additional paid-in capital	8,739,246	8,736,081
Reserves	366,493	366,493
Accumulated deficit	(10,362,182)	(10,295,263)
Accumulated other comprehensive income	50,477	68,998
Total stockholders’ deficit	(908,730)	(826,455)
Total liabilities and stockholders’ deficit	$22,397	$46,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2024	2023
Operating expenses
Consulting fees	$34,894	$30,001
Foreign exchange	(14,209)	(5,409)
General and administrative expenses	16,451	26,156
Management fees	22,500	-
Research and development costs	-	306
Total operating expenses	59,636	51,054

Other items
Forgiveness of debt	1,569	-
Interest	(8,852)	(25,899)
Net loss	(66,919)	(76,953)

Foreign currency translation	(18,521)	(8,932)
Comprehensive loss	$(85,440)	$(85,885)

Net income (loss) per common share
Basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	297,236,373	62,923,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2023	62,923,063	$62,923	$7,272,701	$366,493	$(10,152,777)	$65,180	$(2,385,480)

Net loss for the period ended Aug 31, 2023	-	-	-	-	(76,953)	-	(76,953)
Translation to reporting currency	-	-	-	-	-	(8,932)	(8,932)

Balance - August 31, 2023	62,923,063	$62,923	$7,272,701	$366,493	$(10,229,730)	$56,248	$(2,471,365)

Balance - May 31, 2024	297,236,373	$297,236	$8,736,081	$366,493	$(10,295,263)	$68,998	$(826,455)

Debt forgiven by shareholders	-	-	3,165	-	-	-	3,165
Net loss for the period ended Aug 31, 2024	-	-	-	-	(66,919)	-	(66,919)
Translation to reporting currency	-	-	-	-	-	(18,521)	(18,521)

Balance - August 31, 2024	297,236,373	$297,236	$8,739,246	$366,493	$(10,362,182)	$50,477	$(908,730)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2024	2023

Cash flows used in operating activities
Net loss	$(66,919)	$(76,953)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	7,006	17,070
Accrued interest on vendor payables	1,846	8,830
Gain on forgiveness of debt	(1,569)	-
Unrealized foreign exchange	(14,523)	(5,407)
Changes in operating assets and liabilities
Other current assets	875	750
Accounts payable	20,702	(1,263)
Accrued liabilities	(21,361)	5,916
Due to related parties	51,026	10,700
Net cash flows used in operating activities	(22,917)	(40,357)

Effects of foreign currency exchange on cash	54	136
Decrease in cash	(22,863)	(40,221)
Cash, beginning	43,415	98,295
Cash, ending	$20,552	$58,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELL MEDX CORP.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Cell MedX Corp. (“Cell MedX”, or the “Company”) was incorporated under the laws of the State of Nevada. On April 26, 2016, the Company formed a subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada”, or the “Subsidiary”) under the laws of the province of British Columbia. Cell MedX is a biotech company focusing on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness.

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2024. The interim unaudited condensed consolidated financial statements for the three months ended August 31, 2024, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2024, are not necessarily indicative of the results that may be expected for the year ending May 31, 2025.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2024, the Company has not achieved profitable operations and has accumulated a deficit of $10,362,182. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at August 31, 2024, and at May 31, 2024:

	August 31, 2024	May 31, 2024
Due to the Chief Executive Officer (“CEO”) and President	$60,000	$37,500
Due to the Chief Financial Officer (“CFO”)	5,600	5,885
Due to an entity controlled by a director of the Company	214,900	184,243
Due to an entity controlled by a director and a significant shareholder(1)	-	3,165
Due to Live Current Media, Inc. (“LIVC”)(2)	348	345
Due to related parties(3)	$280,848	$231,138

(1)During the three-month period ended August 31, 2024, an entity controlled by a director and a significant shareholder, agreed to forgive a total of $3,165 the Company owed for royalties. The forgiveness of royalties payable was recorded as part of additional paid-in capital.

(2)LIVC is related to the Company through Mr. Ahdoot, significant shareholder of LIVC, who is also the Company’s significant shareholder.

(3)The amounts due to related parties are unsecured, due on demand and bear no interest.

During the three-month periods ended August 31, 2024 and 2023, the Company had the following transactions with related parties:

	August 31, 2024	August 31, 2023
Management fees incurred to the CEO and President	$22,500	$-
Consulting fees incurred to the CFO	7,500	7,500
Consulting fees incurred to an entity controlled by a director of the Company	27,394	22,501
Total transactions with related parties	$57,394	$30,001

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at August 31, 2024 and May 31, 2024:

As at August 31, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$79,951	6%	Related party loans payable (1)	$15,903	$95,854
197,412	10%	Related party loans payable (1)	28,022	225,434
11,119	0%	Advances(2)	-	11,119
$288,482			$43,925	$332,407

As at May 31, 2023
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$79,133	6%	Related party loans payable (1)	$14,600	$93,733
197,333	10%	Related party loans payable (1)	22,424	219,757
11,000	0%	Advances(2)	-	11,000
$287,466			$37,024	$324,490

(1) Related Party Loans Payable

As at August 31, 2024, the Company owed a total of $95,854 under 6% notes payable due to related parties (May 31, 2024 - $93,733) of which $15,903 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2024 - $14,600).

As at August 31, 2024, the Company owed a total of $225,434 under 10% notes payable due to related parties (May 31, 2024 - $219,757) of which $28,022 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2024 - $22,424).

Notes payable with Mr. Richard Jeffs

As at August 31, 2024, the Company owed a total of $65,036 (May 31, 2024 - $63,376) under the notes payable with Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s CEO and President, Mr. David Jeffs. Of the total amount owed, $10,085 (May 31, 2024 - $9,014) was associated with accrued interest. The notes payable are due on demand and accumulate interest at 6% annual interest compounded monthly. During the three-month period ended August 31, 2024, the Company recorded $960 in interest on the notes payable due to Mr. Richard Jeffs (August 31, 2023 - $9,763).

Notes payable with Mr. David Jeffs

As at August 31, 2024, the Company owed a total of $43,674 under loan agreements with Mr. David Jeffs, the Company’s CEO, director, and a significant shareholder (May 31, 2024 - $42,502). The loans accrue 10% annual interest compounded monthly, are unsecured and payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as at the date of these condensed consolidated financial statements. During the three-month period ended August 31, 2024, the Company recorded $1,080 in interest on the principal (August 31, 2023 - $1,257).

As at August 31, 2024, the Company owed a total of $30,818 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2024- $30,357). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the three-month period ended August 31, 2024, the Company recorded $461 in interest on the principal (August 31, 2023 - $435).

Notes payable with Mr. Amir Vahabzadeh

As at August 31, 2024, the Company owed a total of $114,228 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2024 - $111,396). The loans are unsecured, and bear 10% annual interest compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and as of the date of these condensed consolidated financial statements is in default. The remaining notes payable, totaling $70,000, are payable on demand. During the three-month period ended August 31, 2024, the Company recorded $2,831 in interest on the principal (August 31, 2023 - $2,323).

Notes payable with a significant shareholder

As at August 31, 2024, the Company owed $67,534 (May 31, 2024 - $65,859) under unsecured notes payable with the Company’s significant shareholder (“Mr. Ahdoot”). The loans are unsecured, and bear 10% annual interest compounded monthly. During the three-month period ended August 31, 2024, the Company recorded $1,674 in interest on the principal (August 31, 2023 - $1,275).

(2) Advances Payable

As at August 31, 2024, the Company owed a total of $11,119 (May 31, 2024 - $11,000) for an advance the Company received in its fiscal 2020 year from an entity controlled by Mr. David Jeffs. The advance is non-interest bearing, unsecured, and payable on demand.

NOTE 4 - OTHER CURRENT ASSETS

As at August 31, 2024, other current assets consisted of $450 in prepaid expenses (May 31, 2024 - $900) and $1,395 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2024 - $1,807).

NOTE 5 - SHARE CAPITAL

During the three-month period ended August 31, 2024, the Company did not have any transactions that would have resulted in the issuance of its common shares.

Options

As at August 31, 2024 and May 31, 2024, the Company did not have any share purchase options issued and exercisable.

Warrants

The changes in the number of warrants outstanding during the three-month period ended August 31, 2024, and for the year ended May 31, 2024, are as follows:

	Three months ended August 31, 2024			Year ended May 31, 2024
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	2,500,000		$0.05	-	$	n/a
Warrants issued	-	$	n/a	2,500,000		$0.05
Warrants outstanding, ending	2,500,000		$0.05	2,500,000		$0.05

The warrants issued and outstanding as at August 31, 2024, can be exercised into shares of the Company’s common stock at $0.04 per share until September 12, 2024, and at $0.05 per share until March 12, 2026, their expiry date.

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

The discussion provided in this Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, filed with the United States Securities and Exchange Commission (the “SEC”) on August 29, 2024.

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

Results of Operations for the Three Months ended August 31, 2024 and 2023

Operating results for the three-month periods ended August 31, 2024 and 2023, and the changes in the operating results between those periods are summarized in the table below.

	Three Months ended August 31,		Percentage Increase/
	2024	2023	(Decrease)
Operating expenses
Consulting fees	$34,894	$30,001	16.3%
Foreign exchange gain	(14,209)	(5,409)	162.7%
General and administrative expenses	16,451	26,156	(37.1)%
Management fees	22,500	-	n/a
Research and development costs	-	306	(100.0)%
Total operating expenses	59,636	51,054	16.8%
Gain on forgiveness of debt	(1,569)	-	n/a
Interest	8,852	25,899	(65.8)%
Net loss	$66,919	$76,953	(13.0)%

Revenues

The Company did not have any revenue-generating activities during the three-month periods ended August 31, 2024 and 2023.

Operating Expenses

During the three-month period ended August 31, 2024, operating expenses increased by 16.8% from $51,054 incurred during the three months ended August 31, 2023, to $59,636 incurred during the three months ended August 31, 2024. The largest change was associated with $22,500 the Company incurred in management fees as compared to no management fees incurred during the comparative three-month period ended August 31, 2023. In addition, the Company incurred $34,894 in consulting fees, which increased by $4,893 as compared to $30,001 the Company incurred during the three-month period ended August 31, 2023. These increases were offset by a decrease in general and administrative expenses, which were reduced by $9,705, from $26,156 for the three-month period ended August 31, 2023, to $16,451 for the three-month period ended August 31, 2024. This change was mostly caused by a $10,232 reduction in accounting and audit fees, which was in part offset by a $3,744 increase in corporate communications.

Other Items

During the three-month period ended August 31, 2024, the Company accrued $7,006 (August 31, 2023 - $17,070) in interest associated with outstanding notes payable to related parties and $1,846 (August 31, 2023 - $8,830) interest accrued on other vendor payables.

During the same period, the Company discharged outstanding debt to its vendors due to the balances exceeding the statute of limitations, which resulted in gain on forgiveness of debt of $1,569. There were no similar transactions for the three-month period ended August 31, 2023.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2024	As at May 31, 2024	Percentage Increase/ (Decrease)
Current assets	$22,397	$46,122	(51.4)%
Current liabilities	931,127	872,577	6.7%
Working capital deficit	$(908,730)	$(826,455)	10.0%

As of August 31, 2024, the Company had a cash balance of $20,552, a working capital deficit of $908,730, and cash flows used in operations of $22,917 for the period then ended. During the three-month period ended August 31, 2024, the Company funded its operations with $75,000 received in subscriptions to units of its common stock, which were issued on the close of the non-brokered private placement financing on March 12, 2024.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the three-month period ended August 31, 2024. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owing when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Three months ended August 31,
	2024	2023
Cash flows used in operating activities	$(22,917)	$(40,357)
Effects of foreign currency exchange on cash	54	136
Net decrease in cash during the period	$(22,863)	$(40,221)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2024, was $22,917. This cash was primarily used to cover cash operating expenses of $74,159, which were represented by a net loss of $66,919 reduced by the non-cash items totaling $7,240, and to decrease accrued liabilities by $21,361. These uses of cash were offset by a $51,026 increase in amounts due to related parties, a $20,702 increase to accounts payable, and an $875 decrease in other current assets, which include GST receivable and prepaid expenses.

Net cash used in operating activities during the three months ended August 31, 2023, was $40,357. This cash was primarily used to cover the Company’s cash operating expenses of $56,460, which were represented by net loss of

$76,953 reduced by the non-cash items totaling $20,493, and to decrease accounts payable by $1,263. These uses of cash were offset by $10,700 increase in amounts due to related parties, $5,916 increase to accrued liabilities, and $750 decrease in other current assets.

Non-cash transactions

During the three-month period ended August 31, 2024, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$1,569 gain on forgiveness of debt (August 31, 2023 - $Nil), which was associated with outstanding debt the Company carried on its books that exceeded the statute of limitations;

•$7,006 (August 31, 2023 - $17,070) in interest accrued on the outstanding notes due to related parties;

•$1,846 (August 31, 2023 - $8,830) in interest accrued on the vendor payables; and

•$14,523 in unrealized foreign exchange gain (August 31, 2023 - $5,407), which resulted from fluctuations of Canadian dollar, the functional currency of Cell MedX Canada, in relation to the US dollar, the functional currency of the parent company, being also the Company’s reporting currency.

Net Cash Used in Investing and Financing Activities

The Company did not have any investing or financing activities during the three-month periods ended August 31, 2024 and 2023.

Going Concern

The notes to the Company’s unaudited condensed consolidated financial statements as at August 31, 2024, disclose an uncertain ability for the Company to continue as a going concern. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company's research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, the research and development plans associated with the eBalance® technology were abandoned until such time that the Company has regained its financial stability. Management is planning to mitigate the Company’s shortfall in funds through equity or debt financing.

As at August 31, 2024, the Company had accumulated a deficit of $10,362,182 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

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

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2024. Based on that evaluation, the Company’s management concluded that the disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2024, there were no changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There is a high degree of risk associated with investing in the securities of Cell MedX Corp. Prospective investors should carefully read this Quarterly Report on Form 10-Q and consider the following risk factors when deciding whether to purchase the securities of the Company.

The risk factors outlined below are some of the known, substantial, material and potential risks that could adversely affect the Company’s business, financial condition, operating results and common share value. The Company cannot assure that it will successfully address these or any unknown risks and a failure to do so can have a negative impact on your investment. The Company may encounter risks in addition to those described below. Additional risks and uncertainties not currently known, or that are currently deemed to be immaterial, may also impair or adversely affect the Company’s business, financial condition or results of operation.

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

To date, the Company has generated only minimal revenues. No profits have been made to date and if the Company fails to make any then it may fail as a business and an investment in its common stock will be worth nothing. The Company has a limited operating history and thus its progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that the Company enters commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, the Company faces all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, the Company has accumulated deficit of $10,362,182 and there is no guarantee, that it may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(7)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(7)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(8)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (9)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(10)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs. (11)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Cell MedX Corp. and Tradex Capital Corp.(11)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(13)
10.37	Loan Agreement and Note Payable dated October 15, 2021, among Cell MedX Corp. and Richard Jeffs.(13)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs.(13)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(13)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(14)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (14)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (14)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (14)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(16)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (16)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (16)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (16)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (16)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.(17)
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.(17)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (218)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (18)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (19)
10.70	Loan Agreement dated May 18, 2023, among Cell MedX Corp. and Sam Ahdoot.(19)
10.71	Loan Agreement dated January 4, 2024, among Cell MedX Corp. and Amir Vahabzadeh. (20)
10.72	Loan Agreement dated January 4, 2024, among Cell MedX Corp. and Sam Ahdoot. (20)

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three-month periods ended August 31, 2024 and 2023 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at August 31, 2024 and as at May 31, 2024.
(2) Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended August 31, 2024 and 2023.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at August 31, 2024 and 2023.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended August 31, 2024, and 2023.

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

Cell MedX Corp.

Date: October 15, 2024	By:	/s/ David Jeffs
David Jeffs
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 15, 2024	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)