Form 10-Q
period 2024-11-30
Stimcell Energetics Inc.
filed 2025-01-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2024

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File Number: 000-54500

Stimcell Energetics Inc.

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 14, 2025, was 19,816,272.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Stimcell Energetics Inc. (formerly, Cell MedX Corp.) as at November 30, 2024, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three- and six-month periods ended November 30, 2024, are not necessarily indicative of the results that can be expected for the year ending May 31, 2025.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Stimcell,” “Stimcell Energetics,” and the “Company” mean Stimcell Energetics Inc. (fka “Cell MedX Corp.”) and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	November 30, 2024	May 31, 2024
ASSETS

Current assets
Cash	$33,821	$43,415
Other current assets	4,525	2,707
Total assets	$38,346	$46,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$316,282	$288,891
Accrued liabilities	12,340	28,058
Due to related parties	325,945	231,138
Notes and advances due to related parties	366,484	324,490
Total liabilities	1,021,051	872,577

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized; 19,816,272 shares issued and outstanding at November 30, 2024, and May 31, 2024	19,816	19,816
Additional paid-in capital	9,016,666	9,013,501
Reserves	366,493	366,493
Accumulated deficit	(10,501,690)	(10,295,263)
Accumulated other comprehensive income	116,010	68,998
Total stockholders’ deficit	(982,705)	(826,455)
Total liabilities and stockholders’ deficit	$38,346	$46,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2024	2023	2024	2023
Operating expenses
Consulting fees	$34,743	$29,470	$69,637	$59,471
Foreign exchange	50,774	4,641	36,565	(768)
General and administrative expenses	22,681	8,150	39,132	34,306
Management fees	22,500	-	45,000	-
Research and development costs	-	301	-	607
Total operating expenses	130,698	42,562	190,334	93,616

Other items
Forgiveness of debt	-	-	1,569	-
Interest	(8,810)	(17,985)	(17,662)	(43,884)
Net loss	(139,508)	(60,547)	(206,427)	(137,500)

Foreign currency translation	65,533	6,420	47,012	(2,512)
Comprehensive loss	$(73,975)	$(54,127)	$(159,415)	$(140,012)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	19,816,272	4,194,871	19,816,272	4,194,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2023	4,194,871	$4,195	$7,331,429	$366,493	$(10,152,777)	$65,180	$(2,385,480)

Net loss for the period ended Aug 31, 2023	-	-	-	-	(76,953)	-	(76,953)
Translation to reporting currency	-	-	-	-	-	(8,932)	(8,932)

Balance – August 31, 2023	4,194,871	4,195	7,331,429	366,493	(10,229,730)	56,248	(2,471,365)

Net loss for the period ended Nov 30, 2023	-	-	-	-	(60,547)	-	(60,547)
Translation to reporting currency	-	-	-	-	-	6,420	6,420

Balance - November 30, 2023	4,194,871	$4,195	$7,331,429	$366,493	$(10,290,277)	$62,668	$(2,525,492)

Balance - May 31, 2024	19,816,272	$19,816	$9,013,501	$366,493	$(10,295,263)	$68,998	$(826,455)

Debt forgiven by shareholders	-	-	3,165	-	-	-	3,165
Net loss for the period ended Aug 31, 2024	-	-	-	-	(66,919)	-	(66,919)
Translation to reporting currency	-	-	-	-	-	(18,521)	(18,521)

Balance – August 31, 2024	19,816,272	19,816	9,016,666	366,493	(10,362,182)	50,477	(908,730)

Net loss for the period ended Nov 30, 2024	-	-	-	-	(139,508)	-	(139,508)
Translation to reporting currency	-	-	-	-	-	65,533	65,533

Balance - November 30, 2024	19,816,272	$19,816	$9,016,666	$366,493	$(10,501,690)	$116,010	$(982,705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended November 30,
	2024	2023

Cash flows used in operating activities
Net loss	$(206,427)	$(137,500)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	14,239	34,197
Accrued interest on vendor payables	3,423	9,687
Gain on forgiveness of debt	(1,569)	-
Unrealized foreign exchange	36,041	629
Changes in operating assets and liabilities
Other current assets	(1,886)	4,747
Accounts payable	28,361	17,928
Accrued liabilities	(15,699)	(28,230)
Due to related parties	104,081	22,857
Net cash flows used in operating activities	(39,436)	(75,685)

Cash flows from financing activities
Proceeds from notes due to related parties	30,000	-
Net cash provided by financing activities	30,000	-

Effects of foreign currency exchange on cash	(158)	13
Decrease in cash	(9,594)	(75,672)
Cash, beginning	43,415	98,295
Cash, ending	$33,821	$22,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Stimcell Energetics Inc. (formerly, Cell MedX Corp.) (“Stimcell”, or the “Company”) was incorporated under the laws of the State of Nevada. On April 26, 2016, the Company formed a subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada”, or the “Subsidiary”) under the laws of the province of British Columbia. Cell MedX is a biotech company focusing on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness.

Effective November 1, 2024, the Company completed a 1-for-15 Reverse Split (the “Reverse Split”) of its common stock. As a result of the Reverse Split, the Company’s authorized capital was decreased from 7,500,000,000 shares of common stock with par value of $0.001, of which 297,236,373 shares were outstanding immediately prior to the Reverse Split, to 500,000,000 shares of common stock with par value of $0.001, of which 19,816,272 were outstanding. All share and per-share amounts in these unaudited interim condensed consolidated financial statements have been retrospectively adjusted.

Concurrent with the Reverse Split, the Company amended its articles of incorporation to change the Company’s name from “Cell MedX Corp.” to “Stimcell Energetics Inc.” (the “Name Change”).

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2024. The interim unaudited condensed consolidated financial statements for the three and six months ended November 30, 2024, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended November 30, 2024, are not necessarily indicative of the results that may be expected for the year ending May 31, 2025.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2024, the Company has not achieved profitable operations and has accumulated a deficit of $10,501,690. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at November 30, 2024, and at May 31, 2024:

	November 30, 2024	May 31, 2024
Due to the Chief Executive Officer (“CEO”) and President	$84,399	$37,500
Due to the Chief Financial Officer (“CFO”)	5,596	5,885
Due to an entity controlled by a director of the Company	235,615	184,243
Due to an entity controlled by a director and a significant shareholder(1)	-	3,165
Due to Live Current Media, Inc. (“LIVC”)(2)	335	345
Due to related parties(3)	$325,945	$231,138

(1)During the six-month period ended November 30, 2024, an entity controlled by a director and a significant shareholder, agreed to forgive a total of $3,165 the Company owed for royalties. The forgiveness of royalties payable was recorded as part of additional paid-in capital.

(2)LIVC is related to the Company through Mr. Ahdoot, significant shareholder of LIVC, who is also the Company’s significant shareholder.

(3)The amounts due to related parties are unsecured, due on demand and bear no interest.

During the six-month periods ended November 30, 2024 and 2023, the Company had the following transactions with related parties:

	November 30, 2024	November 30, 2023
Management fees incurred to the CEO and President	$45,000	$-
Consulting fees incurred to the CFO	15,000	15,000
Consulting fees incurred to an entity controlled by a director of the Company	54,637	44,471
Total transactions with related parties	$114,637	$59,471

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at November 30, 2024 and May 31, 2024:

As at November 30, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$77,915	6%	Related party loans payable (1)	$16,935	$94,850
227,137	10%	Related party loans payable (1)	33,790	260,927
10,707	0%	Advances(2)	-	10,707
$315,759			$50,725	$366,484

As at May 31, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$79,133	6%	Related party loans payable (1)	$14,600	$93,733
197,333	10%	Related party loans payable (1)	22,424	219,757
11,000	0%	Advances(2)	-	11,000
$287,466			$37,024	$324,490

(1) Related Party Loans Payable

As at November 30, 2024, the Company owed a total of $94,850 under 6% notes payable due to related parties (May 31, 2024 - $93,733) of which $16,935 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2024 - $14,600).

As at November 30, 2024, the Company owed a total of $260,927 under 10% notes payable due to related parties (May 31, 2024 - $219,757) of which $33,790 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2024 - $22,424).

Notes payable with Mr. Richard Jeffs

As at November 30, 2024, the Company owed a total of $63,568 (May 31, 2024 - $63,376) under the notes payable with Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s CEO and President, Mr. David Jeffs. The notes payable are due on demand and accumulate interest at 6% annual interest compounded monthly. During the six-month period ended November 30, 2024, the Company recorded $1,918 in interest on the notes payable due to Mr. Richard Jeffs (November 30, 2023 - $19,536).

Notes payable with Mr. David Jeffs

As at November 30, 2024, the Company owed a total of $44,449 under loan agreements with Mr. David Jeffs, the Company’s CEO, director, and a significant shareholder (May 31, 2024 - $42,502). The loans accrue 10% annual interest compounded monthly, are unsecured and payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as at the date of these condensed consolidated financial statements. During the six-month period ended November 30, 2024, the Company recorded $2,173 in interest on the principal (November 30, 2023 - $2,517).

As at November 30, 2024, the Company owed a total of $31,282 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2024 - $30,357). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the six-month period ended November 30, 2024, the Company recorded $925 in interest on the principal (November 30, 2023 - $871).

Notes payable with Mr. Amir Vahabzadeh

On November 12, 2024, Mr. Vahabzadeh advanced the Company $30,000 in exchange for a 10% unsecured note payable due on demand. As at November 30, 2024, the Company owed a total of $147,247 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2024 - $111,396). The loans are unsecured and bear 10% annual interest compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and, as of the date of these condensed consolidated financial statements is in default. The remaining notes payable, totaling $100,000, are payable on demand. During the six-month period ended November 30, 2024, the Company recorded $5,851 in interest on the principal (November 30, 2023 - $5,087).

Notes payable with a significant shareholder

As at November 30, 2024, the Company owed $69,231 (May 31, 2024 - $65,859) under unsecured notes payable with the Company’s significant shareholder (“Mr. Ahdoot”). The loans are unsecured and bear 10% annual interest compounded monthly. During the six-month period ended November 30, 2024, the Company recorded $3,372 in interest on the principal (November 30, 2023 - $2,569).

(2) Advances Payable

As at November 30, 2024, the Company owed a total of $10,707 (May 31, 2024 - $11,000) for an advance the Company received in its fiscal 2020 year from an entity controlled by Mr. David Jeffs. The advance is non-interest bearing, unsecured, and payable on demand.

NOTE 4 - OTHER CURRENT ASSETS

As at November 30, 2024, other current assets consisted of $1,800 in prepaid expenses (May 31, 2024 - $900) and $2,725 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2024 - $1,807).

NOTE 5 - SHARE CAPITAL

During the six-month period ended November 30, 2024, the Company did not have any transactions that would have resulted in the issuance of its common shares.

Effective November 1, 2024, the Company completed a 1-for-15 Reverse Split of its common stock. As a result of the Reverse Split, the Company’s authorized capital was decreased from 7,500,000,000 shares of common stock with par value of $0.001, of which 297,236,373 shares were outstanding immediately prior to the Reverse Split, to 500,000,000 shares of common stock with par value of $0.001, of which 19,816,272 were outstanding.

Options

As at November 30, 2024 and May 31, 2024, the Company did not have any share purchase options issued and exercisable.

Warrants

The changes in the number of warrants outstanding during the six-month period ended November 30, 2024, and for the year ended May 31, 2024, are as follows:

	Six months ended November 30, 2024			Year ended May 31, 2024
	Number of warrants	Weighted average exercise price		Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	166,669		$0.75	-	$	n/a
Warrants issued	-	$	n/a	166,669		$0.75
Warrants outstanding, ending	166,669		$0.75	166,669		$0.75

The warrants issued and outstanding as at November 30, 2024, had an exercise price of $0.60 per share until September 12, 2024, as of September 12, 2024, the exercise price increased to $0.75 per share. These warrants expire on March 12, 2026.

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

Overview

The Company was incorporated under the laws of the State of Nevada on March 19, 2010. On April 26, 2016, the Company formed a wholly owned subsidiary, Cell MedX (Canada) Corp., (“Cell MedX Canada”, or the “Subsidiary”) under the laws of the Province of British Columbia.

Effective November 1, 2024, the Company completed a 1-for-15 reverse split (the “Reverse Split”) of its common stock. As a result of the Reverse Split, the Company’s authorized capital was decreased from 7,500,000,000 shares of common stock with par value of $0.001, of which 297,236,373 shares were outstanding immediately prior to the Reverse Split, to 500,000,000 shares of common stock with par value of $0.001, of which 19,816,272 were outstanding. All share and per-share amounts in this Quarterly Report on Form 10-Q have been retrospectively adjusted.

Concurrent with the Reverse Split, the Company amended its articles of incorporation to change the Company’s name from “Cell MedX Corp.” to “Stimcell Energetics Inc.” (the “Name Change”).

Stimcell Energetics Inc. is a biotech company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general health, anti-aging, pain relief, wellness and alleviate complications associated with medical conditions including, but not limited to: diabetes, insulin resistance, high blood pressure, neuropathy and kidney function. Cell MedX (Canada) is engaged in development and manufacturing of therapeutic devices based on the proprietary eBalance® Technology, which harnesses the power of microcurrents and their effects on the human body.

Results of Operations for the Three and Six Months ended November 30, 2024 and 2023

Operating results for the three and six months ended November 30, 2024 and 2023, and the changes in the operating results between those periods are summarized in the table below.

	Three Months ended November 30,		Percentage Increase/ (Decrease)	Six Months ended November 30,		Percentage Increase/ (Decrease)
	2024	2023		2024	2023
Operating expenses
Consulting fees	$34,743	$29,470	17.9%	$69,637	$59,471	17.1%
Foreign exchange loss (gain)	50,774	4,641	994.0%	36,565	(768)	4,861.1%
General and administrative expenses	22,681	8,150	178.3%	39,132	34,306	14.1%
Management fees	22,500	-	n/a	45,000	-	n/a
Research and development costs	-	301	(100.0)%	-	607	(100.0)%
Total operating expenses	130,698	42,562	207.1%	190,334	93,616	103.3%
Gain on forgiveness of debt	-			(1,569)	-	n/a%
Interest	8,810	17,985	(51.0)%	17,662	43,884	(59.8)%
Net loss	$139,508	$60,547	130.4%	$206,427	$137,500	50.1%

Revenues

The Company did not have any revenue-generating activities during the three and six months ended November 30, 2024 and 2023.

Operating Expenses

During the three-month period ended November 30, 2024, operating expenses increased by 207.1% from $42,562 incurred during the three months ended November 30, 2023, to $130,698 incurred during the three months ended November 30, 2024. The largest change was associated with a $46,133 increase in foreign exchange loss due to a weakening of the Canadian dollar in relation to the US dollar, which increased from $4,641 the Company recognized during the three months ended November 30, 2023, to $50,774 recognized for the period ended November 30, 2024. The second largest change was associated with $22,500 the Company incurred in management fees as compared to no management fees incurred during the comparative three-month period ended November 30, 2023. In addition, the Company incurred $34,743 in consulting fees, which increased by $5,273 as compared to $29,470 the Company incurred during the three months ended November 30, 2023, and a $14,531 increase in general and administrative expenses, from $8,150 for the three-month period ended November 30, 2023, to $22,681 for the three-month period ended November 30, 2024. This change was mostly caused by a $15,478 increase in accounting and audit fees, which was in part offset by a $2,195 decrease in professional fees and a $1,132 decrease in corporate communications.

On a year-to-date basis, our operating expenses increased by 103.3% from $93,616 we incurred during the six months ended November 30, 2023, to $190,334 we incurred during the six months ended November 30, 2024. The most significant changes were as follows:

•During the six months ended November 30, 2024, management fees increased to $45,000, as compared to no management fees incurred during the comparative six-month period ended November 30, 2023.

•During the six months ended November 30, 2024, consulting fees increased by $10,166, or 17.1%, from $59,471 incurred during the six months ended November 30, 2023, to $69,637 incurred during the six months ended November 30, 2024.

•Foreign exchange loss increased by $37,333 to $36,565 as at November 30, 2024, as compared to a recapture of $768 for the comparative period ended November 30, 2023. The foreign exchange loss was associated with a weakening of the Canadian dollar in relation to the US dollar.

•General and administrative fees for the six months ended November 30, 2024, increased by $4,826, or 14.1%, from $34,306 incurred during the six months ended November 30, 2023, to $39,132 incurred during the six months ended November 30, 2024. The largest factor that contributed to this change was associated with a $5,246 increase in accounting and audit fees to $10,196, as compared to $4,950 incurred during the comparative period. In addition, the corporate communications fees increased by $2,612 to $5,145. These increases were in part offset by a $3,485 decrease in professional fees, which amounted to $10,122, as compared to $13,607 during the comparative period.

Other Items

During the three months ended November 30, 2024, the Company accrued $7,233 (November 30, 2023 - $17,128) in interest associated with outstanding notes payable to related parties and $1,577 (November 30, 2023 - $857) in interest accrued on other vendor payables.

During the six months ended November 30, 2024, the Company accrued $14,239 (November 30, 2023 - $34,197) in interest associated with outstanding notes payable to related parties and $3,423 (November 30, 2023 - $9,687) in interest accrued on other vendor payables. During the same period, the Company discharged outstanding debt to its vendors due to the balances exceeding the statute of limitations, which resulted in gain on forgiveness of debt of $1,569. There were no similar transactions for the six-month period ended November 30, 2023.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2024	As at May 31, 2024	Percentage Increase/ (Decrease)
Current assets	$38,346	$46,122	(16.9)%
Current liabilities	1,021,051	872,577	17.0%
Working capital deficit	$(982,705)	$(826,455)	18.9%

As of November 30, 2024, the Company had a cash balance of $33,821, a working capital deficit of $982,705, and cash flows used in operations of $39,436 for the period then ended. During the six months ended November 30, 2024, the Company funded its operations with $30,000 the Company borrowed from its related party in exchange for a 10% note payable due on demand.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the six months ended November 30, 2024. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owing when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Six months ended November 30,
	2024	2023
Cash flows used in operating activities	$(39,436)	$(75,685)
Cash flows generated by financing activities	30,000	-
Effects of foreign currency exchange on cash	(158)	13
Net decrease in cash during the period	$(9,594)	$(75,672)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2024, was $39,436. This cash was primarily used to cover cash operating expenses of $154,293, which were represented by a net loss of $206,427 reduced by the non-cash items totaling $52,134, to decrease accrued liabilities by $15,699 and to increase other current assets by $1,886. These uses of cash were offset by a $104,081 increase in amounts due to related parties and a $28,361 increase in accounts payable.

Net cash used in operating activities during the six months ended November 30, 2023, was $75,685. This cash was primarily used to cover cash operating expenses of $92,987, which were represented by net loss of $137,500 reduced by the non-cash items totaling $44,513, and to decrease accrued liabilities by $28,230. These uses of cash were offset by $22,857 increase in amounts due to related parties, $17,928 increase to accounts payable, and $4,747 decrease in other current assets, which included GST receivable and prepaid expenses.

Non-cash transactions

During the six-months ended November 30, 2024, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$1,569 gain on forgiveness of debt (November 30, 2023 - $Nil), which was associated with outstanding debt the Company carried on its books that exceeded the statute of limitations;

•$14,239 (November 30, 2023 - $34,197) in interest accrued on the outstanding notes due to related parties;

•$3,423 (November 30, 2023 - $9,687) in interest accrued on the vendor payables; and

•$36,041 in unrealized foreign exchange loss (November 30, 2023 - $629), which resulted from fluctuations of the Canadian dollar, the functional currency of Cell MedX Canada, in relation to the US dollar, the functional currency of the parent company, being also the Company’s reporting currency.

Net Cash Provided by Financing Activities

During the six months that ended November 30, 2024, the Company borrowed $30,000 from its related party in exchange for a 10% note payable due on demand. The Company did not have similar transactions during the six months that ended November 30, 2023.

Net Cash Used in Investing Activities

The Company did not have any investing activities during the six months ended November 30, 2024 and 2023.

Going Concern

The notes to the Company’s unaudited condensed consolidated financial statements as at November 30, 2024, disclose an uncertain ability for the Company to continue as a going concern. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company's research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, the research and development plans associated with the eBalance® technology were abandoned until such time that the Company has regained its financial stability. Management is planning to mitigate the Company’s shortfall in funds through equity or debt financing.

As at November 30, 2024, the Company had accumulated a deficit of $10,501,690 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

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

An evaluation was conducted under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2024. Based on that evaluation, the Company’s management concluded that the disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2024, there were no changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There is a high degree of risk associated with investing in the securities of Stimcell Energetics Inc. Prospective investors should carefully read this Quarterly Report on Form 10-Q and consider the following risk factors when deciding whether to purchase the securities of the Company.

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

Risks Associated with the Company and Industry it Operates in

The Company operates in a highly competitive market. The Company faces competition from large, well-established medical device manufacturers and pharmaceutical companies in the market for treatment of pain and management of diabetes and related ailments. Many of these companies are very well accepted by health practitioners and have significant resources, and the Company may not be able to compete effectively.

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

To date, the Company has generated only minimal revenues. No profits have been made to date and if the Company fails to make any then it may fail as a business and an investment in its common stock will be worth nothing. The Company has a limited operating history and thus its progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that the Company enters commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, the Company faces all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, the Company has accumulated deficit of $10,501,690 and there is no guarantee, that it may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

In December 2023, the Company issued 15,454,221 shares of its common stock on conversion of a total of $1,622,693 in current liabilities, which resulted in a decrease to its working capital deficit. In order to reduce the Company’s liabilities and improve its financial position further, the Company may continue converting its remaining debt to shares of common stock. Issuance of additional stock increases the total number of shares issued and outstanding resulting in decrease of the percentage interest held by each of the Company’s shareholders, further diluting their position.

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

The Company’s common stock currently has a limited market which may restrict shareholders’ ability to resell their stock or use their stock as collateral. Thus, the shareholders may have to sell their shares privately, which may prove exceedingly difficult. Private sales are more difficult and often give lower than anticipated prices.

Should a larger public market develop for the Company’s stock, future sales of shares may negatively affect their market price.

Even if a larger market develops, the shares may be sparsely traded and have wide share price fluctuations. Liquidity may be low despite there being a market, making it difficult to get a return on the investment. The price also depends on potential investor’s feelings regarding the results of the Company’s operations, the competition of other companies’ shares, its ability to generate future revenues, and market perception about the future of microcurrent technologies.

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

The Company’s ability to accomplish its objectives and whether or not it is financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are in the discretion and control of management, and others are beyond management’s control. The assumptions and hypotheses used in preparing any forward-looking assessments contained herein are considered reasonable by management. There can be no assurance, however, that any projections or assessments contained herein or otherwise made by management will be realized or achieved at any level.

FOR ALL OF THE AFORESAID REASONS AND OTHERS SET FORTH AND NOT SET FORTH HEREIN, AN INVESTMENT IN THE COMPANY’S SECURITIES INVOLVES A CERTAIN DEGREE OF RISK. ANY PERSON CONSIDERING TO INVEST IN THE COMPANY’S SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS REPORT AND IN THE OTHER REPORTS AND DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SEC AND SHOULD CONSULT WITH HIS/HER LEGAL, TAX, AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN THE COMPANY’S SECURITIES. AN INVESTMENT IN THE COMPANY’S SECURITIES SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD TO LOSE THEIR TOTAL INVESTMENT.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Stimcell Energetics Inc. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Stimcell Energetics Inc., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Stimcell Energetics Inc., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Stimcell Energetics Inc., Jean Arnett, and Brad Hargreaves.(6)
10.8	Intellectual Property Royalty Agreement between Stimcell Energetics Inc. and Brek Technologies Inc., dated for reference September 6, 2018.(7)
10.9	Royalty Agreement between Stimcell Energetics Inc. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(7)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Stimcell Energetics Inc.(8)
10.11	Distribution Agreement between Stimcell Energetics Inc. and Live Current Media, Inc., dated for reference March 21, 2019. (9)
10.23	Buyback agreement between Live Current Media Inc. and Stimcell Energetics Inc., dated January 29, 2020.(10)
10.28	Loan Agreement dated July 3, 2020, among Stimcell Energetics Inc. and David Jeffs. (11)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Stimcell Energetics Inc. and Tradex Capital Corp.(11)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(13)
10.37	Loan Agreement and Note Payable dated October 15, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(13)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(13)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(13)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(14)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (14)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (14)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Stimcell Energetics Inc. and Bradley Hargreaves. (14)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(16)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (16)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (16)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (16)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (16)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.64	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and David Jeffs.(17)
10.65	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh.(17)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.67	Loan Agreement dated April 11, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (18)
10.68	Loan Agreement dated April 25, 2023, among Stimcell Energetics Inc. and David Jeffs. (18)
10.69	Loan Agreement dated May 16, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (19)
10.70	Loan Agreement dated May 18, 2023, among Stimcell Energetics Inc. and Sam Ahdoot.(19)
10.71	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Amir Vahabzadeh. (20)
10.72	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Sam Ahdoot. (20)
10.73	Loan Agreement dated November 12, 2024, among Stimcell Energetics, Inc. and Amir Vahabzadeh.

Exhibit
Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three and six months ended November 30, 2024 and 2023 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at November 30, 2024 and as at May 31, 2024.
(2) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2024 and 2023.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at November 30, 2024 and 2023.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2024, and 2023.

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

Stimcell Energetics Inc.

Date: January 14, 2025	By:	/s/ David Jeffs
David Jeffs
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 14, 2025	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)