Form 10-Q
period 2025-02-28
Stimcell Energetics Inc.
filed 2025-04-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 14, 2025, was 19,816,272.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Stimcell Energetics Inc. (formerly, Cell MedX Corp.) as at February 28, 2025, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended February 28, 2025, are not necessarily indicative of the results that can be expected for the year ending May 31, 2025.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Stimcell,” “Stimcell Energetics,” and the “Company” mean Stimcell Energetics Inc. (formerly “Cell MedX Corp.”) and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	February 28, 2025	May 31, 2024
ASSETS

Current assets
Cash	$6,678	$43,415
Other current assets	10,432	2,707
Total assets	$17,110	$46,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$310,901	$288,891
Accrued liabilities	8,803	28,058
Due to related parties	379,058	231,138
Notes and advances due to related parties	388,563	324,490
Total liabilities	1,087,325	872,577

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized; 19,816,272 shares issued and outstanding at February 28, 2025, and May 31, 2024	19,816	19,816
Additional paid-in capital	9,016,666	9,013,501
Reserves	366,493	366,493
Accumulated deficit	(10,642,227)	(10,295,263)
Accumulated other comprehensive income	169,037	68,998
Total stockholders’ deficit	(1,070,215)	(826,455)
Total liabilities and stockholders’ deficit	$17,110	$46,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating expenses
Consulting fees	$33,694	$35,325	$103,331	$94,796
Foreign exchange	41,552	221	78,117	(547)
General and administrative expenses	32,847	28,313	71,979	62,619
Management fees	22,500	15,000	67,500	15,000
Research and development costs	493	(21,084)	493	(20,477)
Total operating expenses	131,086	57,775	321,420	151,391

Other items
Forgiveness of debt	-	187,517	1,569	187,517
Interest	(9,451)	(9,771)	(27,113)	(53,655)
Net income (loss)	(140,537)	119,971	(346,964)	(17,529)

Foreign currency translation	53,027	(2,118)	100,039	(4,630)
Comprehensive income (loss)	$(87,510)	$117,853	$(246,925)	$(22,159)

Net income (loss) per common share
Basic and diluted	$(0.01)	$0.01	$(0.02)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	19,816,272	14,724,120	19,816,272	7,691,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Obligation to Issue Shares	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income (Loss)	Total

Balance - May 31, 2023	4,194,871	$4,195	$7,331,429	$-	$366,493	$(10,152,777)	$65,180	$(2,385,480)

Net loss for the period ended Aug 31, 2023	-	-	-	-	-	(76,953)	-	(76,953)
Translation to reporting currency	-	-	-	-	-	-	(8,932)	(8,932)

Balance – August 31, 2023	4,194,871	4,195	7,331,429	-	366,493	(10,229,730)	56,248	(2,471,365)

Net loss for the period ended Nov 30, 2023	-	-	-	-	-	(60,547)	-	(60,547)
Translation to reporting currency	-	-	-	-	-	-	6,420	6,420

Balance - November 30, 2023	4,194,871	4,195	7,331,429	-	366,493	(10,290,277)	62,668	(2,525,492)

Shares issued for debt	15,454,221	15,454	1,607,239	-	-	-	-	1,622,693
Obligation to issue shares	-	-	-	75,000	-	-	-	75,000
Net income for the period ended Feb. 29, 2024	-	-	-	-	-	119,971	-	119,971
Translation to reporting currency	-	-	-	-	-	-	(2,118)	(2,118)

Balance - February 29, 2024	19,649,092	$19,649	$8,938,668	$75,000	$366,493	$(10,170,306)	$60,550	$(709,946)

Balance - May 31, 2024	19,816,272	$19,816	$9,013,501	$-	$366,493	$(10,295,263)	$68,998	$(826,455)

Debt forgiven by shareholders	-	-	3,165	-	-	-	-	3,165
Net loss for the period ended Aug 31, 2024	-	-	-	-	-	(66,919)	-	(66,919)
Translation to reporting currency	-	-	-	-	-	-	(18,521)	(18,521)

Balance – August 31, 2024	19,816,272	19,816	9,016,666	-	366,493	(10,362,182)	50,477	(908,730)

Net loss for the period ended Nov 30, 2024	-	-	-	-	-	(139,508)	-	(139,508)
Translation to reporting currency	-	-	-	-	-	-	65,533	65,533

Balance – November 30, 2024	19,816,272	19,816	9,016,666	-	366,493	(10,501,690)	116,010	(982,705)

Net loss for the period ended Feb. 28, 2025	-	-	-	-	-	(140,537)	-	(140,537)
Translation to reporting currency	-	-	-	-	-	-	53,027	53,027

Balance - February 28, 2025	19,816,272	$19,816	$9,016,666	$-	$366,493	$(10,642,227)	$169,037	$(1,070,215)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended
	February 28, 2025	February 29, 2024

Cash flows used in operating activities
Net loss	$(346,964)	$(17,529)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	22,155	43,093
Accrued interest on vendor payables	4,958	10,562
Gain on forgiveness of debt	(1,569)	(187,517)
Unrealized foreign exchange	76,747	(31)
Changes in operating assets and liabilities
Other current assets	(7,877)	2,766
Accounts payable	24,664	34,851
Accrued liabilities	(19,215)	(23,465)
Due to related parties	163,949	23,640
Net cash flows used in operating activities	(83,152)	(113,630)

Cash flows from financing activities
Proceeds from notes due to related parties	46,745	20,000
Proceeds from subscription to shares	-	75,000
Net cash provided by financing activities	46,745	95,000

Effects of foreign currency exchange on cash	(330)	12
Decrease in cash	(36,737)	(18,618)
Cash, beginning	43,415	98,295
Cash, ending	$6,678	$79,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Stimcell Energetics Inc. (formerly, Cell MedX Corp.) (“Stimcell”, or the “Company”) was incorporated under the laws of the State of Nevada. On April 26, 2016, the Company formed a subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada”, or the “Subsidiary”) under the laws of the province of British Columbia. Stimcell is a biotech company focusing on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general wellness.

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on August 29, 2024. The interim unaudited condensed consolidated financial statements for the three and nine months ended February 28, 2025, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended February 28, 2025, are not necessarily indicative of the results that may be expected for the year ending May 31, 2025.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2025, the Company has not achieved profitable operations and has accumulated a deficit of $10,642,227. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at February 28, 2025, and at May 31, 2024:

	February 28, 2025	May 31, 2024
Due to the Chief Executive Officer (“CEO”) and President	$117,667	$37,500
Due to the Chief Financial Officer (“CFO”)	5,593	5,885
Due to an entity controlled by a director of the Company	255,472	184,243
Due to an entity controlled by a director and a significant shareholder(1)	-	3,165
Due to Live Current Media, Inc. (“LIVC”)(2)	326	345
Due to related parties(3)	$379,058	$231,138

(1)During the nine-month period ended February 28, 2025, an entity controlled by a director and a significant shareholder, agreed to forgive a total of $3,165 the Company owed for royalties. The forgiveness of royalties payable was recorded as part of additional paid-in capital.

(2)LIVC is related to the Company through Mr. Ahdoot, significant shareholder of LIVC, who is also the Company’s significant shareholder.

(3)The amounts due to related parties are unsecured, due on demand and bear no interest.

During the nine months ended February 28, 2025 and February 29, 2024, the Company had the following transactions with related parties:

	February 28, 2025	February 29, 2024
Management fees incurred to the CEO and President	$67,500	$15,000
Consulting fees incurred to the CFO	22,500	22,500
Consulting fees incurred to an entity controlled by a director of the Company	80,831	72,296
Total transactions with related parties	$170,831	$109,796

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at February 28, 2025 and May 31, 2024:

As at February 28, 2025
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$76,346	6%	Related party loans payable (1)	$18,001	$94,347
243,549	10%	Related party loans payable (1)	40,278	283,827
10,389	0%	Advances(2)	-	10,389
$330,284			$58,279	$388,563

As at May 31, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$79,133	6%	Related party loans payable (1)	$14,600	$93,733
197,333	10%	Related party loans payable (1)	22,424	219,757
11,000	0%	Advances(2)	-	11,000
$287,466			$37,024	$324,490

(1) Related Party Loans Payable

As at February 28, 2025, the Company owed a total of $94,347 under 6% notes payable due to related parties (May 31, 2024 - $93,733) of which $18,001 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2024 - $14,600).

As at February 28, 2025, the Company owed a total of $283,827 under 10% notes payable due to related parties (May 31, 2024 - $219,757) of which $40,278 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2024 - $22,424).

Notes payable with Mr. Richard Jeffs

As at February 28, 2025, the Company owed a total of $71,281 (May 31, 2024 - $63,376) under the notes payable with Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s CEO and President, Mr. David Jeffs. The notes payable are due on demand and accumulate interest at 6% annual interest compounded monthly. During February 2025, the Company borrowed an additional $8,724 from Mr. Richard Jeffs under an unsecured credit line, which allows the Company to draw up to CAD$100,000 at 10% per annum, and payable on demand.

During the nine months ended February 28, 2025, the Company recorded $2,867 in interest on the notes payable and the funds borrowed under the credit line with Mr. Richard Jeffs (February 29, 2024 - $21,390).

Notes payable with Mr. David Jeffs

As at February 28, 2025, the Company owed a total of $45,300 under loan agreements with Mr. David Jeffs, the Company’s CEO, director, and a significant shareholder (May 31, 2024 - $42,502). The loans accrue 10% annual interest compounded monthly, are unsecured and payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as at the date of these condensed consolidated financial statements. During the nine months ended February 28, 2025, the Company recorded $3,274 in interest on the principal (February 29, 2024 - $4,386).

As at February 28, 2025, the Company owed a total of $31,747 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2024 - $30,357). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the nine months ended February 28, 2025, the Company recorded $1,390 in interest on the principal (February 29, 2024 - $1,314).

Notes payable with Mr. Amir Vahabzadeh

On November 12, 2024, Mr. Vahabzadeh advanced the Company $30,000 in exchange for a 10% unsecured note payable due on demand. As at February 28, 2025, the Company owed a total of $150,908 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2024 - $111,396). The loans are unsecured and bear 10% annual interest compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and, as of the date of these condensed consolidated financial statements, is in default. The remaining notes payable, totalling $100,000, are payable on demand. During the nine months ended February 28, 2025, the Company recorded $9,512 in interest on the principal (February 29, 2024 - $8,245).

Notes payable with a significant shareholder

As at February 28, 2025, the Company owed $70,952 (May 31, 2024 - $65,859) under unsecured notes payable with the Company’s significant shareholder (“Mr. Ahdoot”). The loans are unsecured and bear 10% annual interest compounded monthly. During the nine-month period ended February 28, 2025, the Company recorded $5,093 in interest on the principal (February 29, 2024 - $4,049).

Notes payable with Mrs. Susan Jeffs

During February 2025, the Company borrowed $8,021 from Mrs. Susan Jeffs under a non-secured credit line, which allows the Company to draw up to CAD$100,000 at 10% per annum and is payable on demand.  During the nine months ended February 28, 2025, the Company recorded $21 in interest on the funds borrowed under the credit line with Mrs. Susan Jeffs (February 29, 2024 - $Nil).

(2) Advances Payable

As at February 28, 2025, the Company owed a total of $10,389 (May 31, 2024 - $11,000) for an advance the Company received in its fiscal 2020 year from an entity controlled by Mr. David Jeffs. The advance is non-interest bearing, unsecured, and payable on demand.

NOTE 4 - OTHER CURRENT ASSETS

As at February 28, 2025, other current assets consisted of $7,350 in prepaid expenses (May 31, 2024 - $900) and $3,082 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2024 - $1,807).

NOTE 5 - SHARE CAPITAL

During the nine months ended February 28, 2025, the Company did not have any transactions that would have resulted in the issuance of its common shares.

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

Options

As at February 28, 2025 and May 31, 2024, the Company did not have any share purchase options issued and exercisable.

Warrants

The changes in the number of warrants outstanding during the nine months ended February 28, 2025, and for the year ended May 31, 2024, are as follows:

	Nine months ended February 28, 2025		Year ended May 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	166,669	$0.75	-	$	n/a
Warrants issued	-	$-	166,669		$0.75
Warrants outstanding, ending	166,669	$0.75	166,669		$0.75

The warrants issued and outstanding as at February 28, 2025, had an exercise price of $0.60 per share until September 12, 2024, as of September 12, 2024, the exercise price increased to $0.75 per share. These warrants expire on March 12, 2026.

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

Recent Corporate Developments

In February 2025, the Company announced a new partnership with ADM Tronics Unlimited, Inc. to redesign the Company’s proprietary eBalance® microcurrent device, transforming it into a compact, affordable consumer unit optimized for home use, complete with additional diagnostic features. The Company’s vision is to redesign its eBalance® to empower individuals to take control of their health from the comfort of home. The new version will be smaller and more cost-effective than its predecessors, making microcurrent technology accessible to a broader audience. Additionally, it will feature additional diagnostics, including a real-time assessment of cellular energy capacity, treatment tracking, and personalized user profiles.

On March 18, 2025, the Company entered into a digital marketing services agreement (the “Agreement”) with Rain Communications Inc. (“Rain Communications”), an investor relations and public relations firm based in Vancouver, British Columbia, to provide comprehensive services for an eight-month term commencing on March 18, 2025.  Rain Communications will endeavor to increase awareness of StimCell, its eBalance® product, and its securities.

The Company will issue Rain Communications a total of 1,000,000 shares at a deemed price of $0.20 per share over the eight-month service period for a total consideration of $200,000. The shares will be issued in batches of 125,000 shares each month starting on April 18, 2025. The shares will be issued pursuant to provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) on the basis that Rain Communications is not a resident of the United States, and is otherwise not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S of the Act and were not in the United States.

On March 24, 2025, the Company entered into a debt settlement agreement with its service provider to settle $15,000 in outstanding debt through the issuance of 75,000 shares of the Company’s common stock (the “Debt Settlement”).  The shares are being issued pursuant to the provisions available under the Rule 506(b) of Regulation D of the Act on the basis that the subscriber is an “accredited investor” as that term is defined under Regulation D of the Act.

Results of Operations for the Three and Nine Months ended February 28, 2025 and February 29, 2024

Operating results for the three and nine months ended February 28, 2025 and February 29, 2024, and the changes in the operating results between those periods are summarized in the table below.

	Three Months ended		Percentage Increase/ (Decrease)	Nine Months ended		Percentage Increase/ (Decrease)
	Feb. 28, 2025	Feb. 29, 2024		Feb. 28, 2025	Feb. 29, 2024
Operating expenses
Consulting fees	$33,694	$35,325	(4.6)%	$103,331	$94,796	9.0%
Foreign exchange loss (gain)	41,552	221	18,701.8%	78,117	(547)	14,381.0%
General and administrative expenses	32,847	28,313	16.0%	71,979	62,619	14.9%
Management fees	22,500	15,000	50.0%	67,500	15,000	350.0%
Research and development costs	493	(21,084)	(102.3)%	493	(20,477)	(102.4)%
Total operating expenses	(131,086)	(57,775)	126.9%	(321,420)	(151,391)	112.3%
Gain on forgiveness of debt	-	187,517	(100.0)%	1,569	187,517	(99.2)%
Interest	(9,451)	(9,771)	(3.3)%	(27,113)	(53,655)	(49.5)%
Net loss	$(140,537)	$119,971	(217.1)%	$(346,964)	$(17,529)	1,879.4%

Revenues

The Company did not have any revenue-generating activities during the three and nine months ended February 28, 2025 and February 29, 2024.

Operating Expenses

During the three months ended February 28, 2025, operating expenses increased by 126.9% from $57,775 incurred during the three months ended February 29, 2024, to $131,086 incurred during the three months ended February 28, 2025. The largest change was associated with a $41,331 increase in foreign exchange loss due to a weakening of the Canadian dollar in relation to the US dollar, which increased from $221 the Company recognized during the three months ended February 29, 2024, to $41,552 recognized for the period ended February 28, 2025. The second largest change was associated with $22,500 the Company incurred in management fees as compared to $15,000 incurred in management fees during the three months ended February 29, 2024. In addition, the Company’s general and administrative expenses increased by $4,534, from $28,313 for the three months ended February 29, 2024, to $32,847 for the three months ended February 28, 2025. This change was mostly caused by a $16,699 increase in corporate communications, a $4,972 increase in filing and regulatory fees, and a $1,564 increase in accounting and audit fees, which were in part offset by a $17,175 decrease in professional fees and a $1,021 decrease in office expenses. The Company’s consulting fees decreased by $1,631 to $33,694 as compared to $35,325 the Company incurred during the three months ended February 29, 2024.

On a year-to-date basis, our operating expenses increased by 112.3% from $151,391 we incurred during the nine months ended February 29, 2024, to $321,420 we incurred during the nine months ended February 28, 2025. The most significant changes were as follows:

•During the nine months ended February 28, 2025, management fees increased to $67,500, as compared to $15,000 the Company incurred during the nine months ended February 29, 2024.

•During the nine months ended February 28, 2025, consulting fees increased by $8,535, or 9.0%, from $94,796 incurred during the nine months ended February 29, 2024, to $103,331 incurred during the nine months ended February 28, 2025.

•Foreign exchange loss increased by $78,664 to $78,117 for the nine months ended February 28, 2025, as compared to a recapture of $547 during the comparative period ended February 29, 2024. The foreign exchange loss was associated with a weakening of the Canadian dollar in relation to the US dollar.

•General and administrative expenses for the nine months ended February 28, 2025, increased by $9,360, or 14.9%, from $62,619 incurred during the nine months ended February 29, 2024, to $71,979 incurred during the nine months ended February 28, 2025. The largest factors that contributed to this change were associated with a $19,311 increase in corporate communications, a $5,712 increase in filing and regulatory fees, and a $6,810 increase in accounting and audit fees. These increases were in part offset by a $20,660 decrease in professional fees and a $1,796 decrease in office expenses.

Other Items

During the three months ended February 28, 2025, the Company accrued $7,917 (February 29, 2024 - $8,856) in interest associated with outstanding notes payable to related parties and $1,534 (February 29, 2024 - $915) in interest accrued on other vendor payables. During the nine months ended February 29, 2024, the Company discharged an outstanding debt to its vendors due to the balances exceeding the statute of limitations, which resulted in a gain on forgiveness of debt of $187,517. The Company did not have similar transactions during the three months ended February 28, 2025.

During the nine months ended February 28, 2025, the Company accrued $22,155 (February 29, 2024 - $43,093) in interest associated with outstanding notes payable to related parties and $4,958 (February 29, 2024 - $10,562) in interest accrued on other vendor payables. During the same period, the Company discharged outstanding debt to its vendors due to the balances exceeding the statute of limitations, which resulted in a gain on forgiveness of debt of $1,569 (February 29, 2024 - $187,517).

Liquidity and Capital Resources

Working Capital

	As at February 28, 2025	As at May 31, 2024	Percentage Increase/ (Decrease)
Current assets	$17,110	$46,122	(62.9)%
Current liabilities	1,087,325	872,577	24.6%
Working capital deficit	$(1,070,215)	$(826,455)	29.5%

As of February 28, 2025, the Company had a cash balance of $6,678, a working capital deficit of $1,070,215, and cash flows used in operations of $83,152 for the period then ended. During the nine months ended February 28, 2025, the Company funded its operations with $46,745 the Company borrowed from its related parties at 10% annual interest compounded monthly and due on demand.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the nine months ended February 28, 2025. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owing when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Nine months ended
	February 28, 2025	February 29, 2024
Cash flows used in operating activities	$(83,152)	$(113,630)
Cash flows generated by financing activities	46,745	95,000
Effects of foreign currency exchange on cash	(330)	12
Net decrease in cash during the period	$(36,737)	$(18,618)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2025, was $83,152. This cash was primarily used to cover cash operating expenses of $244,673, which were calculated by reducing a net loss of $346,964 by the non-cash items totaling $102,291, to decrease accrued liabilities by $19,215 and to increase other current assets by $7,877. These uses of cash were offset by a $163,949 increase in amounts due to related parties and a $24,664 increase in accounts payable.

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

Non-cash transactions

During the nine-months ended February 28, 2025, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$1,569 gain on forgiveness of debt (February 29, 2024 - $187,517), which was associated with outstanding debt the Company carried on its books that exceeded the statute of limitations;

•$22,155 (February 29, 2024 - $43,093) in interest accrued on the outstanding notes due to related parties;

•$4,958 (February 29, 2024 - $10,562) in interest accrued on the vendor payables; and

•$76,746 in unrealized foreign exchange loss (February 29, 2024 - $31 gain), which resulted from fluctuations of the Canadian dollar, the functional currency of Cell MedX Canada, in relation to the US dollar, the functional currency of the parent company, being also the Company’s reporting currency.

Net Cash Provided by Financing Activities

During the nine months ended February 28, 2025, the Company borrowed $30,000 from Mr. Vahabzadeh, the Company’s director, in exchange for a 10% note payable due on demand. In addition, the Company borrowed $8,724 from Mr. Richard Jeffs, the Company’s major shareholder, and a further $8,021 from Mrs. Susan Jeffs, the spouse of Mr. Richard Jeffs, under revolving credit lines, which accumulate interest at 10% per annum compounded monthly and are due on demand.

During the nine months ended February 29, 2024, the Company received $10,000 from Mr. Vahabzadeh, the Company’s director, and an additional $10,000 from Mr. Ahdoot in exchange for notes payable due on demand and accumulating interest at 10% per annum. In addition, the Company received $75,000 in subscriptions to units of its common stock as part of the non-brokered private placement financing that was closed on March 12, 2024. Mr. Vahabzadeh and his spouse participated in the offering acquiring a total of 1,000,000 Units for $30,000.

Net Cash Used in Investing Activities

The Company did not have any investing activities during the nine months ended February 28, 2025 and February 29, 2024.

Going Concern

The notes to the Company’s unaudited condensed consolidated financial statements as at February 28, 2025, disclose an uncertain ability for the Company to continue as a going concern. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company's research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company faces, the research and development plans associated with the eBalance® technology were temporarily halted. During the quarter ended February 28, 2025, the Company engaged ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, to redesign eBalance® microcurrent device, transforming it into a compact consumer unit, optimized for home use. The project is expected to span approximately nine months. Management is planning to support its operations as well as redesign of the eBalance® microcurrent device through equity or debt financing.

As at February 28, 2025, the Company had accumulated a deficit of $10,642,227 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

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

An evaluation was conducted under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2025. Based on that evaluation, the Company’s management concluded that the disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 28, 2025, there were no changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

To date, the Company has generated only minimal revenues. No profits have been made to date and if the Company fails to make any then it may fail as a business and an investment in its common stock will be worth nothing. The Company has a limited operating history and thus its progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that the Company enters commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, the Company faces all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, the Company has accumulated deficit of $10,642,227 and there is no guarantee, that it may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2025, the Company entered into a digital marketing services agreement (the “Agreement”) with Rain Communications Inc. (“Rain Communications”), pursuant to which, the Company committed to issue to Rain Communications a total of 1,000,000 shares at a deemed price of $0.20 per share over the eight-month service period for a total consideration of $200,000. The shares will be issued in batches of 125,000 shares each month starting on April 18, 2025. The shares will be issued pursuant to provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) on the basis that Rain Communications is not a resident of the United States, and is otherwise not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S of the Act and were not in the United States.

On March 24, 2025, the Company entered into a debt settlement agreement with its service provider to settle $15,000 in outstanding debt through the issuance of 75,000 shares of the Company’s common stock (the “Debt Settlement”). The shares are being issued pursuant to the provisions available under the Rule 506(b) of Regulation D of the Act on the basis that the subscriber is an “accredited investor” as that term is defined under Regulation D of the Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Stimcell Energetics Inc. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Stimcell Energetics Inc., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Stimcell Energetics Inc., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Stimcell Energetics Inc., Jean Arnett, and Brad Hargreaves.(6)
10.8	Intellectual Property Royalty Agreement between Stimcell Energetics Inc. and Brek Technologies Inc., dated for reference September 6, 2018.(7)
10.9	Royalty Agreement between Stimcell Energetics Inc. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(7)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Stimcell Energetics Inc.(8)
10.11	Distribution Agreement between Stimcell Energetics Inc. and Live Current Media, Inc., dated for reference March 21, 2019. (9)
10.23	Buyback agreement between Live Current Media Inc. and Stimcell Energetics Inc., dated January 29, 2020.(10)
10.28	Loan Agreement dated July 3, 2020, among Stimcell Energetics Inc. and David Jeffs. (11)
10.29	Loan Agreement and Note Payable dated November 30, 2020, among Stimcell Energetics Inc. and Tradex Capital Corp.(11)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(13)
10.37	Loan Agreement and Note Payable dated October 15, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(13)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(13)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(13)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(14)
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (14)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (14)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Stimcell Energetics Inc. and Bradley Hargreaves. (14)

Exhibit
Number	Description of Document
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (15)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(16)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (16)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (16)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (16)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (16)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.64	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and David Jeffs.(17)
10.65	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh.(17)
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(17)
10.67	Loan Agreement dated April 11, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (18)
10.68	Loan Agreement dated April 25, 2023, among Stimcell Energetics Inc. and David Jeffs. (18)
10.69	Loan Agreement dated May 16, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (19)
10.70	Loan Agreement dated May 18, 2023, among Stimcell Energetics Inc. and Sam Ahdoot.(19)
10.71	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Amir Vahabzadeh. (20)
10.72	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Sam Ahdoot. (20)
10.73	Loan Agreement dated November 12, 2024, among Stimcell Energetics, Inc. and Amir Vahabzadeh.(21)

Exhibit
Number	Description of Document
10.74	Digital marketing services agreement between the Company and Rain Communications Inc. dated March 18, 2025.(22)
10.75	Debt settlement agreement dated March 24, 2025.(22)
10.76	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Richard Jeffs
10.77	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Susan Jeffs
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three and nine months ended February 28, 2025 and February 29, 2024 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at February 28, 2025 and as at May 31, 2024.
(2) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2025 and February 29,2024.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at February 28, 2025 and February 29, 2024.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2025, and February 29, 2024.

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

(17)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023

(18)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on May 19, 2023

(19)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2023

(20)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 15, 2024

(21)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2025

(22)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stimcell Energetics Inc.

Date: April 14, 2025	By:	/s/ David Jeffs
David Jeffs
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 14, 2025	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)