Form 10-K
period 2025-05-31
Stimcell Energetics Inc.
filed 2025-09-02
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,909,613 based on average of closing bid and ask for Stimcell Energetics Inc. shares on November 30, 2024.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 29, 2025
common stock - $0.001 par value	20,516,272

ii

Contents

iii

PART I

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Stimcell Energetics,” “the Company,” “we,” “us,” or “our” are to Stimcell Energetics Inc. (formerly, Cell MedX Corp.), collectively with its wholly owned subsidiary Cell MedX (Canada) Corp.

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2025, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

ITEM 1. BUSINESS.

GENERAL

Stimcell Energetics Inc. was incorporated under the laws of the State of Nevada on March 19, 2010. On April 26, 2016, the Company formed its wholly owned subsidiary, Cell MedX (Canada) Corp., (the “Subsidiary”) under the laws of the Province of British Columbia.

Effective November 1, 2024, the Company completed a 1-for-15 reverse split (the “Reverse Split”) of its common stock. As a result of the Reverse Split, the Company’s authorized capital was decreased from 7,500,000,000 shares of common stock with par value of $0.001, of which 297,236,373 shares were outstanding immediately prior to the Reverse Split, to 500,000,000 shares of common stock with par value of $0.001, of which 19,816,272 were outstanding. All share and per-share amounts in this Annual Report on Form 10-K have been retrospectively adjusted.

Concurrent with the Reverse Split, the Company amended its articles of incorporation to change the Company’s name from “Cell MedX Corp.” to “Stimcell Energetics Inc.” (the “Name Change”).

Stimcell Energetics Inc. is a biotech company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that enhance cellular function, promote general wellness and alleviate health complications, including, but not limited to: aging, insulin sensitivity, high blood pressure, neuropathy and kidney function. The Company’s primary focus is on continued research and development of its eBalance® Technology and its eBalance® Home System.

BUSINESS OF STIMCELL

eBalance® Technology

The Company acquired its proprietary microcurrent technology designed to be used in the treatment of diabetes and related ailments (the “eBalance® Technology”) in 2014 through a Technology Purchase Agreement. eBalance® Technology is based on the science of bioelectric signals, their effect on epigenetic events within the human body, and ability to modify and affect the behavior of cells, tissues, and organs. The eBalance® Technology utilizes microcurrent electrical therapy (“MEY”) to deliver subsensory micro amperage current to the patient/user to support general wellness or provide temporary relief of pain. eBalance® Technology is intended to be used in managing complications caused by various pathological diseases and ailments, which may include pain, diabetes, insulin resistance, neuropathy, poor kidney function, high blood pressure and metabolic syndrome. eBalance® Technology is the cornerstone to the Company’s medical device systems, eBalance® Pro and eBalance® Home. eBalance® Pro System was designed for use by healthcare professionals in a clinical setting; eBalance® Home System, was designed to be used directly by patients to manage their symptoms at home.

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

In February of 2025, the Company established a new partnership with ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, with an aim to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, complete with cutting-edge diagnostic features.

The redesigned eBalance® is being designed to be smaller and more cost-efficient than its predecessors, making advanced microcurrent technology accessible to a broader audience. Additionally, it will feature innovative diagnostics, including a real-time assessment of cellular energy capacity, treatment tracking, and personalized user profiles.

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

Cells in the human body are “electrically excitable” including those involved with production of chemical signals that affect blood sugar. One example of such a cell of the endocrine type is the L cell, which resides in the gut and secretes cell glucagon-like peptide-1 (GLP-1), glucagon-like peptide-2 (GLP-2), peptide YY (PYY) and oxyntomodulin. GLP-

1 is an enteric hormone that stimulates insulin secretion and improves glycemia in Type 2 diabetes. There is evidence that in Type 2 diabetes these cells become “unsynchronized”. Growing these cells in tissue culture and subjecting them to specific electrical signals can act to resynchronize their chemical activity and alter their behavior as a “dispersed” metabolic organ. This serves as an illustration of how endogenous ion flows may serve as key epigenetic regulators of cell behavior and suggests that bioelectric mechanisms might be harnessed at a whole-organism level to cause functional regenerative changes. It is possible that eBalance® Technology may affect these processes, although that has yet to be established. The Company was considering a possibility to explore this hypothesis in greater detail during future clinical trials, however, due to lack of funding, new clinical trials were suspended and, as of the date of this Annual Report on Form 10-K, are not being reviewed.

The eBalance® Device delivers microcurrent energy as electrical pulses that pass through the skin to the underlying peripheral nerves to aid in the blocking of pain signals traveling to the brain. These support general relaxation, pain management and may offer additional clinical benefits, as observed in the Company’s Health Canada-approved Clinical Study.

Market Opportunity - Diabetes and its Complications

Diabetes care is one of the main opportunities the Company sees for the use of its eBalance® Technology. Diabetes care was also a primary objective of the Company’s first clinical observational trial. Diabetes is a severe and debilitating disease with profound consequences, both for the individual and for society. The complications of diabetes are devastating, and the economic costs of care comprise a substantial portion of health care budgets. Despite the best efforts of the scientific community to devise a cure, the incidence of diabetes is on the rise.

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

Empirical Modeling

The first-in-human observations took place over many years and were carefully documented. The results of these observations lead to the belief that a specific device with a specific set of bioelectric signals of known waveform, frequency, amplitude, pulse, and duration, accompanied by sensing circuits that respond to fluctuations in the body’s response, in a closed feedback loop, produced cumulative effects that led to remarkable global effects in functional aspects of living in a person who had lived with Type 1 diabetes since age 10. Research and development involving patients with longstanding Type 2 diabetes, yielded findings of a similar nature in a limited time frame. These observations were followed by broader observational studies by Stimcell.

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

Product Development

eBalance® Home and Pro Systems

The eBalance® Home and Pro Systems include the eBalance® Console which acts as the central controller for three pre-programmed microcurrent algorithms (Wellness, Pain Management, and Dual) referred to as Treatment Options. In eBalance® Pro System the Treatments are administered to patients using Hand Bars, Foot Plates, and/or Pen Probes. The eBalance® Pro System is designed for Professional Use by Healthcare practitioners in a clinical setting. The Hand Bars and Foot Plates are used for general wellness and pain management while the Pen Probes are used in localized pain management. In eBalance® Home System the Treatments are administered using Hand Bars and Foot Plates and are controlled by the eBalance® Console. The eBalance® Home System is for Home Use and will be available without a prescription.

On October 1, 2015, the Company entered into a development agreement with Mr. Claudio Tassi (the “Development Agreement”) for the development of the first eBalance® Professional Series Device (the “Prototype”), which was delivered to the Company in November 2015. In December of 2015 the Company ordered the first batch of 25 eBalance® Pro devices with the same configuration as the original Prototype, which were manufactured in early 2016.

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

eBalance® Wellness

In February of 2025, the Company established a new partnership with ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, with an aim to design an eBalance® Wellness microcurrent device into a compact, affordable consumer unit optimized for home use, complete with cutting-edge diagnostic features. The wellness designation of the new device will negate the process of seeking approval for a medical device from the FDA and speed up the time required to reach market and lower the cost. This new streamlined unit is expected to be completed in the fall of 2025 and ready for market in early 2026.

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

Marketing Plans

On March 21, 2019, the Company entered into an exclusive worldwide distribution agreement (the “Agreement”) with Live Current Media, Inc. (“LIVC”) for worldwide distribution rights to eBalance® devices in an end-user market (the “Direct Rights”). John Da Costa, Stimcell’s director and former COO, was a director of LIVC until his resignation in April of 2022, Mr. David Jeffs, the Company’s director, CEO and President, was a director and President of LIVC until May 24, 2023. LIVC paid an initial one-time fee of $250,000. In order to maintain the exclusivity, LIVC will be required to order a minimum of 2,000 devices by the end of a 24-month period from the date the eBalance® device receives its 510K clearance from the FDA (the “Initial Term”). The Company agreed to sell the eBalance® devices to LIVC at a 20% discount to the regular retail price in place at the time of the order (the “License Fee”), with 50% of the License Fee payable at the time of placing an order, and remaining 50% payable on the specified delivery date of the devices. In addition, the Company agreed that during the Initial Term the License Fee for the eBalance® devices will be fixed at CAD$2,400 per device. In addition to the License Fee, LIVC was required to pay a monthly recurring fee per each eBalance® device equal to 50% of the regular monthly home-use fee set by the Company. Following the Initial Term, the minimum monthly fee was to be $100,000.

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

In addition to the royalty, the Company issued to LIVC share purchase warrants (the “Warrants”) entitling LIVC to purchase up to two million pre-roll back shares of the Company’s common stock, however, these Warrants expired unexercised on March 3, 2023.

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

To date, the Company has generated only minimal revenues. No profits have been made to date and if the Company fails to make any then it may fail as a business and an investment in its common stock will be worth nothing. The Company has a limited operating history and thus its progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that the Company enters commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, the Company faces all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, the Company has accumulated deficit of $10,861,556 and there is no guarantee, that it may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

The Company may, from time to time, convert some of its debt into shares of the Company’s common stock, which will result in dilution to its shareholders.

In December 2023, the Company issued 15,454,221 shares of its common stock on conversion of a total of $1,622,693 in then current liabilities. The conversion resulted in a decrease in the Company’s working capital deficit. To further reduce the Company’s liabilities and improve its financial position, the Company may continue to convert its debt into shares of common stock. The issuance of additional stock increases the total number of shares issued and outstanding, resulting in a decrease in the percentage of interest held by each of the Company’s shareholders, thereby further diluting their position.

There is a limited market for the Company’s common stock, meaning that its shareholders may not be able to resell their shares.

The Company’s common stock currently has a limited market, which may restrict shareholders’ ability to resell their stock or use their stock as collateral. Thus, the shareholders may have to sell their shares privately, which may prove exceedingly difficult. Private sales are more difficult and often give lower-than-anticipated prices.

Should a larger public market develop for the Company’s stock, future sales of shares may negatively affect their market price.

Even if a larger market develops, the shares may be sparsely traded and have wide share price fluctuations. Liquidity may be low despite there being a market, making it difficult to get a return on the investment. The price also depends on potential investors’ feelings regarding the results of the Company’s operations, the competition of other companies’ shares, its ability to generate future revenues, and market perception about the future of microcurrent technologies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company’s principal executive office is located at 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4, Canada, which is also the principal office of the Company’s Subsidiary. The Company also maintains a virtual office at 123 W. Nye Ln, Suite 446, Carson City, NV 89706, USA. In addition to these offices, the Company does not currently maintain any other facilities and does not anticipate the need for additional facilities at any time in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings and, to the best of its knowledge, none of its properties or assets are the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Quotations for the Company’s common stock are entered on the OTC Link alternative trading system. Until November 5, 2024, the common stock was trading under the symbol “CMXC”. On November 1, 2024, the Company completed a corporate name change from “Cell MedX Corp.” to “Stimcell Energetics Inc.” and completed a reverse split of its common stock on a 1-for-15 share basis (the “Reverse Split”). As a result of the Reverse Split, on November 5, 2024, the Company’s common stock traded under the symbol “CMXCD” for a period of 20 business days, and as of November 25, 2024, the common stock began trading under its current symbol “STME”.

The table below gives the highest and lowest share price for each fiscal quarter for the last two fiscal years. The share price information was obtained from Yahoo! Finance.

High & Low Bids
Period ended	High	Low
August 31, 2023	$0.75	$0.11
November 30, 2023	$0.77	$0.17
February 29, 2024	$1.19	$0.11
May 31, 2024	$0.72	$0.32
August 31, 2024	$0.69	$0.09
November 30, 2024	$0.53	$0.00
February 28, 2025	$0.59	$0.05
May 31, 2025	$0.47	$0.11

As of the date of this Annual Report on Form 10-K, the Company’s securities trade on the OTCID operated by OTC Markets.

HOLDERS OF RECORD

As of August 29, 2025, the Company had approximately 74 holders of record, according to a shareholders’ list provided by the Company’s transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Stimcell’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119, and their telephone number is 702-361-3033.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 24, 2025, the Company issued 75,000 shares of its common stock in settlement of $15,000 owed to one of its vendors. The shares were issued to U.S. person pursuant to the provisions of Rule 506(b) of Regulation D of the Act on the basis that the subscriber was an “accredited investor” as that term is defined under Regulation D of the Act.

On March 18, 2025, the Company entered into an agreement with an investor relations and public relations firm to provide services for an eight-month term, commencing on the same date. Under the Agreement, the Company agreed to issue the consultant 125,000 shares in the Company’s common stock per month for services rendered at a deemed price of $0.20 per share over the eight-month service period for a total consideration of $200,000. As of May 31, 2025, the Company issued a total of 250,000. As of the date of this Annual Report on Form 10-K, the Company issued an additional 375,000 shares under the Agreement. The shares are being issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”), as the consultant is not a resident of the United States and is otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2025	2024	(Decrease)
Operating expenses
Consulting fees	$137,488	$129,956	5.8%
Foreign exchange loss	17,157	7,082	142.3%
General and administrative expenses	213,452	116,353	83.5%
Management fees	90,000	37,500	140.0%
Research and development costs	64,009	(22,539)	384.0%
Total operating expenses	522,106	268,352	94.6%
Other items
Forgiveness of debt	(5,931)	187,517	(103.2)%
Interest	(38,256)	(61,651)	(37.9)%
Net loss	$(566,293)	$(142,486)	297.4%

Revenues

During the years ended May 31, 2025 and 2024, the Company did not generate any revenue. As of the date of this Annual Report on Form 10-K, the Company does not have any revenue-generating activities associated with eBalance® Systems and the technology underlying these systems.

Operating Expenses

During the year ended May 31, 2025, the Company’s operating expenses increased by 94.6% from $268,352 incurred during the year ended May 31, 2024, to $522,106 incurred during the year ended May 31, 2025. The most significant changes were as follows:

•Research and development fees for the year ended May 31, 2025, increased by $86,548, or 384.0%, from a recapture of $22,539 incurred during the year ended May 31, 2024, to $64,009 the Company incurred during the year ended May 31, 2025. The increase in research and development fees during the year ended May 31, 2025, was associated with the Company’s decision to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, which resulted in an engagement of ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, who started working on the project in February of 2025. During the comparative year ended May 31, 2024, the development of the eBalance® devices was suspended due to a lack of funding and unfavorable financial position.

•During the year ended May 31, 2025, management fees increased to $90,000, as compared to $37,500 the Company incurred during the year ended May 31, 2024.

•Consulting fees for the year ended May 31, 2025, increased by $7,532, or 5.8%, from $129,956 incurred during the year ended May 31, 2024, to $137,488 incurred during the year ended May 31, 2025.

•General and administrative expenses for the year ended May 31, 2025, increased by $97,099, or 83.5%, from $116,353 incurred during the year ended May 31, 2024, to $213,452 incurred during the year ended May 31, 2025. The largest factors that contributed to this change were associated with a $130,065 increase in corporate communications to $133,436 spent during the year ended May 31, 2025, and an $8,435 increase in accounting and audit fees to $46,301. These increases were in part offset by a $30,222 decrease in professional fees to $10,805, an $8,025 decrease in filing and regulatory fees to $18,705, and a $3,150 decrease in office expenses to $3,188.

Other Items

During the year ended May 31, 2025, the Company accrued $38,256 (May 31, 2024 - $61,651) in interest associated with the outstanding notes and vendor payables.

During the year ended May 31, 2025, the Company entered into a debt settlement agreement to convert $15,000 into shares of common stock at a price of $0.20 per share for an aggregate of 75,000 shares of common stock. The Company recognized $7,500 loss on conversion of debt. This loss was in part offset by $1,569 debt forgiveness associated with the amounts due to certain vendors which exceeded the statute of limitations.

On December 18, 2023, the Company entered into debt settlement agreements to convert an aggregate amount of $1,622,693 into shares of common stock at a price of $0.105 per share for an aggregate of 15,454,221 shares of common stock. Simultaneously with the conversion of debt into shares, certain debt holders agreed to waive the accrued interest on the principal amount due under the notes payable, which resulted in a $100,186 gain on forgiveness of debt for the year ended May 31, 2024. Furthermore, the Company discharged outstanding debt to specific vendors due to the balances exceeding the statute of limitations, which resulted in an additional gain on forgiveness of debt of $87,331.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Increase/
	2025	2024	(Decrease)
Current assets	$21,222	$46,122	(54.0)%
Current liabilities	1,267,508	872,577	45.3%
Working capital deficit	$(1,246,286)	$(826,455)	50.8%

As of May 31, 2025, the Company had a cash balance of $14,581, a working capital deficit of $1,246,286 and cash flows used in operations of $141,600 for the year then ended. During the year ended May 31, 2025, the Company funded its operations with $112,858 borrowed from its related parties at 10% annual interest compounded monthly and due on demand.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the year ended May 31, 2025. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owing when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2025	2024
Cash flows used in operating activities	$(141,600)	$(145,898)
Cash flows provided by financing activities	112,858	91,033
Effects of foreign currency exchange on cash	(92)	(15)
Net decrease in cash during the year	$(28,834)	$(54,880)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2025, was $141,600. This cash was primarily used to cover cash operating expenses of $399,015, which were calculated by reducing a net loss of $566,293 by the non-cash items totaling $167,278, to decrease accrued liabilities by $1,108 and to increase other current assets by $3,930. These uses of cash were offset by a $219,596 increase in amounts due to related parties and a $42,857 increase in accounts payable.

Net cash used in operating activities during the year ended May 31, 2024, was $145,898. This cash was primarily used to cover cash operating expenses of $261,972, which were calculated as a net loss of $142,486, increased by the non-

cash items totaling $119,486, and to decrease accrued liabilities by $8,500. These uses of cash were offset by a $75,546 increase in amounts due to related parties, a $46,750 increase to accounts payable, and a $2,278 decrease in other current assets.

Non-cash transactions

During the years ended May 31, 2025 and 2024, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•The Company incurred $107,750 in investor relations activities, which were paid for through the issuance of common shares;

•$5,931 loss on forgiveness of debt (May 31, 2024 - $187,517 - gain), which was associated with conversion of certain debt to shares at a loss of $7,500, which was in part offset with a $1,569 gain on forgiveness of debt that exceeded the statute of limitations;

•$31,515 (May 31, 2024 - $49,927) in interest accrued on the outstanding notes due to related parties;

•$6,741 (May 31, 2024 - $11,724) in interest accrued on the vendor payables; and

•$15,341 in unrealized foreign exchange loss (May 31, 2024 - $6,380), which resulted from fluctuations of the Canadian dollar, the functional currency of Cell MedX Canada, in relation to the US dollar, the functional currency of the parent company, being also the Company’s reporting currency.

Net Cash Provided by Financing Activities

During the year ended May 31, 2025, the Company borrowed a total of $60,000 from Mr. Vahabzadeh, the Company’s director, in exchange for 10% notes payable due on demand. In addition, the Company borrowed $26,413 from Mr. Richard Jeffs, the Company’s significant shareholder, and a further $25,747 from Mrs. Susan Jeffs, the spouse of Mr. Richard Jeffs, under revolving credit lines, which accumulate interest at 10% per annum compounded monthly and are due on demand. Mr. Jeffs advanced the Company an additional $698 in exchange for a 10% note payable due on demand.

During the year ended May 31, 2024, the Company received $10,000 from Mr. Vahabzadeh, the Company’s director, and an additional $10,000 from Mr. Ahdoot in exchange for notes payable due on demand and accumulating interest at 10% per annum. The Company repaid $3,967 in outstanding balance due under the note payable issued to its former VP of Technology and Operations. In addition, the Company received $75,000 in subscriptions to units of its common stock as part of the non-brokered private placement financing that was closed on March 12, 2024. Mr. Vahabzadeh and his spouse participated in the offering acquiring a total of 66,667 Units for $30,000, and Mr. Ahdoot, the Company’s significant shareholder, acquired 55,556 Units for $25,000.

Net Cash Used in Investing Activities

The Company did not have any investing activities during the years ended May 31, 2025 and 2024.

Going Concern

The notes to the Company’s consolidated financial statements as at May 31, 2025, disclose an uncertain ability for the Company to continue as a going concern. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company's research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company had faced, the research and development plans associated with the eBalance® technology were temporarily abandoned. In February 2025, the Company engaged ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, to redesign eBalance® microcurrent device, transforming it into a compact consumer unit, optimized for home use. The project is expected to span approximately nine months. Management is planning to support its operations as well as redesign of the eBalance® microcurrent device through equity or debt financing.

As at May 31, 2025, the Company had accumulated a deficit of $10,861,556 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued

financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements for the year ended May 31, 2025, do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

An appreciation of the Company’s significant accounting policies is necessary to understand its financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact the financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. The Company’s significant accounting policies are disclosed in Note 2 to the consolidated financial statements for the year ended May 31, 2025, which are included in this Annual report on Form 10-K. These accounting policies as well as estimation methods have been applied consistently.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f) of Regulation SK and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Stimcell Energetics Inc. (formerly, Cell Medx Corp.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stimcell Energetics Inc. (the "Company") as of May 31, 2025 and 2024, the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada (PCAOB ID 1173)

August 29, 2025

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2025	May 31, 2024
ASSETS

Current assets
Cash	$14,581	$43,415
Other current assets	6,641	2,707
Total assets	$21,222	$46,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$322,144	$288,891
Accrued liabilities	26,954	28,058
Due to related parties	448,536	231,138
Notes and advances due to related parties	469,874	324,490
Total liabilities	1,267,508	872,577

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized; 20,141,272 and 19,816,272 shares issued and outstanding at May 31, 2025 and 2024, respectively	20,141	19,816
Additional paid-in capital	9,146,591	9,013,501
Reserves	366,493	366,493
Accumulated deficit	(10,861,556)	(10,295,263)
Accumulated other comprehensive income	82,045	68,998
Total stockholders’ deficit	(1,246,286)	(826,455)
Total liabilities and stockholders’ deficit	$21,222	$46,122

The accompanying notes are an integral part of these consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2025	2024

Operating expenses
Consulting fees	$137,488	$129,956
Foreign exchange loss	17,157	7,082
General and administrative expenses	213,452	116,353
Management fees	90,000	37,500
Research and development costs	64,009	(22,539)
Total operating expenses	522,106	268,352

Other items
Forgiveness of debt	(5,931)	187,517
Interest	(38,256)	(61,651)
Net loss	(566,293)	(142,486)

Foreign exchange translation income	13,047	3,818
Comprehensive loss	$(553,246)	$(138,668)

Net loss per common share
Basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	19,843,258	10,733,896

The accompanying notes are an integral part of these consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income	Total

Balance - May 31, 2023	4,195,384	$4,195	$7,331,429	$366,493	$(10,152,777)	$65,180	$(2,385,480)

Shares issued for debt	15,454,221	15,454	1,607,239	-	-	-	1,622,693
Shares issued for cash	166,667	167	74,833	-	-	-	75,000
Net loss for the year ended May 31, 2024	-	-	-	-	(142,486)	-	(142,486)
Translation to reporting currency	-	-	-	-	-	3,818	3,818

Balance - May 31, 2024	19,816,272	19,816	9,013,501	366,493	(10,295,263)	68,998	(826,455)

Shares issued for debt	75,000	75	22,425	-	-	-	22,500
Shares issued for service	250,000	250	107,500	-	-	-	107,750
Debt forgiven by shareholders	-	-	3,165	-	-	-	3,165
Net loss for the year ended May 31, 2025	-	-	-	-	(566,293)	-	(566,293)
Translation to reporting currency	-	-	-	-	-	13,047	13,047

Balance - May 31, 2025	20,141,272	$20,141	$9,146,591	$366,493	$(10,861,556)	$82,045	$(1,246,286)

The accompanying notes are an integral part of these consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2025	2024

Cash flows used in operating activities
Net loss	$(566,293)	$(142,486)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	31,515	49,927
Accrued interest on vendor payables	6,741	11,724
Loss (gain) on forgiveness of debt	5,931	(187,517)
Non-cash investor relations fees	107,750	-
Unrealized foreign exchange	15,341	6,380
Changes in operating assets and liabilities
Other current assets	(3,930)	2,278
Accounts payable	42,857	46,750
Accrued liabilities	(1,108)	(8,500)
Due to related parties	219,596	75,546
Net cash flows used in operating activities	(141,600)	(145,898)

Cash flows provided by financing activities
Proceeds from notes due to related parties, net	112,858	16,033
Proceeds from subscription to shares	-	75,000
Net cash provided by financing activities	112,858	91,033

Effects of foreign currency exchange on cash	(92)	(15)
Decrease in cash	(28,834)	(54,880)
Cash, beginning	43,415	98,295
Cash, ending	$14,581	$43,415

The accompanying notes are an integral part of these consolidated financial statements.

STIMCELL ENERGETICS INC.

(Formerly, CELL MEDX CORP.)

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2025

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Stimcell Energetics Inc. (formerly, Cell MedX Corp.) (“Stimcell”, or the “Company”) was incorporated under the laws of the State of Nevada. On April 26, 2016, the Company formed a subsidiary, Cell MedX (Canada) Corp. (“Cell MedX Canada” or the “Subsidiary”), under the laws of the Province of British Columbia. Stimcell is a biotech company focused on the discovery, development, and commercialization of therapeutic and non-therapeutic products that promote general wellness.

Effective November 1, 2024, the Company completed a 1-for-15 reverse split (the “Reverse Split”) of its common stock. As a result of the Reverse Split, the Company’s authorized capital was decreased from 7,500,000,000 shares of common stock with par value of $0.001, of which 297,236,373 shares were outstanding immediately prior to the Reverse Split, to 500,000,000 shares of common stock with par value of $0.001, of which 19,816,272 were outstanding. All share and per-share amounts in these consolidated financial statements have been retrospectively adjusted.

Concurrent with the Reverse Split, the Company amended its articles of incorporation to change the Company’s name from “Cell MedX Corp.” to “Stimcell Energetics Inc.” (the “Name Change”).

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2025, the Company has not achieved profitable operations and has accumulated a deficit of $10,861,556. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due, and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with certainty at this time, which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

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

Research and development costs

The Company expenses all in-house research and development costs in the period they were incurred. Acquired research and development costs are capitalized to the extent that the sum of the undiscounted cash flows expected to result from the asset can be reasonably estimated or may be verified by an appraisal in certain instances. In all other instances, the costs are expensed in the period in which they were incurred. Acquired research and development costs for a particular research and development project that have no future economic value are expensed as research and development costs at the time the costs are incurred.

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

At May 31, 2025 and 2024, the securities that could have a dilutive effect included share purchase warrants to acquire up to 166,667 common shares of the Company. For the years ended May 31, 2025 and 2024, the impact of the Company’s outstanding share purchase warrants would have been anti-dilutive. Therefore, they were excluded from the calculation of diluted EPS.

Fair value measurements

The carrying amounts of cash, other current assets, accounts payable, accrued liabilities, notes and advances payable, and amounts due to related parties approximate their fair values due to the short-term nature and/or the terms of these instruments. The fair value hierarchy under GAAP prioritizes the inputs used in valuation techniques into three levels:

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended May 31, 2025 and 2024.

Stock options and other stock-based compensation

The Company accounts for the granting of share purchase options to employees using the fair value method, whereby all awards to employees are recorded at fair value on the date of the grant. The fair value of all share purchase options is expensed over the vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional paid-in capital, is recorded as an increase to share capital.

The Company uses the Black-Scholes Option Pricing Model to calculate the fair value of share purchase options. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09 (Topic 740) Improvements to Income Tax Disclosures. The new guidance is intended to enhance annual income tax disclosures to address investor requests for more information about the tax risks and opportunities present in an entity’s operations. The amendments in this standard require disclosure of additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. They also require greater detail about individual reconciling items in the rate reconciliation to the extent that the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the amendments in this update require information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The amendments in this update are effective on January 1, 2025, for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements and has not yet adopted the standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. These requirements may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 4) at May 31, 2025 and 2024:

	May 31, 2025	May 31, 2024
Due to the Chief Executive Officer (“CEO”) and President	$144,237	$37,500
Due to the Chief Financial Officer (“CFO”)	8,778	5,885
Due to an entity controlled by a director of the Company	295,521	184,243
Due to an entity controlled by a director and a significant shareholder(1)	-	3,165
Due to Live Current Media, Inc. (“LIVC”)(2)	-	345
Due to related parties(3)	$448,536	$231,138

(1)During the year ended May 31, 2025, an entity controlled by a director and a significant shareholder agreed to forgive a total of $3,165 that the Company owed for royalties. The forgiveness of royalties payable was recorded as part of additional paid-in capital.

(2)LIVC ceased to be a related party during the year ended May 31, 2025.

(3)The amounts due to related parties are unsecured, due on demand, and bear no interest.

During the years ended May 31, 2025 and 2024, the Company had the following transactions with related parties:

	May 31, 2025	May 31, 2024
Management fees incurred to the CEO, President and director	$90,000	$37,500
Consulting fees incurred to the CFO	30,000	30,000
Consulting fees incurred to an entity controlled by a director of the Company	107,488	99,956
Total transactions with related parties	$227,488	$167,456

NOTE 4 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at May 31, 2025 and 2024:

As at May 31, 2025
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$78,884	6%	Related party loans payable (1)	$20,038	$98,923
311,782	10%	Related party loans payable (1)	48,267	360,049
10,902	0%	Advances(2)	-	10,902
$401,568			$68,305	$469,874

As at May 31, 2024
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$79,133	6%	Related party loans payable (1)	$14,600	$93,733
197,333	10%	Related party loans payable (1)	22,424	219,757
11,000	0%	Advances(2)	-	11,000
$287,466			$37,024	$324,490

(1) Related Party Loans Payable

As at May 31, 2025, the Company owed a total of $98,923 under 6% notes payable due to related parties (May 31, 2024 - $93,733), of which $20,038 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2024 - $14,600).

As at May 31, 2025, the Company owed a total of $360,049 under 10% notes payable due to related parties (May 31, 2024 - $219,757), of which $48,267 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2024 - $22,424).

Notes payable with Mr. Richard Jeffs

As at May 31, 2025, the Company owed a total of $66,693 (May 31, 2024 - $63,376) under the notes payable with Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s CEO and President, Mr. David Jeffs. The notes payable are due on demand and accrue interest at a rate of 6% per annum, compounded monthly. During February 2025, the Company borrowed an additional $26,413 (CAD$37,500) from Mr. Richard Jeffs under an unsecured credit line, which allows the Company to draw up to CAD$100,000 at 10% per annum, and payable on demand.

On December 7, 2023, Mr. Richard Jeffs notified the Company that he had reassigned the notes payable the Company issued to him totaling $411,000 and CAD$26,800 to Mr. David Jeffs. The total amount reassigned including interest was $477,420. On assignment, the terms of the notes payable did not change, remaining payable on demand, accumulating interest at 6% annual interest compounded monthly.

On December 18, 2023, the Company and Mr. Richard Jeffs entered into a debt settlement agreement, whereas Mr. Richard Jeffs agreed to settle a total of $100,606 the Company owed to him under 6% notes payable into the Company’s common stock at a price of $0.105 per share for an aggregate of 958,152 shares. Mr. Richard Jeffs agreed to forgive the interest accrued on the converted principal totaling $21,455 (Note 7).

During the year ended May 31, 2025, the Company recorded $4,115 in interest on the notes payable and the funds borrowed under the credit line with Mr. Richard Jeffs (May 31, 2024 - $22,305).

Notes payable with Mr. David Jeffs

As of May 31, 2025, the Company owed a total of $47,615 under loan agreements with Mr. David Jeffs, the Company’s CEO, director, and a significant shareholder (May 31, 2024 - $42,502). The loans accrue 10% annual interest, compounded monthly, are unsecured, and are payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as of the date of these consolidated financial statements. During the year ended May 31, 2025, the Company recorded $4,445 in interest on the principal (May 31, 2024 - $5,440).

As of May 31, 2025, the Company owed a total of $32,229 under a loan agreement with a company of which Mr. David Jeffs is a director (May 31, 2024 - $30,357). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2025, the Company recorded $1,872 in interest on the principal (May 31, 2024 - $1,768).

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

On December 18, 2023, the Company and Mr. David Jeffs entered into a debt settlement agreement, whereas Mr. David Jeffs agreed to settle a total of $340,718 the Company owed to him under the notes payable into the Company’s common stock at a price of $0.105 per share for an aggregate of 3,244,934 shares. Mr. David Jeffs agreed to forgive the interest accrued on the converted principal totaling $51,128 (Note 7). $105,000 Mr. David Jeffs reassigned to the family members were similarly converted to the Company’s common stock at a price of $0.105 per share for an aggregate of 1,000,000 shares (Note 7).

Notes payable with Mr. Amir Vahabzadeh

On November 12, 2024, and March 25, 2025, Mr. Vahabzadeh advanced the Company a total of $60,000 ($30,000 each) in exchange for 10% unsecured notes payable due on demand As at May 31, 2025, the Company owed a total of $185,297 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2024 - $111,396). The loans are unsecured and carry a 10% annual interest rate, compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and, as of the date of these condensed consolidated financial statements, is in default. The remaining notes payable, totaling $130,000, are payable on demand. During the year ended May 31, 2025, the Company recorded $13,901 in interest on the principal (May 31, 2024 - $11,006).

On December 18, 2023, the Company and Mr. Vahabzadeh entered into a debt settlement agreement, whereas Mr. Vahabzadeh agreed to settle a total of $94,145 the Company owed to him under the notes payable into the Company’s common stock at a price of $0.105 per share for an aggregate of 896,623 shares. Mr. Vahabzadeh agreed to forgive the interest accrued on the converted principal totaling $25,619 (Note 7).

Notes payable with a significant shareholder

As at May 31, 2025, the Company owed $72,756 (May 31, 2024 - $65,859) under unsecured notes payable with the Company’s significant shareholder (“Mr. Ahdoot”). The loans are unsecured and carry a 10% annual interest rate, compounded monthly. During the year ended May 31, 2025, the Company recorded $6,897 in interest on the principal (May 31, 2024 - $5,681).

During the year ended May 31, 2024, Mr. Ahdoot acquired, in a private transaction, $167,000 in debt the Company owed to an entity controlled by the former COO and director of the Company. Mr. Ahdoot agreed to convert the

$167,000 debt into 1,590,476 shares of the Company’s common stock at $0.105 per share, which resulted in Mr. Ahdoot becoming a significant shareholder of the Company (Note 7).

Notes payable with Mrs. Susan Jeffs

During the year ended May 31, 2025, the Company borrowed $25,747 (CAD$36,500) from Mrs. Susan Jeffs under a non-secured credit line, which allows the Company to draw up to CAD$100,000 at 10% per annum and is payable on demand. During the year ended May 31, 2025, the Company recorded $285 in interest on funds borrowed under the credit line with Mrs. Susan Jeffs (May 31, 2024 - $Nil).

As at May 31, 2024, the Company had no amount due under the loan agreement with Susan Jeffs, wife of Mr. Richard Jeffs and mother of Mr. David Jeffs, as a result of a debt settlement agreement between the Company and Mrs. Jeffs, whereas Mrs. Jeffs agreed to settle a total of $11,127 the Company owed to her under an unsecured 6% note payable due on demand, into the Company’s common stock at a price of $0.11 per share for an aggregate of 105,977 shares. Mrs. Jeffs agreed to forgive the interest accrued on the converted principal totaling $1,984 (Note 5).

(2) Advances Payable

As at May 31, 2025, the Company owed a total of $10,902 (May 31, 2024 - $11,000) for an advance the Company received in its fiscal 2020 year from an entity controlled by Mr. David Jeffs. The advance is non-interest-bearing, unsecured, and payable on demand.

On December 18, 2023, the Company entered into separate debt settlement agreements with Da Costa Management Corp (“DCM”), a company owned by John Da Costa, a director and a former COO of the Company, and Mr. David Jeffs, whereas DCM and Mr. David Jeffs agreed to settle a total of $28,722 the Company owed to DCM and Mr. David Jeffs into the Company’s common stock at a price of $0.105 per share for an aggregate of 273,541 shares (Note 7).

NOTE 5 - DEBT CONVERSION AND FORGIVENESS OF DEBT

On December 18, 2023, the Company entered into agreements to settle debt in the aggregate amount of $1,622,693 for shares of the Company’s common stock at a price of $0.105 per share for an aggregate of 15,454,221 shares of common stock (the “Debt Settlement”). Issuance of the common stock as part of the Debt Settlement resulted in a change in control of the Company (Note 7). As part of the Debt Settlement, Mr. David Jeffs acquired 4,930,648 shares of the Company’s common stock, while family members of Mr. David Jeffs acquired an additional 2,921,272 shares of common stock. Mr. Amir Vahabzadeh acquired 4,117,010 shares of common stock, while Mr. Vahabzadeh’s spouse acquired an additional 1,578,416 shares of common stock.

The following table shows the details of Debt Settlement.

	Amount converted	Shares issued on conversion
Debt converted with Mr. David Jeffs	$517,718	4,930,648
Debt converted with Mr. Vahabzadeh	432,286	4,117,010
Debt converted with the spouse of Mr. Vahabzadeh	165,734	1,578,416
Debt converted with family members of Mr. David Jeffs	195,000	1,857,143
Debt converted with Mrs. Susan Jeffs	11,127	105,977
Debt converted with Mr. Richard Jeffs	100,606	958,152
Debt converted with Mr. Sam Ahdoot	167,000	1,590,476
Debt converted with other debt holders	21,000	200,000
Debt converted with the former director and CEO	8,500	80,952
Debt converted with a company controlled by a director and former COO	3,722	35,446
Total	$1,622,693	15,454,221

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

NOTE 6 - OTHER CURRENT ASSETS

As at May 31, 2025, other current assets consisted of $8,400 in prepaid expenses (May 31, 2024 - $900) and $3,241 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2024 - $1,807).

NOTE 7 - SHARE CAPITAL

Common stock issued during the year ended May 31, 2025

On March 24, 2025, the Company issued 75,000 shares of common stock in settlement of $15,000 owed to one of its vendors. At the time of the transaction, the fair value of the shares was $0.30; therefore, the Company recognized $7,500 loss on the settlement of debt.

On March 18, 2025, the Company entered into an agreement with an investor relations and public relations firm to provide services for an eight-month term, commencing on the same date. Under the Agreement, the Company agreed to issue the consultant 125,000 shares in the Company’s common stock per month for services rendered at a deemed price of $0.20 per share over the eight-month service period for a total consideration of $200,000. As of May 31, 2025, the Company issued a total of 250,000 shares valued at $107,750, which was recognized as part of corporate communications fees included in general and administrative expenses. Subsequent to May 31, 2025, the Company issued an additional 375,000 shares valued at $120,000.

Common stock issued during the year ended May 31, 2024

On December 18, 2023, the Company issued an aggregate of 15,454,221 shares of common stock in settlement of $1,622,693 of debt at $0.105 per share. Issuance of common stock as part of the Debt Settlement resulted in a change in control of the Company (Note 5).

On March 12, 2024, the Company closed a non-brokered private placement offering (the “Offering”) by issuing 166,667 Units of its common stock at $0.45 per Unit for total gross proceeds of $75,000. Each Unit sold under the Offering consisted of one common share of the Company and one share purchase warrant (the “Warrant”) expiring on March 12, 2026. Each Warrant can be exercised into one share of the Company’s common stock at $0.60 per share, until September 12, 2024, and at $0.75 per share during the remaining life of the Warrant. As part of the Offering, 55,556 Units were acquired by Mr. Vahabzadeh, Mr. Vahabzadeh’s spouse acquired 11,111 Units, and Mr. Ahdoot acquired a further 55,556 Units.

Options

As at May 31, 2025 and 2024, the Company did not have any share purchase options issued and exercisable.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2025 and 2024, are as follows:

	Year ended May 31, 2025		Year ended May 31, 2024
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	166,667	$0.75	-	$	n/a
Warrants issued	-	$-	166,667		$0.75
Warrants outstanding, ending	166,667	$0.75	166,667		$0.75

The warrants issued and outstanding as at May 31, 2025, had an exercise price of $0.60 per share until September 12, 2024, as of September 12, 2024, the exercise price increased to $0.75 per share. These warrants are set to expire on March 12, 2026.

NOTE 8 - RESEARCH AND DEVELOPMENT

In February 2025, the Company recommenced the work on redesigning its eBalance® microcurrent device under a new partnership with ADM Tronics Unlimited, Inc. The Company expects the project to take approximately 22 to 34 weeks and to cost between $62,500 and $127,000. As of May 31, 2025, the Company had incurred $64,009 on this project.

NOTE 9 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2025	May 31, 2024
Net loss	$(566,293)	$(142,486)
Statutory tax rate	21%	21%
Expected income tax recovery	(119,000)	(30,000)
Effect of foreign exchange	1,000	10,000
Difference in statutory tax rate	(8,000)	-
Permanent difference and other	23,000	16,000
Adjustment to prior year’s provision versus statutory tax returns	-	(11,000)
Change in unrecognized deductible temporary differences	103,000	15,000
Total income tax expense (recovery)	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2025	May 31, 2024
Deferred income tax assets (liabilities)
Net operating losses - US	$1,487,000	$1,411,000
Net-capital losses - Canada	492,000	463,000
Equipment	1,000	3,000
Less: Unrecognized deferred tax assets	(1,980,000)	(1,877,000)
Net deferred income tax assets	$-	$-

At May 31, 2025 and 2024, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

At May 31, 2025, the Company had federal and state net operating loss carry forwards of approximately $7,082,000, $2,054,000 of which expire by 2037. The remaining balance of $5,028,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

As at May 31, 2025, the Company also had non-capital loss carry forwards of approximately $1,886,000 (2024 - $1,716,000) to reduce future Canadian taxable income. These losses expire in 2037 to 2045.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2022 through 2025 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of May 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

Not applicable.

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

Below table lists the Company’s management team as of May 31, 2025:

Name	Age	Positions
David Jeffs	55	Chief Executive Officer and Director
Joao (John) Da Costa	61	Director
George Adams	73	Director
Amir Vahabzadeh	56	Director
Yanika Silina	47	Chief Financial Officer, Treasurer, and Corporate Secretary

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

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014, Ms. Silina was also a member of the Company’s board of directors from September 26, 2016 until April 1, 2024. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO of Stuhini Exploration Ltd. (TSX.V: STU), CFO of Tocvan Ventures Corp (CSE: TOC), CFO of Cascade Copper Corp (CSE: CASC), CFO of Altai Resources Inc (TSX.V: ATI) and a director of Kesselrun Resources Ltd. (TSX.V: KES), and DataWatts Partners Inc.(CSE: DWTZ). Ms. Silina has previously held various management positions with other public companies listed on OTC Link alternative trading system and Canadian Securities Exchange.

Significant Employees

The Company has no significant employees other than its officers and directors.

Family Relationships

There are no family relationships between the Company’s executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of Stimcell’s directors or officers has been:

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the executive officers and directors of the Company, and persons who own more than 10% of a registered class of the Company’s securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the management’s review of such reports received by the Company, the Company’s management has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during the Company’s fiscal year ended May 31, 2025.

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Amir Vahabzadeh, Director	1	1	None

Nomination Procedure for Directors

The Company does not have a standing nominating committee. Recommendations for candidates to stand for election as directors are made by the Board of Directors. In carrying out their responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, Stimcell Energetics Inc., 1130 Pender Street, West, Suite 820, Vancouver, BC V6E 4A4, Canada.

Identification of Audit Committee

The Company’s audit committee was formed on November 7, 2023. As of May 31, 2025, the Company’s audit committee consists of Dr. George Adams, John Da Costa, and David Jeffs. Pursuant to the provisions of Section 6.1.1 of NI 52-110, Mr. Jeffs is not considered independent as he is an executive officer of the Company and a “control person” of the Company under Canadian securities laws and the provisions of the Company’s audit committee charter.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
David Jeffs(1) CEO	2025	90,000	Nil	Nil	Nil	Nil	Nil	Nil	90,000
	2024	37,500	Nil	Nil	Nil	Nil	Nil	Nil	37,500

Yanika Silina(2) CFO	2025	30,000	Nil	Nil	Nil	Nil	Nil	Nil	30,000
	2024	30,000	Nil	Nil	Nil	Nil	Nil	Nil	30,000

Dwayne Yaretz(3) Former CEO	2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Bradley Hargreaves(4) Former Vice President, Technology and Operations	2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2024	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)Mr. Jeffs was appointed to the Company’s board of directors and joined the Company’s management team as its Chief Executive Officer on December 12, 2023. The Company does not have a written compensation agreement with Mr. Jeffs. Effective January 1, 2024, Mr. Jeffs is being compensated for management services based on a verbal agreement with the Company at $7,500 per month.

(2)The Company does not have a written compensation agreement with Ms. Silina. Ms. Silina is being compensated for consulting and accounting services based on a verbal agreement with the Company at a rate of $2,500 per month.

(3)Mr. Yaretz was appointed to the Company’s board of directors and joined the Company’s management team as its Chief Executive Officer on April 25, 2022. On December 12, 2023 Mr. Yaretz resigned from his position of the CEO of the Company, and as of April 1, 2024, Mr. Yaretz ceased to be a director of the Company. The Company did not have a written compensation agreement with Mr. Yaretz, who was compensated for management services based on a verbal agreement with the Company at $10,000 per month. As of January 15, 2023, Mr. Yaretz agreed to stop billing the Company for the services to help the Company preserve its cash and facilitate its operating activities.

(4)The Company did not have a written compensation agreement with Mr. Hargreaves. Mr. Hargreaves was compensated for his services based on a verbal agreement with the Company at a rate of CAD$5,000 per month. As of January 15, 2023, Mr. Hargreaves agreed to stop billing for the services to help the Company preserve its cash and facilitate the operating activities. Mr. Hargreaves resigned from his position as the VP of Technology and Operations on December 12, 2023, and as of April 1, 2024, he had ceased to be a director of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at May 31, 2025, the Company did not have any stock awards issued and exercisable by its named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K.

Executive Officer Employment / Consulting Agreements

The Company does not have employment, consulting, or other compensating plans or arrangements, between the Company and any one of its named executive officers. There are also no arrangements which provide for specific compensation in the event of resignation, retirement, other form of termination, or from a change of control of Stimcell, or from a change in a named executive officer’s responsibilities following a change in control.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors during the fiscal year ended May 31, 2025, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our May 31, 2025, fiscal year is set out in the table above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams(1)	2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Amir Vahabzadeh(1)	2025	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joao (John) Da Costa(2)	2025	Nil	Nil	Nil	Nil	Nil	Nil	107,488	107,488

(1)As of the date of this Annual Report on Form 10-K the Company does not have any compensation arrangements with Dr. George Adams and Mr. Vahabzadeh for acting as members of the Company’s Board of Directors.

(2)The Company does not have any compensation arrangements with Mr. Da Costa for acting as a member of the Company’s Board of Directors. Other compensation accrued to Mr. Da Costa is associated with consulting services provided to the Company by Da Costa Management Corp., a company Mr. Da Costa founded in 2003, of which he is the sole director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of August 29, 2025, by: (i) each person (including any group) known to the Company to own more than five percent (5%) of any class of the voting securities, (ii) each of the Company’s directors named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables, does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of August 29, 2025, there were  20,516,272 shares of the Company’s common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	1,688,889	8.23%
Common Stock	Sam Ahdoot 3635 S Fort Apache Rd, Ste 200 Las Vegas, NV 89147-3404	1,701,587(1)	8.27%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David Jeffs Chief Executive Officer and Director 2615 15th Avenue West Vancouver, BC V6K 2Z6	5,930,648	28.91%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary and former Director 820 - 1130 West Pender Street, Vancouver, BC V6E 4A4	3,333	0.02%
Common Stock	Joao (John) Da Costa Director 820 - 1130 West Pender Street Vancouver, BC V6E 4A4	137,446	0.67%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil
Common Stock	Amir Vahabzadeh Director 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	5,829,870(2)	28.32%
Common Stock	Directors and Executive Officers (as a group)	11,901,297	57.82%

(1)The number of shares owned by Mr. Ahdoot includes a warrant to acquire up to 55,556 shares of the Company’s common stock at $0.75 per share. This warrant is set to expire on March 12, 2026.

(2)The number of shares owned by Mr. Vahabzadeh includes a warrant to acquire up to 55,556 shares of the Company’s common stock at $0.75 per share, 1,629,527 shares held by Ms. Tang, a spouse of Mr. Vahabzadeh; and a warrant to acquire up to 11,112 shares of the Company’s common stock at $0.75 per share. These warrants are set to expire on March 12, 2026

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders, as of May 31, 2025, the Company’s most recent fiscal year end:

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

Transactions with Related Persons

Since June 1, 2023, the directors, executive officers, or holders of more than 5% of the Company’s common stock, or members of their immediate families, as described below, have completed transactions with the Company in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

David Jeffs, CEO and director

As at May 31, 2025, the Company owed a total of $47,615 under loan agreements to Mr. David Jeffs (May 31, 2024 - $42,502). The loans accrue 10% annual interest compounded monthly, are unsecured and payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as at the date of the filing of this Annual Report on Form 10-K. During the year ended May 31, 2025, the Company recorded $4,445 in interest on the principal (May 31, 2024 - $5,440).

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

On December 18, 2023, the Company and Mr. David Jeffs entered into a debt settlement agreement, whereas Mr. David Jeffs agreed to settle a total of $340,718 the Company owed to him under the notes payable into the Company’s common stock at a price of $0.105 per share for an aggregate of 3,244,934 shares. Mr. David Jeffs agreed to forgive the interest accrued on the converted principal totaling $51,128. Mr. David Jeffs reassigned $105,000 of his debt to family members, who similarly converted it to the Company’s common stock at a price of $0.105 per share for an aggregate of 1,000,000 shares.

As at May 31, 2025, the Company owed a total of $32,229 under a loan agreement with a company of which Mr. David Jeffs is a director of (May 31, 2024- $30,357). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2025, the Company recorded $1,872 in interest on the principal (May 31, 2024 - $1,768).

During the year ended May 31, 2025, the Company accrued a total of $90,000 in management fees due to Mr. Jeffs (May 31, 2024 - $37,500). As at May 31, 2025, the Company was indebted to Mr. Jeffs in the amount of $144,237 on account of unpaid management fees and reimbursable expenses (May 31, 2024 - $37,500).

Yanika Silina, CFO, Treasurer, Corporate Secretary, and a former director

As at May 31, 2025, the Company was indebted to Ms. Silina in the amount of $8,778 on account of unpaid consulting fees and reimbursable expenses (May 31, 2024 - $5,885). During the year ended May 31, 2025, the Company incurred $30,000 in consulting fees to Ms. Silina (May 31, 2024 - $30,000).

Joao (John) Da Costa, director

As at May 31, 2025, the Company was indebted to Da Costa Management Corp., a company founded and operated by Mr. Da Costa, in the amount of $295,521 on account of unpaid consulting and accounting fees and reimbursable expenses (May 31, 2024 - $184,243). During the year ended May 31, 2025, the Company incurred $107,488 in consulting and accounting fees to Da Costa Management Corp (May 31, 2024 - $99,956).

On December 18, 2023, the Company entered into a debt settlement agreement with Da Costa Management Corp. to settle a total of $3,722 the Company owed to Da Costa Management Corp. into the Company’s common stock at a price of $0.105 per share for a total of 35,446 common shares.

During the year ended May 31, 2024, Da Costa Management Corp. assigned a total of $682,590 owed to it in separate transactions; of this amount a total of $425,590 were transferred to the Company’s related parties.

Amir Vahabzadeh, director

As at May 31, 2025, the Company owed a total of $185,297 under loan agreements with Mr. Vahabzadeh (May 31, 2024 - $111,396). The loans are unsecured and bear 10% annual interest compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and as of the date of this Annual Report on Form 10-K, is in default. The remaining notes payable, totaling $130,000, are payable on demand. During the year ended May 31, 2024, Mr. Vahabzadeh acquired, in a private transaction, debt the Company owed to one of its lenders totaling $118,587; the terms of the acquired loans remained the same, being 6% annual interest compounded monthly, unsecured, and payable on demand.

On December 18, 2023, the Company and Mr. Vahabzadeh entered into a debt settlement agreement, whereas Mr. Vahabzadeh agreed to settle a total of $432,286 the Company owed to him into the Company’s common stock at a price of $0.105 per share for an aggregate of 4,117,010 shares. Mr. Vahabzadeh agreed to forgive $25,619 in interest that was accrued on 6% notes payable, which were converted as part of the debt settlement.

During the year ended May 31, 2025, the Company recorded $13,901 in interest on the principal (May 31, 2024 - $11,006).

On March 12, 2024, the Company closed a non-brokered private placement offering (the “Offering”) by issuing 166,667 Units of its common stock at $0.45 per Unit for total gross proceeds of $75,000. Mr. Vahabzadeh acquired 55,555 Units in the Offering, an additional 11,111 Units were acquired by Mr. Vahabzadeh’s spouse.

Richard Jeffs, significant shareholder

As at May 31, 2025, the Company owed a total of $94,253 (May 31, 2024 - $63,376) under notes payable with Mr. Richard Jeffs. Of the total amount owed, $13,112 (May 31, 2024 - $9,014) was associated with accrued interest. The notes payable are due on demand and accumulate interest at 6% and 10% annual interest compounded monthly. During the year ended May 31, 2025, the Company recorded $4,115 in interest on the notes payable due to Mr. Richard Jeffs (May 31, 2024 - $22,305).

On December 7, 2023, Mr. Richard Jeffs notified the Company that he had reassigned the notes payable the Company issued to him totaling $411,000 and CAD$26,800 to Mr. David Jeffs. The total amount reassigned including interest was $477,420. On assignment, the terms of the notes payable did not change, remaining payable on demand, accumulating interest at 6% annual interest compounded monthly.

On December 18, 2023, the Company and Mr. Richard Jeffs entered into a debt settlement agreement, whereas Mr. Richard Jeffs agreed to settle a total of $100,606 the Company owed to him under 6% notes payable into the Company’s common stock at a price of $0.105 per share for an aggregate of 958,152 shares. Mr. Richard Jeffs agreed to forgive the interest accrued on the converted principal totaling $21,455.

Sam Ahdoot, significant shareholder

As at May 31, 2025, the Company owed $72,756 (May 31, 2024 - $65,859) under unsecured notes payable with Mr. Ahdoot. During the year ended May 31, 2025, the Company recorded $6,897 in interest on the notes payable due to Mr. Ahdoot (May 31, 2024 - $5,681).

During the year ended May 31, 2024, Mr. Ahdoot acquired, in a private transaction, $167,000 in debt the Company owed to Da Costa Management Corp. Mr. Ahdoot agreed to convert the $167,000 debt into 1,590,476 shares of the Company’s common stock at $0.105 per share, which resulted in Mr. Ahdoot becoming a significant shareholder of the Company.

Clementine Tang

Prior to December 2023, creditors of the Company assigned amounts owed by the Company to Ms. Tang, a spouse of Mr. Vahabzadeh. On December 18, 2023, the Company entered into an agreement with Ms. Tang to settle $165,734 in amounts owed to her by the Company for shares of the Company’s Common Stock at a price of $0.105 per share for 1,578,416 shares of Common Stock.

On March 12, 2024, Ms. Tang purchased an additional 11,111 Units in a non-brokered private placement offering, generating a total of $5,000 for the Company.

Dwayne Yaretz, former CEO and director

As at May 31, 2025 and 2024, the Company was not indebted to Mr. Yaretz. During the year ended May 31, 2023, the Company incurred $75,000 in consulting fees to Mr. Yaretz. As of January 15, 2023, Mr. Yaretz agreed to stop billing the Company for his services to help the Company to preserve its cash and facilitate the operating activities, therefore the Company did not record any fees as due to Mr. Yaretz during the year ended May 31, 2024. Mr. Yaretz resigned from his positions as CEO and director of the Company during the year ended May 31, 2024.

During the year ended May 31, 2024, Mr. Yaretz assigned a total of $76,500 owed to him to Mr. Vahabzadeh, a director of the Company, and converted the remaining $8,500 into 80,952 common shares of the Company at $0.105 per share.

Bradley Hargreaves, former VP of Technology and Operations and a director

As at May 31, 2025 and 2024, the Company was not indebted to Mr. Hargreaves. At June 1, 2023, Mr. Hargreaves requested to offset the amount he owed to the Company as at May 31, 2023, being $2,249 (CAD$3,059), against the amount the Company owed to him under the note payable. During the year ended May 31, 2024, the Company recorded $187 in interest on the note payable due to Mr. Hargreaves. In March of 2024, the Company repaid the balance owed under the note payable due to Mr. Hargreaves totaling $3,967. Mr. Hargreaves resigned from his positions as VP of Technology and Operations and director of the Company during the year ended May 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Stimcell’s audit of annual financial statements and for review of financial statements included in Stimcell’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2025 - $40,268 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2024 - $37,250 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Stimcell’s financial statements and are not reported in the preceding paragraph:

2025 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2024 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2025 - $5,317 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2024 - $2,950 - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2025 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

2024 - $Nil - Dale Matheson Carr-Hilton Labonte, L.L. P. Chartered Accountants

Approval Policies and Procedures

The Company’s audit committee reviews the qualifications of the principal accountant and approves their engagement as the principal accountant prior to their engagement. All of the non-audit services provided by the Company’s principal accountant were also pre-approved by the Audit Committee prior to completion of the audit of the Company’s annual financial statements.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Financial Statements

The financial statements of Stimcell Energetics Inc. have been included in Item 8 above.

Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

Exhibits

All Exhibits required to be filed with the Form 10-K are included in this Annual Report or incorporated by reference to Stimcell Energetics Inc.’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54500.

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Cell MedX Corp. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
3.5

Certificate of Change - Decrease in Authorized Capital from 7,500,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value, $0.001 and corresponding decrease in the issued shares of common stock (31)

3.6	Certificate of Amendment - Change of Name to “Stimcell Energetics Inc.” and Restatement of Articles of Incorporation(31)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp.(12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited(12)

Exhibit
Number	Description of Document
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp.(12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs.(15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021. (18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021. (18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)

Exhibit
Number	Description of Document
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (24)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (24)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (25)
10.70	Loan Agreement dated May 18, 2023, among Cell MedX Corp. and Sam Ahdoot. (25)
10.71	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Amir Vahabzadeh. (20)
10.72	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Sam Ahdoot. (20)
10.73	Loan Agreement dated November 12, 2024, among Stimcell Energetics, Inc. and Amir Vahabzadeh.(21)
10.74	Digital marketing services agreement between the Company and Rain Communications Inc. dated March 18, 2025.(22)

Exhibit
Number	Description of Document
10.75	Debt settlement agreement dated March 24, 2025.(22)
10.76	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Richard Jeffs(29)
10.77	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Susan Jeffs(29)
10.78	Digital marketing services agreement between Stimcell Energetics Inc. and Rain Communications Inc. dated March 18, 2025.(30)
10.79	Debt settlement agreement dated March 24, 2025(30)
10.80	Loan Agreement dated March 20, 2025, among Stimcell Energetics Inc. and David Jeffs.
10.81	Loan Agreement dated March 25, 2025, among Stimcell Energetics Inc. and Amir Vahabzadeh.
10.82	Line of credit agreement dated June 20, 2025, among Stimcell Energetics Inc. and Richard Jeffs
10.83	Amendment to the line of credit agreement dated July 21, 2025, among Stimcell Energetics Inc. and Richard Jeffs
14.1	Code of Ethics(3)
21.1	List of Significant Subsidiaries (23)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the years ended May 31, 2025 and 2024 formatted in iXBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets at May 31, 2025 and 2024.

(2) Consolidated Statements of Operations for the years ended May 31, 2025 and 2024.

(3) Consolidated Statement of Stockholders’ Deficit as at May 31, 2025.

(4) Consolidated Statements of Cash Flows for the years ended May 31, 2025 and 2024.

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

(23)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023

(24)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 19, 2023

(25)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2023

(26)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 15, 2024

(27)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2025

(28)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025

(29)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2025

(30)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025

(31)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2024

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Stimcell Energetics Inc. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

STIMCELL ENERGETICS INC.

Date: August 29, 2025	By:	/s/ David Jeffs
	Name:	David Jeffs
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 29, 2025	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Stimcell Energetics Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ David Jeffs David Jeffs	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	August 29, 2025

/s/ Joao (John) Da Costa Joao (John) Da Costa	Member of the Board of Directors	August 29, 2025

/s/ Amir Vahabzadeh Amir Vahabzadeh	Member of the Board of Directors	August 29, 2025

/s/ George Adams George Adams	Member of the Board of Directors	August 29, 2025