Form 10-Q
period 2025-08-31
Stimcell Energetics Inc.
filed 2025-10-14
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended August 31, 2025

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 14, 2025, was 20,641,272.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Stimcell Energetics Inc. as at August 31, 2025, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended August 31, 2025, are not necessarily indicative of the results that can be expected for the year ending May 31, 2026.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Stimcell,” “Stimcell Energetics,” and the “Company” mean Stimcell Energetics Inc. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	August 31, 2025	May 31, 2025
ASSETS

Current assets
Cash	$6,437	$14,581
Other current assets	9,950	6,641
Total assets	$16,387	$21,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$296,001	$322,144
Accrued liabilities	38,694	26,954
Due to related parties	493,628	448,536
Notes and advances due to related parties	582,013	469,874
Total liabilities	1,410,336	1,267,508

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized; 20,516,272 and 20,141,272 shares issued and outstanding at August 31, 2025 and May 31, 2025, respectively	20,516	20,141
Additional paid-in capital	9,266,216	9,146,591
Reserves	366,493	366,493
Accumulated deficit	(11,127,158)	(10,861,556)
Accumulated other comprehensive income	79,984	82,045
Total stockholders’ deficit	(1,393,949)	(1,246,286)
Total liabilities and stockholders’ deficit	$16,387	$21,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2025	2024
Operating expenses
Consulting fees	$34,830	$34,894
Foreign exchange gain	(1,769)	(14,209)
General and administrative expenses	139,484	16,451
Management fees	22,500	22,500
Research and development costs	57,309	-
Total operating expenses	252,354	59,636

Other items
Forgiveness of debt	-	1,569
Interest	(13,248)	(8,852)
Net loss	(265,602)	(66,919)

Foreign currency translation	(2,061)	(18,521)
Comprehensive loss	$(267,663)	$(85,440)

Net loss per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	20,319,261	19,815,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income	Total

Balance - May 31, 2024	19,816,272	$19,816	$9,013,501	$366,493	$(10,295,263)	$68,998	$(826,455)

Debt forgiven by shareholders	-	-	3,165	-	-	-	3,165
Net loss for the period ended Aug. 31, 2024	-	-	-	-	(66,919)	-	(66,919)
Translation to reporting currency	-	-	-	-	-	(18,521)	(18,521)

Balance – August 31, 2024	19,816,272	$19,816	$9,016,666	$366,493	$(10,362,182)	$50,477	$(908,730)

Balance – May 31, 2025	20,141,272	$20,141	$9,146,591	$366,493	$(10,861,556)	$82,045	$(1,246,286)

Shares issued for service	375,000	375	119,625		-	-	120,000
Net loss for the period ended Aug. 31, 2025	-	-	-	-	(265,602)	-	(265,602)
Translation to reporting currency	-	-	-	-	-	(2,061)	(2,061)

Balance – August 31, 2025	20,516,272	$20,516	$9,266,216	$366,493	$(11,127,158)	$79,984	$(1,393,949)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended August 31,
	2025	2024

Cash flows used in operating activities
Net loss	$(265,602)	$(66,919)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	11,978	7,006
Accrued interest on vendor payables	1,270	1,846
Gain on forgiveness of debt	-	(1,569)
Non-cash investor relations fees	120,000	-
Unrealized foreign exchange	(514)	(14,523)
Changes in operating assets and liabilities
Other current assets	(3,307)	875
Accounts payable	(27,482)	20,702
Accrued liabilities	11,739	(21,361)
Due to related parties	43,776	51,026
Net cash flows used in operating activities	(108,142)	(22,917)

Cash flows from financing activities
Proceeds from notes due to related parties	100,000	-
Net cash provided by financing activities	100,000	-

Effects of foreign currency exchange on cash	(2)	54
Decrease in cash	(8,144)	(22,863)
Cash, beginning	14,581	43,415
Cash, ending	$6,437	$20,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2025

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

Effective November 1, 2024, the Company completed a 1-for-15 reverse split (the “Reverse Split”) of its common stock. As a result of the Reverse Split, the Company’s authorized capital was decreased from 7,500,000,000 shares of common stock with par value of $0.001, of which 297,236,373 shares were outstanding immediately prior to the Reverse Split, to 500,000,000 shares of common stock with par value of $0.001. All share and per-share amounts in these unaudited interim condensed consolidated financial statements have been retrospectively adjusted.

Concurrent with the Reverse Split, the Company amended its articles of incorporation to change the Company’s name from “Cell MedX Corp.” to “Stimcell Energetics Inc.”

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all the information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 2, 2025. The interim unaudited condensed consolidated financial statements for the three months ended August 31, 2025, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2025, are not necessarily indicative of the results that may be expected for the year ending May 31, 2026.

Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2025, the Company has not achieved profitable operations and has accumulated a deficit of $11,127,158. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

Earnings (Loss) Per Share

Basic and diluted loss per share are computed in accordance with ASC 260. Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution from common share equivalents (e.g., warrants) using the treasury stock method; however, for the periods presented, the effect of such instruments was anti-dilutive, and therefore diluted loss per share is the same as basic loss per share.

The following table presents the calculation of the loss per share:

	Three months ended August 31,
	2025	2024
Net loss attributable to common shareholders	$265,602	$66,919
Weighted-average common shares outstanding	20,319,261	19,815,758
Loss per common share (basic and diluted)	$0.01	$0.00

All per-share amounts and share counts have been retroactively adjusted to reflect the 1-for-15 reverse stock split effective November 1, 2024.

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at August 31, 2025, and at May 31, 2025:

	August 31, 2025	May 31, 2025
Due to the Chief Executive Officer (“CEO”) and President	$165,912	$144,237
Due to the Chief Financial Officer (“CFO”)	5,500	8,778
Due to an entity controlled by a director of the Company	322,216	295,521
Due to related parties(1)	$493,628	$448,536

(1)The amounts due to related parties are unsecured, due on demand and bear no interest.

During the three months ended August 31, 2025 and 2024, the Company had the following transactions with related parties:

	August 31, 2025	August 31, 2024
Management fees incurred to the CEO and President	$22,500	$22,500
Consulting fees incurred to the CFO	7,500	7,500
Consulting fees incurred to an entity controlled by a director of the Company	27,330	27,394
Total transactions with related parties	$57,330	$57,394

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at August 31, 2025 and May 31, 2025:

As at August 31, 2025
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$78,947	6%	Related party loans payable (1)	$21,558	$100,505
411,854	10%	Related party loans payable (1)	58,739	470,593
10,915	0%	Advances(2)	-	10,915
$501,716			$80,297	$582,013

As at May 31, 2025
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$78,884	6%	Related party loans payable (1)	$20,038	$98,923
311,782	10%	Related party loans payable (1)	48,267	360,049
10,902	0%	Advances(2)	-	10,902
$401,568			$68,305	$469,874

(1) Related Party Loans Payable

As at August 31, 2025, the Company owed a total of $100,505 under 6% notes payable due to related parties (May 31, 2025 - $98,923), of which $21,558 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2025 - $20,038).

As at August 31, 2025, the Company owed a total of $470,593 under 10% notes payable due to related parties (May 31, 2025 - $360,049), of which $58,739 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2025 - $48,267).

Notes payable with Mr. Richard Jeffs

During the three months ended August 31, 2025, the Company borrowed $100,000 from Mr. Richard Jeffs under a non-secured credit line, which allows the Company to draw up to USD$200,000 at 10% per annum and is payable on demand.

As at August 31, 2025, the Company owed a total of $197,394 (May 31, 2025 - $66,693) to Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s CEO and President, Mr. David Jeffs. A total of $67,786 (including accrued interest of $13,837) was borrowed under unsecured notes payable, which accrue interest at a rate of 6% per annum, compounded monthly, and are due on demand. The remaining amount of $129,608 was borrowed under unsecured credit lines, which allow the Company to draw up to CAD$100,000 and up to US$200,000 at 10% per annum, compounded monthly and payable on demand.

During the three months ended August 31, 2025, the Company recorded $3,034 in interest on the notes payable and the funds borrowed under the credit lines with Mr. Richard Jeffs (August 31, 2024 - $960).

Notes payable with Mr. David Jeffs

As of August 31, 2025, the Company owed a total of $48,837 under loan agreements with Mr. David Jeffs, the Company’s CEO, director, and a significant shareholder (May 31, 2025 - $47,615). The loans accrue 10% annual interest, compounded monthly, are unsecured, and are payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as of the date of these condensed consolidated financial statements. During the three months ended August 31, 2025, the Company recorded $1,211 in interest on the principal (August 31, 2024, $1,080).

As of August 31, 2025, the Company owed a total of $32,719 under a loan agreement with a company of which Mr. David Jeffs is a director (May 31, 2025 - $32,229). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the three months ended August 31, 2025, the Company recorded $490 in interest on the principal (August 31, 2024 - $461).

Notes payable with Mr. Amir Vahabzadeh

As at August 31, 2025, the Company owed a total of $190,007 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2025 - $185,297). The loans are unsecured and carry a 10% annual interest rate, compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and, as of the date of these condensed consolidated financial statements, is in default. The remaining notes payable, totaling $130,000, are payable on demand. During the three months ended August 31, 2025, the Company recorded $4,710 in interest on the principal (August 31, 2024 - $2,831).

Notes payable with a significant shareholder

As at August 31, 2025, the Company owed $74,605 (May 31, 2025 - $72,756) under unsecured notes payable with the Company’s significant shareholder (“Mr. Ahdoot”). The loans are unsecured and carry a 10% annual interest rate, compounded monthly. During the three months ended August 31, 2025, the Company recorded $1,849 in interest on the principal (August 31, 2024 - $1,674).

Notes payable with Mrs. Susan Jeffs

As at August 31, 2025, the Company owed $27,536 (May 31, 2025 - $26,822) under non-secured credit line with Mrs. Susan Jeffs, mother of Mr. David Jeffs. The terms of the credit line allow the Company to draw up to CAD$100,000 at 10% per annum payable on demand. During the three months ended August 31, 2025, the Company recorded $684 in interest on the principal (August 31, 2024 - $Nil).

(2) Advances Payable

As at August 31, 2025, the Company owed a total of $10,915 (May 31, 2025 - $10,902) for an advance the Company received in its fiscal 2020 year from an entity controlled by Mr. David Jeffs. The advance is non-interest-bearing, unsecured, and payable on demand.

NOTE 4 - OTHER CURRENT ASSETS

As at August 31, 2025, other current assets consisted of $6,700 in prepaid expenses (May 31, 2025 - $3,400) and $3,250 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2025 - $3,241).

NOTE 5 - SHARE CAPITAL

During the three months ended August 31, 2025, the Company issued 375,000 shares valued at $120,000, under an agreement with an investor relations and public relations firm to provide services for an eight-month term, which commenced on March 18, 2025. The total fair value of these shares was recognized as part of corporate communications fees included in general and administrative expenses.

Options

As at August 31, 2025 and May 31, 2025, the Company did not have any share purchase options issued and exercisable.

Warrants

The changes in the number of warrants outstanding during the three months ended August 31, 2025, and for the year ended May 31, 2025, are as follows:

	Three months ended August 31, 2025		Year ended May 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	166,667	$0.75	166,667	$0.75
Warrants issued	-	$-	-	$-
Warrants outstanding, ending	166,667	$0.75	166,667	$0.75

All warrants outstanding at August 31, 2025, are exercisable at $0.75 and expire on March 12, 2026.

NOTE 6 - RESEARCH AND DEVELOPMENT

In February 2025, the Company recommenced the work on redesigning its eBalance® microcurrent device under a new partnership with ADM Tronics Unlimited, Inc. The Company expects the project to take approximately 22 to 34 weeks and to cost between $62,500 and $127,000. During the three months ended August 31, 2025, the Company had incurred $57,309 on this project. As of August 31, 2025, the Company had spent a total of $121,318 since the project began.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to August 31, 2025, the Company issued 125,000 common shares under an agreement with an investor relations and public relations firm to provide services for an eight-month term, which commenced on March 18, 2025. These shares were valued at $33,750 (Note 5).

In September of 2025, the Company borrowed an additional $50,000 from Mr. Richard Jeffs under a non-secured credit line, which allows the Company to draw up to USD$200,000 at 10% per annum and is payable on demand. As of the date of this Quarterly Report on Form 10-Q, the Company had borrowed a total of $150,000 under the credit line (Note 3).

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

The discussion provided in this Quarterly Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, filed with the United States Securities and Exchange Commission (the “SEC”) on September 2, 2025.

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

Results of Operations for the Three Months ended August 31, 2025 and 2024

Operating results for the three months ended August 31, 2025 and 2024, and the changes in the operating results between those periods are summarized in the table below.

	Three Months ended August 31,		Percentage Increase/ (Decrease)
	2025	2024
Operating expenses
Consulting fees	$34,830	$34,894	(0.2)%
Foreign exchange gain	(1,769)	(14,209)	(87.6)%
General and administrative expenses	139,484	16,451	747.9%
Management fees	22,500	22,500	0.0%
Research and development costs	57,309	-	n/a
Total operating expenses	(252,354)	(59,636)	323.2%
Gain on forgiveness of debt	-	1,569	(100.0)%
Interest	(13,248)	(8,852)	49.7%
Net loss	$(265,602)	$(66,919)	296.9%

Revenues

The Company did not have any revenue-generating activities during the three months ended August 31, 2025 and 2024.

Operating Expenses

During the three months ended August 31, 2025, the Company’s operating expenses increased by 323.2% from $59,636 the Company incurred during the three months ended August 31, 2024, to $252,354 incurred during the three months ended August 31, 2025. The most significant changes were as follows:

•General and administrative expenses for the three months ending August 31, 2025, increased by $123,033, or 747.9%, from $16,451 during the three months ending August 31, 2024, to $139,484 during the three months ending August 31, 2025. The main driver of this change was a $114,854 increase in corporate communications, which rose to $119,224 in the current period from $4,370 in the same period last year. Other notable changes included a $5,743 rise in accounting and audit fees, totaling $10,211 (August 31, 2024 - $4,468), and a $3,583 increase in regulatory fees to $7,595 (August 31, 2024 - $4,012). These increases were partly offset by a $1,457 decrease in professional fees, from $2,653 during the comparative period to $1,196 during the current period ended August 31, 2025. All other expenses included in general and administrative fees remained relatively stable.

•The Company incurred $57,309 in research and development fees for the three months ended August 31, 2025. The research and development fees during the current period were associated with the Company’s decision to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, which resulted in an engagement of ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, who started working on the project in February of 2025. During the comparative three months ended August 31, 2024, the development of the eBalance® devices was suspended due to a lack of funding and unfavorable financial position, and therefore the Company had no expenses associated with research and development.

•Foreign exchange gain decreased by $12,440 to a gain of $1,769 for the three months ended Augus 31, 2025, as compared to a gain of $14,209 for the comparative period ended August 31, 2024. The foreign exchange gain was associated with relatively stable Canadian and US currencies.

Along with the changes in operating expenses mentioned above, the Company also incurred $22,500 in management fees and $34,830 in consulting fees, which remained consistent with the amounts the Company incurred for the three months ended August 31, 2024.

Other Items

During the three months ended August 31, 2025, the Company accrued $11,978 (August 31, 2024 - $7,006) in interest associated with outstanding notes payable to related parties and $1,270 (August 31, 2024 - $1,846) in interest accrued on other vendor payables. During the three months ended August 31, 2024, the Company discharged an outstanding debt to its vendors due to the balances exceeding the statute of limitations, which resulted in a gain on forgiveness of debt of $1,569. The Company did not have similar transactions during the three months ended August 31, 2025.

Liquidity and Capital Resources

Working Capital

	As at August 31, 2025	As at May 31, 2025	Percentage Increase/ (Decrease)
Current assets	$16,387	$21,222	(22.8)%
Current liabilities	1,410,336	1,267,508	11.3%
Working capital deficit	$(1,393,949)	$(1,246,286)	11.8%

As of August 31, 2025, the Company had a cash balance of $6,437, a working capital deficit of $1,393,949, and cash flows used in operations of $108,142 for the period then ended. During the three months ended August 31, 2025, the Company funded its operations with $100,000 the Company borrowed from its related party under a non-secured line of credit at 10% annual interest compounded monthly and due on demand.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the three months ended August 31, 2025. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owing when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Three months ended August 31,
	2025	2024
Cash flows used in operating activities	$(108,142)	$(22,917)
Cash flows generated by financing activities	100,000	-
Effects of foreign currency exchange on cash	(2)	54
Net decrease in cash during the period	$(8,144)	$(22,863)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended August 31, 2025, was $108,142. This cash was primarily used to cover cash operating expenses of $132,868, which were represented by a net loss of $265,602, reduced by the non-cash items totaling $132,734, to decrease accounts payable by $27,482, and to increase other current assets, which include GST receivable and prepaid expenses by $3,307. These uses of cash were offset by a $43,776 increase in amounts due to related parties, and an $11,739 increase in accrued liabilities.

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

Non-cash transactions

During the three months ended August 31, 2025, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$120,000 (August 31, 2024 - $Nil) in investor relations activities, which were paid for through the issuance of common shares;

•$11,978 (August 31, 2024 - $7,006) in interest accrued on the outstanding notes due to related parties;

•$1,270 (August 31, 2024 - $1,846) in interest accrued on the vendor payables;

•$514 in unrealized foreign exchange gain (August 31, 2024 - $14,523), which resulted from fluctuations of the Canadian dollar, the functional currency of Cell MedX Canada, in relation to the US dollar, the functional currency of the parent company, being also the Company’s reporting currency; and

•During the comparative period ended August 31, 2024, the Company recognized a $1,569 gain on forgiveness of debt, which was associated with the write-off of debt that exceeded the statute of limitations.

Net Cash Provided by Financing Activities

During the three months ended August 31, 2025, the Company borrowed $100,000 from Mr. Richard Jeffs, the Company’s major shareholder and the father of the Company’s CEO and President, Mr. David Jeffs, under a revolving credit line, which accumulates interest at 10% per annum compounded monthly and is due on demand.

The Company did not have any financing activities during the three months ended August 31, 2024.

Net Cash Used in Investing Activities

The Company did not have any investing activities during the three months ended August 31, 2025 and 2024.

Going Concern

The notes to the Company’s unaudited condensed consolidated financial statements as at August 31, 2025, disclose an uncertain ability for the Company to continue as a going concern. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company's research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company had faced, the research and development plans associated with the eBalance® technology were temporarily abandoned. In February 2025, the Company engaged ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, to redesign eBalance® microcurrent device, transforming it into a compact consumer unit, optimized for home use. The project is expected to span approximately nine months. Management is planning to support its operations as well as the redesign of the eBalance® microcurrent device through equity or debt financing.

As at August 31, 2025, the Company had accumulated a deficit of $11,127,158 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

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

An evaluation was conducted under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2025. Based on that evaluation, the Company’s management concluded that the disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended August 31, 2025, there were no changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the Securities and Exchange Commission on September 2, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2025, the Company entered into a digital marketing services agreement (the “Agreement”) with Rain Communications Inc. (“Rain Communications”), pursuant to which, the Company committed to issue to Rain Communications a total of 1,000,000 shares at a deemed price of $0.20 per share over the eight-month service period for a total consideration of $200,000. The shares are being issued in batches of 125,000 shares each month starting on April 18, 2025. The shares are being issued pursuant to provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) on the basis that Rain Communications is not a resident of the United States, and is otherwise not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S of the Act and were not in the United States. During the three-month period ended August 31, 2025, the Company issued a total of 375,000 shares to Rain Communications, which were valued at $120,000. Subsequent to August 31, 2025, the Company issued a further 125,000 shares to Rain Communications, valued at $33,750.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (2)
3.2	Articles of Merger - Sports Asylum, Inc. and Plandel Resources, Inc.(3)
3.3	Articles of Merger - Stimcell Energetics Inc. and Sports Asylum, Inc.(3)
3.4	Bylaws (1)
3.5

Certificate of Change - Decrease in Authorized Capital from 7,500,000,000 shares of common stock, par value $0.001, to 500,000,000 shares of common stock, par value, $0.001 and corresponding decrease in the issued shares of common stock (18)

3.6	Certificate of Amendment - Change of Name to “Stimcell Energetics Inc.” and Restatement of Articles of Incorporation(18)
4.1	Specimen Stock Certificate (1)
10.1	Distribution Agreement between Stimcell Energetics Inc. and Live Current Media, Inc., dated for reference March 21, 2019. (4)
10.2	Buyback agreement between Live Current Media Inc. and Stimcell Energetics Inc., dated January 29, 2020.(5)
10.3	Loan Agreement dated July 3, 2020, among Stimcell Energetics Inc. and David Jeffs. (6)
10.4	Loan Agreement and Note Payable dated November 30, 2020, among Stimcell Energetics Inc. and Tradex Capital Corp.(6)
10.5	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(7)
10.6	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(7)
10.7	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(8)
10.8	Loan Agreement and Note Payable dated October 15, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(8)
10.9	Loan Agreement and Note Payable dated May 18, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(8)
10.10	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(8)
10.11	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(9)
10.12	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (9)
10.13	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (9)
10.14	Loan Agreement and Note Payable dated November 29, 2021, among Stimcell Energetics Inc. and Bradley Hargreaves. (9)
10.15	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.16	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)

Exhibit
Number	Description of Document
10.17	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.18	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.19	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.20	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.21	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.22	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.23	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(11)
10.24	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (11)
10.25	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (11)
10.26	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (11)
10.27	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (11)
10.28	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.29	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.30	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.31	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.32	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.33	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and David Jeffs.(12)
10.34	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh.(12)
10.35	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.36	Loan Agreement dated April 11, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (13)
10.37	Loan Agreement dated April 25, 2023, among Stimcell Energetics Inc. and David Jeffs. (13)
10.38	Loan Agreement dated May 16, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (14)
10.39	Loan Agreement dated May 18, 2023, among Stimcell Energetics Inc. and Sam Ahdoot.(14)
10.40	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Amir Vahabzadeh. (15)
10.41	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Sam Ahdoot. (15)
10.42	Loan Agreement dated November 12, 2024, among Stimcell Energetics, Inc. and Amir Vahabzadeh.(16)

Exhibit
Number	Description of Document
10.43	Digital marketing services agreement between the Company and Rain Communications Inc. dated March 18, 2025.(17)
10.44	Debt settlement agreement dated March 24, 2025.(17)
10.45	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Richard Jeffs (19)
10.46	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Susan Jeffs(19)
10.47	Loan Agreement dated March 20, 2025, among Stimcell Energetics Inc. and David Jeffs. (20)
10.48	Loan Agreement dated March 25, 2025, among Stimcell Energetics Inc. and Amir Vahabzadeh. (20)
10.49	Line of credit agreement dated June 20, 2025, among Stimcell Energetics Inc. and Richard Jeffs(20)
10.50	Amendment to the line of credit agreement dated July 21, 2025, among Stimcell Energetics Inc. and Richard Jeffs(20)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three months ended August 31, 2025 and 2024 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at August 31, 2025 and as at May 31, 2025.
(2) Unaudited Condensed Consolidated Statements of Operations for the three months ended August 31, 2025 and 2024.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at August 31, 2025 and 2024.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2025 and 2024.

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

(2)Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed with SEC on October 13, 2010

(3)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2014

(4)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2019

(5)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2020

(6)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 15, 2020

(7)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 9, 2021

(8)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 30, 2021

(9)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on January 12, 2022

(10)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on April 11, 2022

(11)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2022

(12)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023

(13)Filed as an exhibit to the Company’s Annual Report on Form 10-Q filed with the SEC on May 19, 2023

(14)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2023

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

(16)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on January 14, 2025

(17)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025

(18)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2024

(19)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2025

(20)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stimcell Energetics Inc.

Date: October 14, 2025	By:	/s/ David Jeffs
David Jeffs
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 14, 2025	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)