Form 10-Q
period 2025-11-30
Stimcell Energetics Inc.
filed 2026-01-15
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2025

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission File Number: 000-54500

Stimcell Energetics Inc.

(Exact name of registrant as specified in its charter)

Nevada	38-3939625
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1130 Pender Street, West, Suite 555 Vancouver, British Columbia	V6E 4A4
(Address of principal executive offices)	(Zip code)

(844) 238-2692

(Registrant’s telephone number, including area code)

1130 Pender Street, West, Suite 820, Vancouver, British Columbia V6E 4A4

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of January 15, 2026, was 20,891,272.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Stimcell Energetics Inc. as at November 30, 2025, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended November 30, 2025, are not necessarily indicative of the results that can be expected for the year ending May 31, 2026.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Stimcell,” “Stimcell Energetics,” and the “Company” mean Stimcell Energetics Inc. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	November 30, 2025	May 31, 2025
ASSETS

Current assets
Cash	$46,159	$14,581
Other current assets	6,186	6,641
Total assets	$52,345	$21,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$323,867	$322,144
Accrued liabilities	15,402	26,954
Due to related parties	546,447	448,536
Notes and advances due to related parties	708,923	469,874
Total liabilities	1,594,639	1,267,508

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized; 20,891,272 and 20,141,272 shares issued and outstanding at November 30, 2025 and May 31, 2025, respectively	20,891	20,141
Additional paid-in capital	9,395,841	9,146,591
Reserves	366,493	366,493
Accumulated deficit	(11,436,906)	(10,861,556)
Accumulated other comprehensive income	111,387	82,045
Total stockholders’ deficit	(1,542,294)	(1,246,286)
Total liabilities and stockholders’ deficit	$52,345	$21,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,
	2025	2024	2025	2024
Operating expenses
Consulting fees	$34,365	$34,743	$69,195	$69,637
Foreign exchange	21,548	50,774	19,779	36,565
General and administrative expenses	163,598	22,681	303,082	39,132
Management fees	22,500	22,500	45,000	45,000
Research and development costs	51,035	-	108,344	-
Total operating expenses	293,046	130,698	545,400	190,334

Other items
Forgiveness of debt	-	-	-	1,569
Interest	(16,702)	(8,810)	(29,950)	(17,662)
Net loss	(309,748)	(139,508)	(575,350)	(206,427)

Foreign currency translation	31,403	65,533	29,342	47,012
Comprehensive loss	$(278,345)	$(73,975)	$(546,008)	$(159,415)

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	20,692,096	19,816,272	20,504,660	19,816,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income	Total

Balance - May 31, 2024	19,816,272	$19,816	$9,013,501	$366,493	$(10,295,263)	$68,998	$(826,455)

Debt forgiven by shareholders	-	-	3,165	-	-	-	3,165
Net loss for the period ended Aug. 31, 2024	-	-	-	-	(66,919)	-	(66,919)
Translation to reporting currency	-	-	-	-	-	(18,521)	(18,521)

Balance – August 31, 2024	19,816,272	19,816	9,016,666	366,493	(10,362,182)	50,477	(908,730)

Net loss for the period ended Nov. 30, 2024	-	-	-	-	(139,508)	-	(139,508)
Translation to reporting currency	-	-	-	-	-	65,533	65,533

Balance – November 30, 2024	19,816,272	$19,816	$9,016,666	$366,493	$(10,501,690)	$116,010	$(982,705)

Balance – May 31, 2025	20,141,272	$20,141	$9,146,591	$366,493	$(10,861,556)	$82,045	$(1,246,286)

Shares issued for service	375,000	375	119,625		-	-	120,000
Net loss for the period ended Aug. 31, 2025	-	-	-	-	(265,602)	-	(265,602)
Translation to reporting currency	-	-	-	-	-	(2,061)	(2,061)

Balance – August 31, 2025	20,516,272	20,516	9,266,216	366,493	(11,127,158)	79,984	(1,393,949)

Shares issued for service	375,000	375	129,625		-	-	130,000
Net loss for the period ended Nov. 30, 2025	-	-	-	-	(309,748)	-	(309,748)
Translation to reporting currency	-	-	-	-	-	31,403	31,403

Balance – November 30, 2025	20,891,272	$20,891	$9,395,841	$366,493	$(11,436,906)	$111,387	$(1,542,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended November 30,
	2025	2024

Cash flows used in operating activities
Net loss	$(575,350)	$(206,427)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	27,035	14,239
Accrued interest on vendor payables	2,915	3,423
Gain on forgiveness of debt	-	(1,569)
Non-cash investor relations fees	250,000	-
Unrealized foreign exchange	19,477	36,041
Changes in operating assets and liabilities
Other current assets	435	(1,886)
Accounts payable	978	28,361
Accrued liabilities	(11,529)	(15,699)
Due to related parties	103,759	104,081
Net cash flows used in operating activities	(182,280)	(39,436)

Cash flows from financing activities
Proceeds from notes due to related parties	214,248	30,000
Net cash provided by financing activities	214,248	30,000

Effects of foreign currency exchange on cash	(390)	(158)
Change in cash	31,578	(9,594)
Cash, beginning	14,581	43,415
Cash, ending	$46,159	$33,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all the information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 2, 2025. The interim unaudited condensed consolidated financial statements for the three and six months ended November 30, 2025, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended November 30, 2025, are not necessarily indicative of the results that may be expected for the year ending May 31, 2026.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2025, the Company has not achieved profitable operations and has accumulated a deficit of $11,436,906. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

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

The following table presents the calculation of the loss per share:

	Three months ended November 30,		Six months ended November 30,
	2025	2024	2025	2024
Net loss attributable to common shareholders	$309,748	$139,508	$575,350	$206,427
Weighted-average common shares outstanding	20,692,096	19,816,272	20,504,660	19,816,272
Loss per common share (basic and diluted)	$0.01	$0.01	$0.03	$0.01

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at November 30, 2025, and at May 31, 2025:

	November 30, 2025	May 31, 2025
Due to the Chief Executive Officer (“CEO”) and President	$196,988	$144,237
Due to the Chief Financial Officer (“CFO”)	5,615	8,778
Due to an entity controlled by a director of the Company	343,844	295,521
Due to related parties(1)	$546,447	$448,536

(1)The amounts due to related parties are unsecured, due on demand and bear no interest.

During the six months ended November 30, 2025 and 2024, the Company had the following transactions with related parties:

	November 30, 2025	November 30, 2024
Management fees incurred to the CEO and President	$45,000	$45,000
Consulting fees incurred to the CFO	15,000	15,000
Consulting fees incurred to an entity controlled by a director of the Company	54,195	54,637
Total transactions with related parties	$114,195	$114,637

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at November 30, 2025 and May 31, 2025:

As at November 30, 2025
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$78,033	6%	Related party loans payable (1)	$22,817	$100,850
525,112	10%	Related party loans payable (1)	72,231	597,343
10,730	0%	Advances(2)	-	10,730
$613,875			$95,048	$708,923

As at May 31, 2025
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$78,884	6%	Related party loans payable (1)	$20,038	$98,923
311,782	10%	Related party loans payable (1)	48,267	360,049
10,902	0%	Advances(2)	-	10,902
$401,568			$68,305	$469,874

(1) Related Party Loans Payable

As at November 30, 2025, the Company owed a total of $100,850 under 6% notes payable due to related parties (May 31, 2025 - $98,923), of which $22,817 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2025 - $20,038).

As at November 30, 2025, the Company owed a total of $597,343 under 10% notes payable due to related parties (May 31, 2025 - $360,049), of which $72,231 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2025 - $48,267).

Notes payable with Mr. Richard Jeffs

During the six months ended November 30, 2025, the Company borrowed $200,000 from Mr. Richard Jeffs under a non-secured credit line, which allows the Company to draw up to USD$200,000 at 10% per annum and is payable on demand.

As at November 30, 2025, the Company owed a total of $301,666 (May 31, 2025 - $66,693) to Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s CEO and President, Mr. David Jeffs. A total of $67,639 (including accrued interest of $14,606) was borrowed under unsecured notes payable, which accrue interest at a rate of 6% per annum, compounded monthly, and are due on demand. The remaining amount of $234,027 was borrowed under unsecured credit lines, which allow the Company to draw up to CAD$100,000 and up to US$200,000 at 10% per annum, compounded monthly and payable on demand.

During the six months ended November 30, 2025, the Company recorded $8,938 in interest on the notes payable and the funds borrowed under the credit lines with Mr. Richard Jeffs (November 30, 2024 - $1,918).

Notes payable with Mr. David Jeffs

As of November 30, 2025, the Company owed a total of $49,891 under loan agreements with Mr. David Jeffs, the Company’s CEO, director, and a significant shareholder (May 31, 2025 - $47,615). The loans accrue 10% annual interest, compounded monthly, are unsecured, and are payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as of the date of these condensed consolidated financial statements. During the six months ended November 30, 2025, the Company recorded $2,435 in interest on the principal (November 30, 2024, $2,173).

As of November 30, 2025, the Company owed a total of $33,211 under a loan agreement with a company of which Mr. David Jeffs is a director (May 31, 2025 - $32,229). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the six months ended November 30, 2025, the Company recorded $982 in interest on the principal (November 30, 2024 - $925).

Notes payable with Mr. Amir Vahabzadeh

As at November 30, 2025, the Company owed a total of $194,784 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2025 - $185,297). The loans are unsecured and carry a 10% annual interest rate, compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and, as of the date of these condensed consolidated financial statements, is in default. The remaining notes payable, totaling $130,000, are payable on demand. During the six months ended November 30, 2025, the Company recorded $9,486 in interest on the principal (November 30, 2024 - $5,851).

Notes payable with a significant shareholder

As at November 30, 2025, the Company owed $76,481 (May 31, 2025 - $72,756) under unsecured notes payable with the Company’s significant shareholder (“Mr. Ahdoot”). The loans are unsecured and carry a 10% annual interest rate, compounded monthly. During the six months ended November 30, 2025, the Company recorded $3,725 in interest on the principal (November 30, 2024 - $3,372).

Notes payable with Mrs. Susan Jeffs

During the six months ended November 30, 2025, the Company borrowed $14,248 from Mrs. Susan Jeffs, mother of Mr. David Jeffs, under a non-secured credit line, which allows the Company to draw up to CAD$100,000 at 10% per annum and is payable on demand.

As at November 30, 2025, the Company owed $42,160 (May 31, 2025 - $26,822) under non-secured credit line with Mrs. Susan Jeffs. During the six months ended November 30, 2025, the Company recorded $1,469 in interest on the principal (November 30, 2024 - $Nil).

(2) Advances Payable

As at November 30, 2025, the Company owed a total of $10,730 (May 31, 2025 - $10,902) for an advance the Company received in its fiscal 2020 year from an entity controlled by Mr. David Jeffs. The advance is non-interest-bearing, unsecured, and payable on demand.

NOTE 4 - OTHER CURRENT ASSETS

As at November 30, 2025, other current assets consisted of $6,175 in prepaid expenses (May 31, 2025 - $3,400) and $11 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2025 - $3,241).

NOTE 5 - SHARE CAPITAL

During the six months ended November 30, 2025, the Company issued 750,000 shares valued at $250,000, under an agreement with an investor relations and public relations firm to provide services for an eight-month term, which commenced on March 18, 2025. The total fair value of these shares was recognized as part of corporate communications fees included in general and administrative expenses.

Options

As at November 30, 2025 and May 31, 2025, the Company did not have any share purchase options issued and exercisable.

Warrants

The changes in the number of warrants outstanding during the six months ended November 30, 2025, and for the year ended May 31, 2025, are as follows:

	Six months ended November 30, 2025		Year ended May 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	166,667	$0.75	166,667	$0.75
Warrants issued	-	$-	-	$-
Warrants outstanding, ending	166,667	$0.75	166,667	$0.75

All warrants outstanding at November 30, 2025, are exercisable at $0.75 and expire on March 12, 2026.

NOTE 6 - RESEARCH AND DEVELOPMENT

In February 2025, the Company recommenced the work on redesigning its eBalance® microcurrent device under a new partnership with ADM Tronics Unlimited, Inc (“ADM Tronics”). The Company expected the project to take approximately 22 to 34 weeks and to cost between $62,500 and $127,000. As of November 30, 2025, the project has not been completed, and the Company continues to work with ADM Tronics, at a regular hourly fee.

During the six months ended November 30, 2025, the Company had incurred $108,344 on this project. As of November 30, 2025, the Company had spent a total of $172,353 since the project began.

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

On December 1, 2025, the Company entered into a service agreement with the St. Boniface Hospital Albrechtsen Research Centre, affiliated with the University of Manitoba, and Principal Investigator, Professor Paul Fernyhough, to explore the effects of eBalance® device on mitochondrial function in cultured sensory neurons to further define the physiological action of microcurrents.

Under the agreement, Dr. Fernyhough's team will conduct a series of experiments to assess how eBalance® stimulation influences key aspects of cellular energy production by mitochondria.  Using established biological assays in Dr. Fernyhough's laboratory, the study will measure oxygen consumption rates (OCR) to evaluate impacts on the electron transport chain, ATP production, glycolysis, basal respiration, maximal respiration, spare respiratory capacity, coupling efficiency, and proton leak. Additional analyses will quantify enzyme activities such as AMP-activated protein kinase (AMPK) and levels of respiratory proteins through Western blotting. The project, expected to span approximately three months, involves acute and longer-term stimulation of dissociated adult rat dorsal root ganglia (DRG) neurons under controlled conditions. Replicates will ensure robust statistical analysis, with a comprehensive report provided at the study's conclusion.

Results of Operations for the Three and Six Months ended November 30, 2025 and 2024

Operating results for the three and six months ended November 30, 2025 and 2024, and the changes in the operating results between those periods are summarized in the table below.

	Three Months ended November 30,		Percentage Increase/ (Decrease)	Six Months ended November 30,		Percentage Increase/ (Decrease)
	2025	2024		2025	2024
Operating expenses
Consulting fees	$34,365	$34,743	(1.1)%	$69,195	$69,637	(0.6)%
Foreign exchange loss	21,548	50,774	(57.6)%	19,779	36,565	(45.9)%
General and administrative expenses	163,598	22,681	621.3%	303,082	39,132	674.5%
Management fees	22,500	22,500	-%	45,000	45,000	-%
Research and development costs	51,035	-	n/a	108,344	-	n/a
Total operating expenses	293,046	130,698	124.2%	545,400	190,334	186.5%
Gain on forgiveness of debt	-	-	n/a	-	(1,569)	(100.0)%
Interest	16,702	8,810	89.6%	29,950	17,662	69.6%
Net loss	$309,748	$139,508	122.0%	$575,350	$206,427	178.7%

Revenues

The Company did not have any revenue-generating activities during the three and six months ended November 30, 2025 and 2024.

Operating Expenses

During the three months ended November 30, 2025, the Company’s operating expenses increased by 124.2% from $130,698 the Company incurred during the three months ended November 30, 2024, to $293,046 incurred during the three months ended November 30, 2025. The largest change was associated with a $140,917 increase in general and administrative expenses, which increased from $22,681 the Company incurred during the three months ending November 30, 2024, to $163,598 during the three months ending November 30, 2025. The main driver of this change was a $134,362 increase in corporate communications, which rose to $135,137 in the current period from $775 in the same period last year. Other notable changes included a $10,560 increase in regulatory fees to $17,678 (November 30, 2024 - $7,118), a $2,008 increase in office expenses to $2,861 (November 30, 2024 - $853), and $1,330 in travel expenses, an expense the Company did not incur in the comparative period. These increases were partly offset by a $7,224 decrease in professional fees, from $7,469 during the comparative period to $245 during the current period ended November 30, 2025. All other expenses included in general and administrative fees remained relatively stable.

The second largest change was associated with $51,035 in research and development fees for the three months ended November 30, 2025. The research and development fees during the current period were associated with the Company’s decision to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, which resulted in an engagement of ADM Tronics Unlimited, Inc. During the comparative three months ended November 30, 2024, the development of the eBalance® devices was suspended due to a lack of funding and unfavorable financial position, and therefore the Company had no expenses associated with research and development.

The above increases were in part offset by a $29,226 decrease in foreign exchange loss, driven by a weakening Canadian dollar relative to the U.S. dollar. As of November 30, 2025, the Company recognized a foreign exchange loss of $21,548, compared with $50,774 during the same period in 2024.

Along with the changes in operating expenses mentioned above, the Company also incurred $22,500 in management fees and $34,365 in consulting fees, which remained consistent with the amounts the Company incurred for the three months ended November 30, 2024.

On a year-to-date basis, the Company’s operating expenses increased by 186.5% from $190,334 the Company incurred during the six months ended November 30, 2024, to $545,400 the Company incurred during the six months ended November 30, 2025. The most significant changes were as follows:

•General and administrative expenses for the six months ending November 30, 2025, increased by $263,950, or 674.5%, from $39,132 during the six months ending November 30, 2024, to $303,082 during the six months ending November 30, 2025. The main driver of this change was a $249,216 increase in corporate communications, which rose to $254,361 in the current period from $5,145 in the same period last year. Other notable changes included a $14,143 increase in regulatory fees to $25,273 (November 30, 2024 - $11,130) and a $6,015 rise in accounting and audit fees to $16,211 (November 30, 2024 - $10,196). These increases were partly offset by an $8,681 decrease in professional fees, from $10,122 during the comparative period to $1,441 during the current period ended November 30, 2025. All other expenses included in general and administrative fees remained relatively stable.

•The Company incurred $108,344 in research and development fees for the six months ended November 30, 2025. The research and development fees during the current period were associated with the Company’s decision to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, which resulted in an engagement of ADM Tronics Unlimited, Inc. During the comparative six months ended November 30, 2024, the development of the eBalance® devices was suspended due to a lack of funding and unfavorable financial position, and therefore the Company had no expenses associated with research and development.

•Foreign exchange loss decreased by $16,786 to a loss of $19,779 for the six months ended November 30, 2025, as compared to a loss of $36,565 for the comparative period ended November 30, 2024. The foreign exchange loss was associated with a weakening Canadian dollar relative to the U.S. dollar.

Along with the changes in operating expenses mentioned above, the Company also incurred $45,000 in management fees and $69,165 in consulting fees, which remained consistent with the amounts the Company incurred for the six months ended November 30, 2024.

Other Items

During the three months ended November 30, 2025, the Company accrued $15,057 (November 30, 2024 - $7,233) in interest associated with outstanding notes payable to related parties and $1,645 (November 30, 2024 - $1,577) in interest accrued on other vendor payables.

During the six months ended November 30, 2025, the Company accrued $27,035 (November 30, 2024 - $14,239) in interest on outstanding notes payable to related parties and $2,915 (November 30, 2024 - $3,423) in interest on other vendor payables. During the six months ended November 30, 2024, the Company discharged an outstanding debt to its vendors due to the balances exceeding the statute of limitations, which resulted in a gain on forgiveness of debt of $1,569. The Company did not have similar transactions during the six months ended November 30, 2025.

Liquidity and Capital Resources

Working Capital

	As at November 30, 2025	As at May 31, 2025	Percentage Increase
Current assets	$52,345	$21,222	146.7%
Current liabilities	1,594,639	1,267,508	25.8%
Working capital deficit	$(1,542,294)	$(1,246,286)	23.8%

As of November 30, 2025, the Company had a cash balance of $46,159, a working capital deficit of $1,542,294, and cash flows used in operations of $182,280 for the period then ended. During the six months ended November 30, 2025, the Company funded its operations with $214,248 the Company borrowed from its related parties under non-secured lines of credit at 10% annual interest compounded monthly and due on demand.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the six months ended November 30, 2025. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owed when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Six months ended November 30,
	2025	2024
Cash flows used in operating activities	$(182,280)	$(39,436)
Cash flows generated by financing activities	214,248	30,000
Effects of foreign currency exchange on cash	(390)	(158)
Net decrease in cash during the period	$31,578	$(9,594)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended November 30, 2025, was $182,280. This cash was primarily used to cover cash operating expenses of $275,923, which were represented by a net loss of $575,350, reduced by non-cash items totaling $299,427, and to decrease accrued liabilities by $11,529. These uses of cash were offset by a $103,759 increase in amounts due to related parties, a $978 increase in accounts payable, and a $435 decrease in other current assets, including GST receivable and prepaid expenses.

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

Non-cash transactions

During the six months ended November 30, 2025, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$250,000 (November 30, 2024 - $Nil) in investor relations activities, which were paid for through the issuance of common shares;

•$27,035 (November 30, 2024 - $14,239) in interest accrued on the outstanding notes due to related parties;

•$2,915 (November 30, 2024 - $3,423) in interest accrued on the vendor payables; and

•$19,477 in unrealized foreign exchange loss (November 30, 2024 - $36,041), which resulted from fluctuations of the Canadian dollar, the functional currency of Cell MedX Canada, in relation to the U.S. dollar, the functional currency of the parent company, being also the Company’s reporting currency.

•During the comparative period ended November 30, 2024, the Company recognized a $1,569 gain on forgiveness of debt, which was associated with the write-off of debt that exceeded the statute of limitations.

Net Cash Provided by Financing Activities

During the six months ended November 30, 2025, the Company borrowed $200,000 from Mr. Richard Jeffs, the Company’s major shareholder and the father of the Company’s CEO and President, Mr. David Jeffs, under a revolving credit line, which accumulates interest at 10% per annum compounded monthly and is due on demand. During the same period, the Company borrowed an additional $14,248 from Mrs. Susan Jeffs, the mother of the Company’s CEO and President, Mr. David Jeffs, under a revolving credit line that accrues interest at 10% per annum, compounded monthly, and is due on demand.

During the six months that ended November 30, 2024, the Company borrowed $30,000 from its related party in exchange for a 10% note payable due on demand.

Net Cash Used in Investing Activities

The Company did not have any investing activities during the six months ended November 30, 2025 and 2024.

Going Concern

The notes to the Company’s unaudited condensed consolidated financial statements as at November 30, 2025, disclose an uncertain ability for the Company to continue as a going concern for the next twelve-month period. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company's research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company had faced, the research and development plans associated with the eBalance® technology were temporarily abandoned. In February 2025, the Company engaged ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, to redesign eBalance® microcurrent device, transforming it into a compact consumer unit, optimized for home use. Management is planning to support its operations as well as the redesign of the eBalance® microcurrent device through equity or debt financing.

As at November 30, 2025, the Company had accumulated a deficit of $11,436,906 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

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

An evaluation was conducted under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2025. Based on that evaluation, the Company’s management concluded that the disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended November 30, 2025, there were no changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the Securities and Exchange Commission on September 2, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2025, the Company entered into a digital marketing services agreement (the “Agreement”) with Rain Communications Inc. (“Rain Communications”), pursuant to which, the Company committed to issue to Rain Communications a total of 1,000,000 shares at a deemed price of $0.20 per share over the eight-month service period. The shares were issued in batches of 125,000 shares per month starting on April 18, 2025. The shares were issued pursuant to provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) on the basis that Rain Communications is not a resident of the United States, and is otherwise not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S of the Act and were not in the United States. During the six months ended November 30, 2025, the Company issued a total of 750,000 shares to Rain Communications, which were valued at $250,000 based on the fair value of services received, consistent with ASC 718.

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

3.6	Certificate of Amendment - Change of Name to “Stimcell Energetics Inc.” and Restatement of Articles of Incorporation(18)
4.1	Specimen Stock Certificate (1)
10.1	Distribution Agreement between Stimcell Energetics Inc. and Live Current Media, Inc., dated for reference March 21, 2019. (4)
10.2	Buyback agreement between Live Current Media Inc. and Stimcell Energetics Inc., dated January 29, 2020.(5)
10.3	Loan Agreement dated July 3, 2020, among Stimcell Energetics Inc. and David Jeffs. (6)
10.4	Loan Agreement and Note Payable dated November 30, 2020, among Stimcell Energetics Inc. and Tradex Capital Corp.(6)
10.5	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(7)
10.6	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(7)
10.7	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(8)
10.8	Loan Agreement and Note Payable dated October 15, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(8)
10.9	Loan Agreement and Note Payable dated May 18, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(8)
10.10	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(8)
10.11	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(9)
10.12	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (9)
10.13	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (9)
10.14	Loan Agreement and Note Payable dated November 29, 2021, among Stimcell Energetics Inc. and Bradley Hargreaves. (9)
10.15	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.16	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)

Exhibit
Number	Description of Document
10.17	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.18	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.19	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.20	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.21	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.22	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.23	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(11)
10.24	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (11)
10.25	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (11)
10.26	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (11)
10.27	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (11)
10.28	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.29	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.30	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.31	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.32	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.33	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and David Jeffs.(12)
10.34	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh.(12)
10.35	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.36	Loan Agreement dated April 11, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (13)
10.37	Loan Agreement dated April 25, 2023, among Stimcell Energetics Inc. and David Jeffs. (13)
10.38	Loan Agreement dated May 16, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (14)
10.39	Loan Agreement dated May 18, 2023, among Stimcell Energetics Inc. and Sam Ahdoot.(14)
10.40	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Amir Vahabzadeh. (15)
10.41	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Sam Ahdoot. (15)
10.42	Loan Agreement dated November 12, 2024, among Stimcell Energetics, Inc. and Amir Vahabzadeh.(16)

Exhibit
Number	Description of Document
10.43	Digital marketing services agreement between the Company and Rain Communications Inc. dated March 18, 2025.(17)
10.44	Debt settlement agreement dated March 24, 2025.(17)
10.45	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Richard Jeffs (19)
10.46	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Susan Jeffs(19)
10.47	Loan Agreement dated March 20, 2025, among Stimcell Energetics Inc. and David Jeffs. (20)
10.48	Loan Agreement dated March 25, 2025, among Stimcell Energetics Inc. and Amir Vahabzadeh. (20)
10.49	Line of credit agreement dated June 20, 2025, among Stimcell Energetics Inc. and Richard Jeffs(20)
10.50	Amendment to the line of credit agreement dated July 21, 2025, among Stimcell Energetics Inc. and Richard Jeffs(20)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three and six months ended November 30, 2025 and 2024 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at November 30, 2025 and as at May 31, 2025.
(2) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2025 and 2024.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at November 30, 2025 and 2024.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2025 and 2024.

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

Stimcell Energetics Inc.

Date: January 15, 2026	By:	/s/ David Jeffs
David Jeffs
Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 15, 2026	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)