Form 10-Q
period 2026-02-28
Stimcell Energetics Inc.
filed 2026-04-10
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of April 10, 2026, was 21,141,272.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements of Stimcell Energetics Inc. as at February 28, 2026, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended February 28, 2026, are not necessarily indicative of the results that can be expected for the year ending May 31, 2026.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Stimcell,” “Stimcell Energetics,” and the “Company” mean Stimcell Energetics Inc. and its subsidiary, Cell MedX (Canada) Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	February 28, 2026	May 31, 2025
ASSETS

Current assets
Cash	$10,257	$14,581
Other current assets	24,264	6,641
Total assets	$34,521	$21,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$319,927	$322,144
Accrued liabilities	7,791	26,954
Due to related parties	605,231	448,536
Notes and advances due to related parties	779,992	469,874
Total liabilities	1,712,941	1,267,508

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized; 20,891,272 and 20,141,272 shares issued and outstanding at February 28, 2026 and May 31, 2025, respectively	20,891	20,141
Additional paid-in capital	9,395,841	9,146,591
Reserves	366,493	366,493
Accumulated deficit	(11,527,472)	(10,861,556)
Accumulated other comprehensive income	65,827	82,045
Total stockholders’ deficit	(1,678,420)	(1,246,286)
Total liabilities and stockholders’ deficit	$34,521	$21,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2026	2025	2026	2025
Operating expenses
Consulting fees	$34,785	$33,694	$103,980	$103,331
Foreign exchange	(30,146)	41,552	(10,367)	78,117
General and administrative expenses	8,208	32,847	311,290	71,979
Management fees	22,500	22,500	67,500	67,500
Research and development costs	36,561	493	144,905	493
Total operating expenses	71,908	131,086	617,308	321,420

Other items
Forgiveness of debt	-	-	-	1,569
Interest	(18,658)	(9,451)	(48,608)	(27,113)
Net loss	(90,566)	(140,537)	(665,916)	(346,964)

Foreign currency translation	(45,560)	53,027	(16,218)	100,039
Comprehensive loss	$(136,126)	$(87,510)	$(682,134)	$(246,925)

Net loss per common share
Basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	20,891,272	19,816,272	20,632,114	19,816,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income	Total

Balance - May 31, 2024	19,816,272	$19,816	$9,013,501	$366,493	$(10,295,263)	$68,998	$(826,455)

Debt forgiven by shareholders	-	-	3,165	-	-	-	3,165
Net loss for the period ended Aug. 31, 2024	-	-	-	-	(66,919)	-	(66,919)
Translation to reporting currency	-	-	-	-	-	(18,521)	(18,521)

Balance – August 31, 2024	19,816,272	19,816	9,016,666	366,493	(10,362,182)	50,477	(908,730)

Net loss for the period ended Nov. 30, 2024	-	-	-	-	(139,508)	-	(139,508)
Translation to reporting currency	-	-	-	-	-	65,533	65,533

Balance – November, 2024	19,816,272	19,816	9,016,666	366,493	(10,501,690)	116,010	(982,705)

Net loss for the period ended Feb. 28, 2025	-	-	-	-	(140,537)	-	(140,537)
Translation to reporting currency	-	-	-	-	-	53,027	53,027

Balance – February 28, 2025	19,816,272	$19,816	$9,016,666	$366,493	$(10,642,227)	$169,037	$(1,070,215)

Balance – May 31, 2025	20,141,272	$20,141	$9,146,591	$366,493	$(10,861,556)	$82,045	$(1,246,286)

Shares issued for service	375,000	375	119,625		-	-	120,000
Net loss for the period ended Aug. 31, 2025	-	-	-	-	(265,602)	-	(265,602)
Translation to reporting currency	-	-	-	-	-	(2,061)	(2,061)

Balance – August 31, 2025	20,516,272	20,516	9,266,216	366,493	(11,127,158)	79,984	(1,393,949)

Shares issued for service	375,000	375	129,625		-	-	130,000
Net loss for the period ended Nov. 30, 2025	-	-	-	-	(309,748)	-	(309,748)
Translation to reporting currency	-	-	-	-	-	31,403	31,403

Balance – November 30, 2025	20,891,272	20,891	9,395,841	366,493	(11,436,906)	111,387	(1,542,294)

Net loss for the period ended Feb. 28, 2026	-	-	-	-	(90,566)	-	(90,566)
Translation to reporting currency	-	-	-	-	-	(45,560)	(45,560)

Balance – February 28, 2026	20,891,272	$20,891	$9,395,841	$366,493	$(11,527,472)	$65,827	$(1,678,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended February 28,
	2026	2025

Cash flows used in operating activities
Net loss	$(665,916)	$(346,964)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	44,150	22,156
Accrued interest on vendor payables	4,458	4,958
Gain on forgiveness of debt	-	(1,569)
Non-cash investor relations fees	250,000	-
Unrealized foreign exchange	(10,171)	76,746
Changes in operating assets and liabilities
Other current assets	(17,635)	(7,877)
Accounts payable	(7,311)	24,664
Accrued liabilities	(19,175)	(19,215)
Due to related parties	153,030	163,949
Net cash flows used in operating activities	(268,570)	(83,152)

Cash flows from financing activities
Proceeds from notes due to related parties	264,248	46,745
Net cash provided by financing activities	264,248	46,745

Effects of foreign currency exchange on cash	(2)	(330)
Change in cash	(4,324)	(36,737)
Cash, beginning	14,581	43,415
Cash, ending	$10,257	$6,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

STIMCELL ENERGETICS INC.

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

Unaudited Interim Financial Statements

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). They do not include all the information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended May 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on September 2, 2025. The interim unaudited condensed consolidated financial statements for the three and nine months ended February 28, 2026, should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended February 28, 2026, are not necessarily indicative of the results that may be expected for the year ending May 31, 2026.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of February 28, 2026, the Company has not achieved profitable operations and has accumulated a deficit of $11,527,472. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these condensed consolidated financial statements. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

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

The functional currency of Cell MedX Canada is the Canadian dollar. On consolidation, the subsidiary translates its assets and liabilities to U.S. dollars using foreign exchange rates which prevailed at the balance sheet date, and translates its revenues and expenses using average exchange rates during the period. Gains and losses arising on the settlement of foreign currency-denominated transactions or balances are included in other comprehensive income/loss. The Company has not, to the date of these condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The following table presents the calculation of the loss per share:

	Three months ended February 28,		Nine months ended February 28,
	2026	2025	2026	2025
Net loss attributable to common shareholders	$90,566	$140,537	$665,916	$346,964
Weighted-average common shares outstanding	20,891,272	19,816,272	20,632,114	19,816,272
Loss per common share (basic and diluted)	$0.00	$0.01	$0.03	$0.02

NOTE 2 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than advances and notes payable to related parties (Note 3) at February 28, 2026, and at May 31, 2025:

	February 28, 2026	May 31, 2025
Due to the Chief Executive Officer (“CEO”) and President	$220,093	$144,237
Due to the Chief Financial Officer (“CFO”)	5,617	8,778
Due to an entity controlled by a director of the Company	379,521	295,521
Due to related parties(1)	$605,231	$448,536

(1)The amounts due to related parties are unsecured, due on demand and bear no interest.

During the nine months ended February 28, 2026 and 2025, the Company had the following transactions with related parties:

	February 28, 2026	February 28, 2025
Management fees incurred to the CEO and President	$67,500	$67,500
Consulting fees incurred to the CFO	22,500	22,500
Consulting fees incurred to an entity controlled by a director of the Company	81,480	80,831
Total transactions with related parties	$171,480	$170,831

NOTE 3 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at February 28, 2026 and May 31, 2025:

As at February 28, 2026
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$79,343	6%	Related party loans payable (1)	$24,702	$104,045
576,968	10%	Related party loans payable (1)	87,984	664,952
10,995	0%	Advances(2)	-	10,995
$667,306			$112,686	$779,992

As at May 31, 2025
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$78,884	6%	Related party loans payable (1)	$20,039	$98,923
311,782	10%	Related party loans payable (1)	48,267	360,049
10,902	0%	Advances(2)	-	10,902
$401,568			$68,306	$469,874

(1) Related Party Loans Payable

As of February 28, 2026, the Company owed a total of $104,045 under 6% notes payable due to related parties (May 31, 2025 - $98,923), of which $24,702 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2025 - $20,039).

As of February 28, 2026, the Company owed a total of $664,952 under 10% notes payable due to related parties (May 31, 2025 - $360,049), of which $87,984 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2025 - $48,267).

Notes payable with Mr. Richard Jeffs

During the nine months ended February 28, 2026, the Company borrowed $200,000 from Mr. Richard Jeffs under a unsecured credit line, which allows the Company to draw up to $200,000 at 10% per annum and is payable on demand.

As of February 28, 2026, the Company owed a total of $310,908 (May 31, 2025 - $94,253) to Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s CEO and President, Mr. David Jeffs. A total of $70,340 (including accrued interest of $15,997) was borrowed under unsecured notes payable, which accrue interest at a rate of 6% per annum, compounded monthly, and are due on demand. The remaining amount of $240,568 was borrowed under unsecured credit lines, which allow the Company to draw up to CAD$100,000 and up to $200,000 at 10% per annum, compounded monthly and payable on demand.

During the nine months ended February 28, 2026, the Company recorded $15,790 in interest on the notes payable and the funds borrowed under the credit lines with Mr. Richard Jeffs (February 28, 2025 - $2,867).

Notes payable with Mr. David Jeffs

As of February 28, 2026, the Company owed a total of $51,386 under loan agreements with Mr. David Jeffs, the Company’s CEO, director, and a significant shareholder (May 31, 2025 - $47,615). The loans accrue 10% annual interest, compounded monthly, are unsecured, and are payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as of the date of these condensed consolidated financial statements. During the nine months ended February 28, 2026, the Company recorded $3,679 in interest on the principal (February 28, 2025 - $3,274).

As of February 28, 2026, the Company owed a total of $33,705 under a loan agreement with a company of which Mr. David Jeffs is a director (May 31, 2025 - $32,229). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the nine months ended February 28, 2026, the Company recorded $1,476 in interest on the principal (February 28, 2025 - $1,390).

Notes payable with Mr. Amir Vahabzadeh

As of February 28, 2026, the Company owed a total of $199,626 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2025 - $185,297). The loans are unsecured and carry a 10% annual interest rate, compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and, as of the date of these condensed consolidated financial statements, is in default. The remaining notes payable, totaling $130,000, are payable on demand. During the nine months ended February 28, 2026, the Company recorded $14,329 in interest on the principal (February 28, 2025 - $9,512).

Notes payable with a significant shareholder

As of February 28, 2026, the Company owed $78,382 (May 31, 2025 - $72,756) under unsecured notes payable with the Company’s significant shareholder. The loans are unsecured and carry a 10% annual interest rate, compounded monthly. During the nine months ended February 28, 2026, the Company recorded $5,626 in interest on the principal (February 28, 2025 - $5,093).

Notes payable with Mrs. Susan Jeffs

During the nine months ended February 28, 2026, the Company borrowed $14,248 from Mrs. Susan Jeffs, mother of Mr. David Jeffs, under an unsecured credit line, which allows the Company to draw up to CAD$100,000, and a further $50,000 under an unsecured credit line, which allows the Company to draw up to $100,000. Both credit lines accumulate interest at 10% per annum and are payable on demand.

As of February 28, 2026, the Company owed $94,990 (May 31, 2025 - $26,822) under unsecured credit lines with Mrs. Susan Jeffs. During the nine months ended February 28, 2026, the Company recorded $3,250 in interest on the principal (February 28, 2025 - $21).

(2) Advances Payable

As of February 28, 2026, the Company owed a total of $10,995 (May 31, 2025 - $10,902) for an advance the Company received in its fiscal 2020 year from an entity controlled by Mr. David Jeffs. The advance is non-interest-bearing, unsecured, and payable on demand.

NOTE 4 - OTHER CURRENT ASSETS

As of February 28, 2026, other current assets consisted of $24,241 in prepaid expenses (Note 6) (May 31, 2025 - $3,400) and $23 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2025 - $3,241).

NOTE 5 - SHARE CAPITAL

During the nine months ended February 28, 2026, the Company issued 750,000 shares valued at $250,000, under an agreement with an investor relations and public relations firm to provide services for an eight-month term, which commenced on March 18, 2025. The total fair value of these shares was measured based on the fair value of the shares issued in accordance with ASC 718, and recognized as part of corporate communications fees included in general and administrative expenses.

Options

As at February 28, 2026 and May 31, 2025, the Company did not have any share purchase options issued and exercisable.

Warrants

The changes in the number of warrants outstanding during the nine months ended February 28, 2026, and for the year ended May 31, 2025, are as follows:

	Nine months ended February 28, 2026		Year ended May 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	166,667	$0.75	166,667	$0.75
Warrants issued	-	$-	-	$-
Warrants outstanding, ending	166,667	$0.75	166,667	$0.75

All warrants outstanding at February 28, 2026, were exercisable at $0.75 and expired unexercised on March 12, 2026.

NOTE 6 - RESEARCH AND DEVELOPMENT

In February 2025, the Company recommenced the work on redesigning its eBalance® microcurrent device under a new partnership with ADM Tronics Unlimited, Inc (“ADM Tronics”). The Company expected the project to take approximately 22 to 34 weeks and to cost between $62,500 and $127,000. As of February 28, 2026, the Company and ADM Tronics continue working on the project at a regular hourly fee.

During the nine months ended February 28, 2026, the Company incurred $144,905 on this project. As of February 28, 2026, the Company had spent a total of $208,914 since the project began.

On December 1, 2025, the Company entered into a service agreement to conduct a study examining the effects of the eBalance® microcurrent device. The study is expected to last three months and to cost approximately $27,100. As of February 28, 2026, the Company made an initial payment of $13,546, which was recorded as a prepaid expense, as the study is expected to commence in mid-April (Note 4).

NOTE 7 - SUBSEQUENT EVENT

Subsequent to February 28, 2026, the Company issued 250,000 shares valued at $75,025 under a 12-month advisory services agreement for research coverage and institutional investor outreach services.

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

Stimcell Energetics Inc. is a biotech company focused on the discovery, development and commercialization of therapeutic and non-therapeutic products that promote general health, anti-aging, pain relief, wellness and alleviate complications associated with medical conditions including, but not limited to diabetes, insulin resistance, high blood pressure, neuropathy and kidney function. The Company is engaged in development and manufacturing of therapeutic devices based on the proprietary eBalance® Technology, which harnesses the power of microcurrents and their effects on the human body.

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

Under the agreement, Dr. Fernyhough’s team will conduct a series of experiments to assess how eBalance® stimulation influences key aspects of cellular energy production by mitochondria.  Using established biological assays in Dr. Fernyhough’s laboratory, the study will measure oxygen consumption rates (OCR) to evaluate impacts on the electron transport chain, ATP production, glycolysis, basal respiration, maximal respiration, spare respiratory capacity, coupling efficiency, and proton leak. Additional analyses will quantify enzyme activities such as AMP-activated protein kinase (AMPK) and levels of respiratory proteins through Western blotting. The project, expected to span approximately three months, involves acute and longer-term stimulation of dissociated adult rat dorsal root ganglia (DRG) neurons under controlled conditions. Replicates will ensure robust statistical analysis, with a comprehensive report provided at the study’s conclusion. The study is expected to commence in mid-April.

Results of Operations for the Three and Nine Months ended February 28, 2026 and 2025

Operating results for the three and nine months ended February 28, 2026 and 2025, and the changes in the operating results between those periods are summarized in the table below.

	Three Months ended February 28,		Percentage Increase/ (Decrease)	Nine Months ended February 28,		Percentage Increase/ (Decrease)
	2026	2025		2026	2025
Operating expenses
Consulting fees	$34,785	$33,694	3.2%	$103,980	$103,331	0.6%
Foreign exchange	(30,146)	41,552	(172.6)%	(10,367)	78,117	(113.3)%
General and administrative expenses	8,208	32,847	(75.0)%	311,290	71,979	332.5%
Management fees	22,500	22,500	-%	67,500	67,500	-%
Research and development costs	36,561	493	7,316.0%	144,905	493	29,292.5%
Total operating expenses	71,908	131,086	(45.1)%	617,308	321,420	92.1%
Forgiveness of debt	-	-	n/a	-	(1,569)	(100.0)%
Interest	18,658	9,451	97.4%	48,608	27,113	79.3%
Net loss	$90,566	$140,537	(35.6)%	$665,916	$346,964	91.9%

Revenues

The Company did not have any revenue-generating activities during the three and nine months ended February 28, 2026 and 2025.

Operating Expenses

During the three months ended February 28, 2026, the Company’s operating expenses decreased by 45.1% from $131,086 the Company incurred during the three months ended February 28, 2025, to $71,908 incurred during the three months ended February 28, 2026. The largest change was associated with a $71,698 decrease in foreign exchange loss, driven by a weakening Canadian dollar relative to the U.S. dollar. As of February 28, 2026, the Company recognized a foreign exchange gain of $30,146, compared with $41,552 foreign exchange loss during the same period in 2025. The Company’s general and administrative expenses decreased from $32,847 during the three months ending February 28, 2025, to $8,208 in the three months ending February 28, 2026. The primary driver of this change was a $17,334 reduction in corporate communications, as the Company had no expenditures on corporate communications during the three months ended February 28, 2026. Other notable changes included a $10,995 decline in regulatory fees, leading to a recapture of $2,996 (February 28, 2025 - $7,999), and a $1,990 decrease in audit and accounting fees to $6,000 (February 28, 2025 - $7,990). These decreases were partly offset by a $3,944 increase in office expenses to $4,775 (February 28, 2025 - $4,775), and a $1,208 rise in professional fees to $157 (February 28, 2025 - recapture of $1,051). All other expenses included in general and administrative fees remained relatively stable.

The reduction in operating expenses was partly offset by a $36,068 increase in research and development fees for the three months ended February 28, 2026. The research and development fees during the current period were associated with the Company’s decision to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, which resulted in an engagement of ADM Tronics Unlimited, Inc. During the comparative three months ended February 28, 2025, the company incurred $493 in research and development.

Along with the changes in operating expenses mentioned above, the Company also incurred a management fee of $22,500, which remained unchanged compared to the prior period, and consulting fees of $34,785, representing an increase of $1,091 from $33,694 incurred in the comparative period ending February 28, 2025.

On a year-to-date basis, the Company’s operating expenses increased by 92.1% from $321,420 the Company incurred during the nine months ended February 28, 2025, to $617,308 the Company incurred during the nine months ended February 28, 2026. The most significant changes were as follows:

•General and administrative expenses for the nine months ending February 28, 2026, increased by $239,311, or 332.5%, from $71,979 during the nine months ending February 28, 2025, to $311,290 during the nine months ending February 28, 2026. The main driver of this change was a $231,882 increase in corporate communications, which rose to $254,361 in the current period from $22,479 in the same period last year. Other notable changes included a $6,062 increase in office expenses to $8,439 (February 28, 2025 - $2,377) and a $4,025 rise in accounting and audit fees to $22,211 (February 28, 2025 - $18,186). These increases were partly offset by a $7,473 decrease in professional fees, from $9,071 during the comparative period to $1,598 during the current period ended February 28, 2026. All other expenses included in general and administrative expenses remained relatively stable.

•The Company incurred $144,905 in research and development fees for the nine months ended February 28, 2026. The research and development fees during the current period were associated with the Company’s decision to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, which resulted in an engagement of ADM Tronics Unlimited, Inc. During the comparative nine months ended February 28, 2025, the Company incurred $493 in research and development. Management expects elevated research and development expenditures to continue in the near term as development progresses.

•Foreign exchange loss decreased by $88,484 to a gain of $10,367 for the nine months ended February 28, 2026, as compared to a loss of $78,117 for the comparative period ended February 28, 2025. The foreign exchange loss was associated with a weakening Canadian dollar relative to the U.S. dollar.

Along with the changes in operating expenses mentioned above, the Company also incurred $67,500 in management fees, unchanged from the prior period, and $103,980 in consulting fees, an increase of $649 from $103,331 in the comparative period ending February 28, 2025.

Other Items

During the three months ended February 28, 2026, the Company accrued $17,116 (February 28, 2025 - $7,917) in interest associated with outstanding notes payable to related parties and $1,542 (February 28, 2025 - $1,534) in interest accrued on other vendor payables.

During the nine months ended February 28, 2026, the Company accrued $44,150 (February 28, 2025 - $22,156) in interest on outstanding notes payable to related parties and $4,458 (February 28, 2025 - $4,958) in interest on other vendor payables. During the nine months ended February 28, 2025, the Company discharged an outstanding debt to its vendors due to the balances exceeding the statute of limitations, which resulted in a gain on forgiveness of debt of $1,569. The Company did not have similar transactions during the nine months ended February 28, 2026.

Liquidity and Capital Resources

Working Capital

	As at February 28, 2026	As at May 31, 2025	Percentage Increase
Current assets	$34,521	$21,222	62.7%
Current liabilities	1,712,941	1,267,508	35.1%
Working capital deficit	$(1,678,420)	$(1,246,286)	34.7%

As of February 28, 2026, the Company had a cash balance of $10,257, a working capital deficit of $1,678,420, and cash flows used in operations of $268,570 for the period then ended. During the nine months ended February 28, 2026, the Company funded its operations with $264,248 the Company borrowed from its related parties under non-secured lines of credit at 10% annual interest compounded monthly and due on demand.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the nine months ended February 28, 2026. The amount of cash generated from the operations to date is significantly less than the Company’s current debt obligations. A significant portion of the Company’s liabilities is owed to related parties, certain of which are in default. While these parties have historically provided ongoing financial support, there can be no assurance that such support will continue. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations. If the Company is unable to generate sufficient cash flow from operations to repay the amounts owed when due, it may be required to raise additional financing from other sources. Based on current cash on hand and expected expenditures, the Company does not have sufficient liquidity to fund operations for the next twelve months without additional financing. Historically, the Company has relied significantly on financing from related parties and/or equity financing. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Nine months ended February 28,
	2026	2025
Cash flows used in operating activities	$(268,570)	$(83,152)
Cash flows generated by financing activities	264,248	46,745
Effects of foreign currency exchange on cash	(2)	(330)
Net decrease in cash during the period	$(4,324)	$(36,737)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended February 28, 2026, was $268,570. This cash was mainly used to cover cash operating expenses of $377,479, which were represented by a net loss of $665,916, reduced by non-cash items totaling $288,437, to decrease accrued liabilities by $19,175, to increase other current assets by $17,635, and to decrease accounts payable by $7,311. These uses of cash were partly offset by a $153,030 increase in amounts due to related parties.

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

Non-cash transactions

During the nine months ended February 28, 2026, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•$250,000 (February 28, 2025 - $Nil) in investor relations activities, which were paid for through the issuance of common shares;

•$44,150 (February 28, 2025 - $22,156) in interest accrued on the outstanding notes due to related parties;

•$4,458 (February 28, 2025 - $4,958) in interest accrued on the vendor payables; and

•$10,171 in unrealized foreign exchange gain (February 28, 2025 - $76,746 loss), which resulted from fluctuations of the Canadian dollar, the functional currency of Cell MedX Canada, in relation to the U.S. dollar, the functional currency of the parent company, being also the Company’s reporting currency.

•During the comparative period ended February 28, 2025, the Company recognized a $1,569 gain on forgiveness of debt, which was associated with the write-off of debt that exceeded the statute of limitations.

Net Cash Provided by Financing Activities

During the nine months ended February 28, 2026, the Company borrowed $200,000 from Mr. Richard Jeffs, the Company’s major shareholder and the father of the Company’s CEO and President, Mr. David Jeffs, under a revolving credit line, which accumulates interest at 10% per annum compounded monthly and is due on demand. During the same period, the Company borrowed an additional $64,248 from Mrs. Susan Jeffs, the mother of the Company’s CEO and President, Mr. David Jeffs, under revolving US$ and CAD$ credit lines that accrue interest at 10% per annum, compounded monthly, and are due on demand.

During the nine months ended February 28, 2025, the Company borrowed $30,000 from Mr. Vahabzadeh, the Company’s director, in exchange for a 10% note payable due on demand. In addition, the Company borrowed $8,724 from Mr. Richard Jeffs and a further $8,021 from Mrs. Susan Jeffs under revolving credit lines, which accumulate interest at 10% per annum compounded monthly and are due on demand.

Net Cash Used in Investing Activities

The Company did not have any investing activities during the nine months ended February 28, 2026 and 2025.

Going Concern

The notes to the Company’s unaudited condensed consolidated financial statements as at February 28, 2026, disclose an uncertain ability for the Company to continue as a going concern for the next twelve-month period. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company’s research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company had faced, the research and development plans associated with the eBalance® technology were temporarily abandoned. In February 2025, the Company engaged ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, to redesign eBalance® microcurrent device, transforming it into a compact consumer unit, optimized for home use. Management plans to support its operations and the redesign of the eBalance® microcurrent device through equity or debt financing.

As at February 28, 2026, the Company had accumulated a deficit of $11,527,472 since inception and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The unaudited condensed consolidated interim financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

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

An evaluation was conducted under the supervision and with the participation of the Company’s management of the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2026. Based on that evaluation, the Company’s management concluded that the disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms due to lack of segregation of duties.

During the quarter ended February 28, 2026, there were no changes in the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the Securities and Exchange Commission on September 2, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2025, the Company entered into a digital marketing services agreement with Rain Communications Inc. (“Rain Communications”), pursuant to which, the Company committed to issue to Rain Communications a total of 1,000,000 shares at a deemed price of $0.20 per share over the eight-month service period. The shares were issued in batches of 125,000 shares per month starting on April 18, 2025. The shares were issued pursuant to provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) on the basis that Rain Communications is not a resident of the United States, and is otherwise not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S of the Act and were not in the United States. During the nine months ended February 28, 2026, the Company issued a total of 750,000 shares to Rain Communications, which were valued at $250,000 based on the fair value of services received, consistent with ASC 718.

On March 19, 2026, the Company issued 250,000 shares of its common stock under an Advisory Services Agreement with Stonegate Capital Partners, Inc. (“Stonegate”) to provide research coverage and institutional investor outreach services.  The shares were valued at $75,025 based on the fair value of services to be received, consistent with ASC 718, and were issued pursuant to the provisions available under the Rule 506(b) of Regulation D of the Act on the basis that the subscriber is an “accredited investor” as that term is defined under Regulation D of the Act.

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

3.6	Certificate of Amendment - Change of Name to “Stimcell Energetics Inc.” and Restatement of Articles of Incorporation(18)
4.1	Specimen Stock Certificate (1)
10.1	Distribution Agreement between Stimcell Energetics Inc. and Live Current Media, Inc., dated for reference March 21, 2019. (4)
10.2	Buyback agreement between Live Current Media Inc. and Stimcell Energetics Inc., dated January 29, 2020.(5)
10.3	Loan Agreement dated July 3, 2020, among Stimcell Energetics Inc. and David Jeffs. (6)
10.4	Loan Agreement and Note Payable dated February 28, 2020, among Stimcell Energetics Inc. and Tradex Capital Corp.(6)
10.5	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(7)
10.6	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs.(7)
10.7	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(8)
10.8	Loan Agreement and Note Payable dated October 15, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(8)
10.9	Loan Agreement and Note Payable dated May 18, 2021, among Stimcell Energetics Inc. and Richard Jeffs.(8)
10.10	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(8)
10.11	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(9)
10.12	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (9)
10.13	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (9)
10.14	Loan Agreement and Note Payable dated November 29, 2021, among Stimcell Energetics Inc. and Bradley Hargreaves. (9)
10.15	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.16	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)

Exhibit
Number	Description of Document
10.17	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.18	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (10)
10.19	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.20	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.21	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.22	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (12)
10.23	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(11)
10.24	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (11)
10.25	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (11)
10.26	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (11)
10.27	Loan Agreement and Note Payable dated October 11, 2022, among Stimcell Energetics Inc. and Richard Jeffs. (11)
10.28	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.29	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.30	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.31	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.32	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.33	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and David Jeffs.(12)
10.34	Loan Agreement dated January 24, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh.(12)
10.35	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(12)
10.36	Loan Agreement dated April 11, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (13)
10.37	Loan Agreement dated April 25, 2023, among Stimcell Energetics Inc. and David Jeffs. (13)
10.38	Loan Agreement dated May 16, 2023, among Stimcell Energetics Inc. and Amir Vahabzadeh. (14)
10.39	Loan Agreement dated May 18, 2023, among Stimcell Energetics Inc. and Sam Ahdoot.(14)
10.40	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Amir Vahabzadeh. (15)
10.41	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Sam Ahdoot. (15)
10.42	Loan Agreement dated November 12, 2024, among Stimcell Energetics, Inc. and Amir Vahabzadeh.(16)

Exhibit
Number	Description of Document
10.43	Digital marketing services agreement between the Company and Rain Communications Inc. dated March 18, 2025.(17)
10.44	Debt settlement agreement dated March 24, 2025.(17)
10.45	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Richard Jeffs (19)
10.46	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Susan Jeffs(19)
10.47	Loan Agreement dated March 20, 2025, among Stimcell Energetics Inc. and David Jeffs. (20)
10.48	Loan Agreement dated March 25, 2025, among Stimcell Energetics Inc. and Amir Vahabzadeh. (20)
10.49	Line of credit agreement dated June 20, 2025, among Stimcell Energetics Inc. and Richard Jeffs(20)
10.50	Amendment to the line of credit agreement dated July 21, 2025, among Stimcell Energetics Inc. and Richard Jeffs(20)
10.51	Line of credit agreement dated January 7, 2026, among Stimcell Energetics Inc. and Susan Jeffs
10.52	Advisory Services Agreement between the Company and Stonegate Capital Partners, Inc. dated March 12, 2026. (21)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Quarterly Report on Form 10-Q for the three and nine months ended February 28, 2026 and 2025 formatted in iXBRL (extensible Business Reporting Language):
(1) Unaudited Condensed Consolidated Balance Sheets at February 28, 2026 and as at May 31, 2025.
(2) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2026 and 2025.
(3) Unaudited Condensed Consolidated Statement of Stockholders’ Deficit as at February 28, 2026 and 2025.
(4) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2026 and 2025.

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

(17)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025

(18)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2024

(19)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2025

(20)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2025

(21)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Stimcell Energetics Inc.

Date: April 10, 2026	By:	/s/ David Jeffs
David Jeffs
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 10, 2026	By:	/s/Yanika Silina
Yanika Silina
Chief Financial Officer
(Principal Accounting Officer)