Form 10-K
period 2026-05-31
Stimcell Energetics Inc.
filed 2026-08-31
CIK 1493712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number 000-54500

Stimcell Energetics Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	38-3939625 (I.R.S. Employer Identification No.)

1130 Pender Street, West, Suite 555 Vancouver, British Columbia (Address of principal executive offices)	V6E 4A4 (Zip Code)

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

☒ Yes ☐ No

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

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,427,796 based on average of closing bid and ask for Stimcell Energetics Inc. shares on November 28, 2025.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 31, 2026
common stock - $0.001 par value	21,141,272

ii

Contents

iii

PART I

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Stimcell Energetics,” “the Company,” “we,” “us,” or “our” are to Stimcell Energetics Inc., collectively with its wholly owned subsidiary Cell MedX (Canada) Corp.

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

The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2026, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of the filing of this Form 10-K, and the Company disclaims any obligation to publicly update these statements or disclose any difference between the actual results and those reflected in these statements. The Company may, from time to time, make oral forward-looking statements. The Company strongly advises that the above paragraphs and the risk factors described in this Annual Report and in its other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results to materially differ from those in the oral forward-looking statements. The Company disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

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

In February of 2025, the Company engaged ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, complete with diagnostic features.

The new eBalance® Home system is expected to be redesigned as a smaller and more cost-efficient unit than its predecessor, making advanced microcurrent technology accessible to a broader audience. Additionally, it will feature innovative diagnostics, including a real-time assessment of cellular energy capacity, treatment tracking, and personalized user profiles.

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

According to information published by the International Diabetes Federation (“IDF”) in its IDF Diabetes Atlas Tenth Edition (2021) (www.diabetesatlas.org), in 2021, approximately 537 million adults (20-79 years) were living with diabetes; by 2045 this will rise to 783 million. A further 541 million people are at an increased risk of developing Type 2 diabetes. 1

Diabetes mellitus (DM) is a heterogeneous group of metabolic disorders characterized by hyperglycemia (high blood sugar levels) with impaired metabolism of carbohydrate, fat and proteins resulting from defects in insulin secretion, insulin action, or both. Diabetes is one of the world’s oldest diseases with the syndrome being discovered centuries ago. The worldwide increase in the prevalence of diabetes has highlighted the need for increased research efforts into treatment options for both the disease itself and its associated complications.

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

The Company operates in a competitive market that includes several companies developing and commercializing electrical/microcurrent therapy technologies for the treatment of acute, chronic and postoperative pain.

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

Number of Total Employees and Number of Full Time Employees

The Company has no employees other than its executive officers, who provide their services as independent consultants. The Company contracts for the services of engineering staff for development of its eBalance® technology and medical and technical staff it requires to administer the observational studies and the clinical trials, as well as other consultants on “as needed” basis.

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

To date, the Company has generated only minimal revenues. No profits have been made to date and if the Company fails to make any then it may fail as a business and an investment in its common stock will be worth nothing. The Company has a limited operating history and thus its progress as well as potential future success cannot be reasonably estimated.  Success has yet to be proven and financial losses should be expected to continue in the near future and at least until such time that the Company enters commercial production of devices based on the eBalance® Technology, of which there is no assurance. As a new business, the Company faces all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, the Company has accumulated deficit of $11,756,931 and there is no guarantee, that it may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

Debt Owing to Related Parties

As of May 31, 2026, the Company had approximately $1,498,798 in amounts due to related parties and notes payable, consisting of amounts due to related parties of $665,321 and notes and advances payable of $833,477. If the Company is unable to repay these amounts when due, it may be required to settle the debt through the issuance of Common Shares, which would result in dilution to existing shareholders. The Company has previously settled related party debt through the issuance of Common Shares, including the conversion of $1,622,693 in outstanding debt into 15,454,221 Common Shares in December 2023.

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

Currency Risk

The Company reports its financial results in U.S. dollars but incurs a portion of its operating expenses in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may affect the Company’s results of operations and the value of its assets and liabilities. The Company does not currently use any hedging instruments to mitigate its exposure to foreign currency fluctuations. A decline in the value of the U.S. dollar relative to the Canadian dollar could increase the Company’s operating costs and have a material adverse effect on its financial condition and results of operations.

Working Capital Deficiency

The Company has a working capital deficiency. See “Use of Available Funds.” The Company has not generated significant revenue from operations and has funded its activities through debt and equity financing. The Company’s ability to continue operations is dependent on its ability to obtain additional financing and ultimately achieve profitable operations. There is no assurance that the Company will be successful in obtaining such financing or achieving profitability. If the Company is unable to secure adequate financing, it may be required to curtail or cease its operations, and investors may lose their entire investment.

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

To reduce the Company’s liabilities and improve its financial position, the Company may convert its debt into shares of common stock. The issuance of additional stock increases the total number of shares issued and outstanding, resulting in a decrease in the percentage of interest held by each of the Company’s shareholders, thereby further diluting their position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company’s principal executive office is located at 555 - 1130 West Pender Street, Vancouver, BC V6E 4A4, Canada, which is also the principal office of the Company’s Subsidiary. The Company also maintains a virtual office at 123 W. Nye Ln, Suite 446, Carson City, NV 89706, USA. In addition to these offices, the Company does not currently maintain any other facilities and does not anticipate the need for additional facilities at any time in the foreseeable future.

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

High & Low Bids
Period ended	High	Low
August 31, 2024	$0.75	$0.11
November 30, 2024	$0.77	$0.17
February 28, 2025	$1.19	$0.11
May 31, 2025	$0.72	$0.32
August 31, 2025	$0.69	$0.09
November 30, 2025	$0.53	$0.00
February 28, 2026	$0.59	$0.05
May 31, 2026	$0.47	$0.11

As of the date of this Annual Report on Form 10-K, the Company’s securities trade on the OTCID operated by OTC Markets.

HOLDERS OF RECORD

As of August 29, 2026, the Company had approximately 74 holders of record, according to a shareholders’ list provided by the Company’s transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. The transfer agent for Stimcell’s common stock is Pacific Stock Transfer Company with an address at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119, and their telephone number is 702-361-3033.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 18, 2025, the Company entered into an agreement with an investor relations and public relations firm to provide services for an eight-month term, commencing on the same date. Under the Agreement, the Company agreed to issue the consultant 125,000 shares in the Company’s common stock per month for services rendered at a deemed price of $0.20 per share over the eight-month service period for a total consideration of $200,000. As of May 31, 2026, the Company had issued a total of 1,000,000 Common Shares with a fair market value of $272,500. The shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”), as the consultant is not a resident of the United States and is otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

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

Results of Operation

	Year Ended May 31,		Percentage Increase /
	2026	2025	(Decrease)
Operating expenses
Consulting fees	$138,790	$137,488	0.9%
Foreign exchange loss	5,501	17,157	(67.9)%
General and administrative expenses	382,560	213,452	79.2%
Management fees	90,000	90,000	0.0%
Research and development costs	209,176	64,009	226.8%
Total operating expenses	826,027	522,106	58.2%
Other items
Forgiveness of debt	-	(5,931)	(100.0)%
Interest	(69,348)	(38,256)	81.3%
Net loss	$(895,375)	$(566,293)	58.1%

Revenues

During the years ended May 31, 2026 and 2025, the Company did not generate any revenue. As of the date of this Annual Report on Form 10-K, the Company does not have any revenue-generating activities associated with eBalance® Systems and the technology underlying these systems.

Operating Expenses

During the year ended May 31, 2026, the Company’s operating expenses increased by 58.2% from $522,106 incurred during the year ended May 31, 2025, to $826,027 incurred during the year ended May 31, 2026. The most significant changes were as follows:

•General and administrative expenses for the year ending May 31, 2026, increased by $169,108, or 79.2%, from $213,452 during the year ending May 31, 2025, to $382,560 during the year ending May 31, 2026. The main driver of this change was a $142,787 increase in corporate communications, which rose to $276,223 in the current year from $133,436 in the prior year.  Other notable changes included a $10,556 increase in filing and regulatory fees to $29,261 (May 31, 2025 - $18,705), a $7,741 increase in office expenses to $10,929 (May 31, 2025 - $3,188), and an $11,635 rise in accounting and audit fees to $57,936 (May 31, 2025 - $46,301). These increases were partly offset by a $5,307 decrease in professional fees, from $10,805 during the comparative year to $5,498 during the current year ended May 31, 2026. All other expenses included in general and administrative expenses remained relatively stable.

•Research and development fees for the year ended May 31, 2026, increased by $145,167, or 226.8%, from $64,009 the Company incurred during the year ended May 31, 2025, to $209,176 the Company incurred during the current year ended May 31, 2026. The research and development fees during the current year were associated with the Company’s decision to redesign the eBalance® Home device into a compact, affordable consumer unit optimized for home use, which resulted in an engagement of ADM Tronics Unlimited, Inc. Management expects elevated research and development expenditures to continue in the near term as development progresses.

Along with the changes in operating expenses mentioned above, the Company also incurred $90,000 in management fees, unchanged from the prior period, and $138,790 in consulting fees, an increase of $1,302 from $137,488 in the comparative year ended May 31, 2025.

Other Items

During the year ended May 31, 2026, the Company accrued $69,348 (May 31, 2025 - $38,256) in interest associated with the outstanding notes and vendor payables.

During the comparative year ended May 31, 2025, the Company entered into a debt settlement agreement to convert $15,000 into shares of common stock at a price of $0.20 per share for an aggregate of 75,000 shares of common stock. The Company recognized $7,500 loss on conversion of debt. This loss was in part offset by $1,569 debt forgiveness associated with the amounts due to certain vendors which exceeded the statute of limitations. The Company did not have similar transactions in the year ended May 31, 2026.

Liquidity and Capital Resources

Working Capital

	Year Ended May 31,		Percentage Increase/
	2026	2025	(Decrease)
Current assets	$81,454	$21,222	283.8%
Current liabilities	1,892,774	1,267,508	49.3%
Working capital deficit	$(1,811,320)	$(1,246,286)	45.3%

As of May 31, 2026, the Company had a cash balance of $3,057, a working capital deficit of $1,811,320 and cash flows used in operations of $312,081 for the year then ended. During the year ended May 31, 2026, the Company funded its operations with $300,582 borrowed from its related parties at 10% annual interest compounded monthly and due on demand.

The Company did not generate sufficient cash flows from its operating activities to satisfy its cash requirements for the year ended May 31, 2026. The amount of cash generated from operations to date is significantly less than the Company’s current debt obligations. There is no assurance that the Company will be able to generate sufficient cash from operations to repay the amounts owing under the outstanding notes and advances payable, or to service other debt obligations.  If the Company is unable to generate sufficient cash flow from operations to repay the amounts owing when due, it may be required to raise additional financing from other sources. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.

Cash Flows

	Year Ended May 31,
	2026	2025
Cash flows used in operating activities	$(312,081)	$(141,600)
Cash flows provided by financing activities	300,582	112,858
Effects of foreign currency exchange on cash	(25)	(92)
Net decrease in cash during the year	$(11,524)	$(28,834)

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended May 31, 2026, was $312,081. This cash was primarily used to cover cash operating expenses of $554,735, which were calculated by reducing a net loss of $895,375 by the non-cash items totaling $340,640, and to increase other current assets by $13,183. These uses of cash were offset by a $216,256 increase in amounts due to related parties, a $28,856 increase in accounts payable, and a $10,725 increase in accrued liabilities.

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

Non-cash transactions

During the years ended May 31, 2026 and 2025, net loss was affected by the following expenses that did not have any impact on cash used in operations:

•The Company incurred $266,444  (May 31, 2025 - $107,750)  in investor relations activities, which were paid for through the issuance of common shares;

•$63,295 (May 31, 2025 - $31,515) in interest accrued on the outstanding notes due to related parties;

•$6,053 (May 31, 2025 - $6,741) in interest accrued on vendor payables; and

•$4,848 in unrealized foreign exchange loss (May 31, 2025 - $15,341), which resulted from fluctuations of the Canadian dollar, the functional currency of Cell MedX Canada, in relation to the US dollar, the functional currency of the parent company, being also the Company’s reporting currency.

During the comparative period, the Company recognized a $5,931 loss on forgiveness of debt, associated with the conversion of certain debt to shares at a loss of $7,500. This was partially offset by a $1,569 gain on forgiveness of debt that exceeded the statute of limitations. The Company did not have similar transactions during the year ended May 31, 2026.

Net Cash Provided by Financing Activities

During the year ended May 31, 2026, the Company borrowed a total of $200,000 from Mr. Richard Jeffs, the Company’s significant shareholder, and a further $100,582 from Mrs. Susan Jeffs, the spouse of Mr. Richard Jeffs, under revolving credit lines, which accumulate interest at 10% per annum compounded monthly and are due on demand.

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

Net Cash Used in Investing Activities

The Company did not have any investing activities during the years ended May 31, 2026 and 2025.

Going Concern

The notes to the Company’s consolidated financial statements as at May 31, 2026, disclose an uncertain ability for the Company to continue as a going concern. The Company’s current business operations are in an early development stage and as such, its ability to generate revenue from the operations is very minimal. The Company’s research and development as well as marketing plans require large capital expenditures. Due to the financial difficulties the Company had faced, the research and development plans associated with the eBalance® technology were temporarily abandoned. In February 2025, the Company engaged ADM Tronics Unlimited, Inc., a leader in electronic medical device engineering, to redesign eBalance® microcurrent device, transforming it into a compact consumer unit, optimized for home use. The project is expected to span approximately nine months. Management is planning to support its operations as well as redesign of the eBalance® microcurrent device through equity or debt financing.

As at May 31, 2026, the Company had accumulated a deficit of $11,756,931 since inception, and additional funding will be required to support the operations. The Company’s continuation as a going concern depends upon the continued financial support of its shareholders, its ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements for the year ended May 31, 2026, do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

An appreciation of the Company’s significant accounting policies is necessary to understand its financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact the financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. The Company’s significant accounting policies are disclosed in Note 2 to the consolidated financial statements for the year ended May 31, 2026, which are included in this Annual report on Form 10-K. These accounting policies as well as estimation methods have been applied consistently.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f) of Regulation SK and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

21

Report of Independent Registered

Public Accounting Firm

To the shareholders and the board of directors of StimCell Energetics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of StimCell Energetics Inc. (the “Company”) as of May 31, 2026 and 2025, the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

DMCL LLP  |  1500 - 1140 Pender St W, Vancouver, BC V6E 4G1  |  T: 604.687.4747  |  F: 604.689.2778

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

/s/ DMCL LLP

DMCL LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2015

Vancouver, Canada (PCAOB ID 1173)

August 31, 2026

STIMCELL ENERGETICS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	May 31, 2026	May 31, 2025
ASSETS

Current assets
Cash	$3,057	$14,581
Other current assets	78,397	6,641
Total assets	$81,454	$21,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable	$356,302	$322,144
Accrued liabilities	37,674	26,954
Due to related parties	665,321	448,536
Notes and advances due to related parties	833,477	469,874
Total liabilities	1,892,774	1,267,508

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized; 21,141,272 and 20,141,272 shares issued and outstanding at May 31, 2026 and 2025, respectively	21,141	20,141
Additional paid-in capital	9,470,616	9,146,591
Reserves	366,493	366,493
Accumulated deficit	(11,756,931)	(10,861,556)
Accumulated other comprehensive income	87,361	82,045
Total stockholders’ deficit	(1,811,320)	(1,246,286)
Total liabilities and stockholders’ deficit	$81,454	$21,222

The accompanying notes are an integral part of these consolidated financial statements.

STIMCELL ENERGETICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2026	2025

Operating expenses
Consulting fees	$138,790	$137,488
Foreign exchange loss	5,501	17,157
General and administrative expenses	382,560	213,452
Management fees	90,000	90,000
Research and development costs	209,176	64,009
Total operating expenses	826,027	522,106

Other items
Forgiveness of debt	-	(5,931)
Interest	(69,348)	(38,256)
Net loss	(895,375)	(566,293)

Foreign exchange translation income	5,316	13,047
Comprehensive loss	$(890,059)	$(553,246)

Net loss per common share
Basic and diluted	$(0.04)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	20,747,436	19,843,258

The accompanying notes are an integral part of these consolidated financial statements.

STIMCELL ENERGETICS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Reserves	Deficit Accumulated	Accumulated Other Comprehensive Income	Total

Balance - May 31, 2024	19,816,272	$19,816	$9,013,501	$366,493	$(10,295,263)	$68,998	$(826,455)

Shares issued for service	250,000	250	107,500	-	-	-	107,750
Shares issued for debt	75,000	75	22,425	-	-	-	22,500
Debt forgiven by shareholders	-	-	3,165	-	-	-	3,165
Net loss for the year ended May 31, 2025	-	-	-	-	(566,293)	-	(566,293)
Translation to reporting currency	-	-	-	-	-	13,047	13,047

Balance - May 31, 2025	20,141,272	20,141	9,146,591	366,493	(10,861,556)	82,045	(1,246,286)

Shares issued for service	804,795	805	265,639	-	-	-	266,444
Shares issued for future services	195,205	195	58,386	-	-	-	58,581
Net loss for the year ended May 31, 2026	-	-	-	-	(895,375)	-	(895,375)
Translation to reporting currency	-	-	-	-	-	5,316	5,316

Balance - May 31, 2026	21,141,272	$21,141	$9,470,616	$366,493	$(11,756,931)	$87,361	$(1,811,320)

The accompanying notes are an integral part of these consolidated financial statements.

STIMCELL ENERGETICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended May 31,
	2026	2025

Cash flows used in operating activities
Net loss	$(895,375)	$(566,293)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on notes payable	63,295	31,515
Accrued interest on vendor payables	6,053	6,741
Debt forgiveness	-	5,931
Non-cash investor relations fees	266,444	107,750
Unrealized foreign exchange	4,848	15,341
Changes in operating assets and liabilities
Other current assets	(13,183)	(3,930)
Accounts payable	28,856	42,857
Accrued liabilities	10,725	(1,108)
Due to related parties	216,256	219,596
Net cash flows used in operating activities	(312,081)	(141,600)

Cash flows provided by financing activities
Proceeds from notes due to related parties, net	300,582	112,858
Net cash provided by financing activities	300,582	112,858

Effects of foreign currency exchange on cash	(25)	(92)
Decrease in cash	(11,524)	(28,834)
Cash, beginning	14,581	43,415
Cash, ending	$3,057	$14,581

The accompanying notes are an integral part of these consolidated financial statements.

STIMCELL ENERGETICS INC.

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS

MAY 31, 2026

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

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2026, the Company has not achieved profitable operations and has accumulated a deficit of $11,756,931. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due, and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with certainty at this time, which raises substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes, and/or private placement of common stock.

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

The following table presents the calculation of the loss per share:

	Years ended May 31,
	2026	2025
Net loss attributable to common shareholders	$(895,375)	$(566,293)
Weighted-average common shares outstanding	20,747,436	19,843,258
Loss per common share (basic and diluted)	$(0.04)	$(0.03)

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended May 31, 2026 and 2025.

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

Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced annual disclosures regarding an entity’s income tax rate reconciliation and income taxes paid, including additional disaggregation of certain information by jurisdiction. The amendments became effective for the Company for the fiscal year beginning June 1, 2025. The Company adopted ASU 2023-09 during the year ended May 31, 2026. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, as the amendments primarily relate to financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide additional disclosures regarding certain expenses included in the expense captions presented on the statement of operations. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.

The Company is currently evaluating the impact of adopting the amendments on its consolidated financial statement disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material effect on the Company’s consolidated financial statements and related disclosures.

NOTE 3 - RELATED PARTY TRANSACTIONS

Amounts due to related parties, other than notes payable to related parties (Note 4) at May 31, 2026 and 2025:

	May 31, 2026	May 31, 2025
Due to the Chief Executive Officer (“CEO”), President and Director	$250,019	$144,237
Due to the Chief Financial Officer (“CFO”)	11,760	8,778
Due to an entity controlled by a director of the Company	403,542	295,521
Due to related parties(1)	$665,321	$448,536

(1)The amounts due to related parties are unsecured, due on demand, and bear no interest.

During the years ended May 31, 2026 and 2025, the Company had the following transactions with related parties:

	May 31, 2026	May 31, 2025
Management fees incurred to the CEO, President and director	$90,000	$90,000
Consulting fees incurred to the CFO	30,000	30,000
Consulting fees incurred to an entity controlled by a director of the Company	108,790	107,488
Total transactions with related parties	$228,790	$227,488

NOTE 4 - NOTES AND ADVANCES DUE TO RELATED PARTIES

The tables below summarize the loans and advances due and payable to related parties as at May 31, 2026 and 2025:

As at May 31, 2026
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$78,729	6%	Related party loans payable (1)	$26,090	$104,819
612,335	10%	Related party loans payable (1)	105,452	717,787
10,871	0%	Advances(2)	-	10,871
$701,935			$131,542	$833,477

As at May 31, 2025
Principal Outstanding	Interest Rate per Annum		Accrued Interest	Total Book Value
$78,884	6%	Related party loans payable (1)	$20,038	$98,923
311,782	10%	Related party loans payable (1)	48,267	360,049
10,902	0%	Advances(2)	-	10,902
$401,568			$68,305	$469,874

(1) Related Party Loans Payable

As of May 31, 2026, the Company owed a total of $104,819 under 6% notes payable due to related parties (May 31, 2025 - $98,923), of which $26,090 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2025 - $20,038).

As of May 31, 2026, the Company owed a total of $717,787 under 10% notes payable due to related parties (May 31, 2025 - $360,049), of which $105,452 was associated with interest accrued on the principal balances owed under the notes payable (May 31, 2025 - $48,267).

Notes payable with Mr. Richard Jeffs

During the year ended May 31, 2026, the Company borrowed $200,000 from Mr. Richard Jeffs under an unsecured credit line, which allows the Company to draw up to $200,000 at 10% per annum and is payable on demand (Note 9).

As of May 31, 2026, the Company owed a total of $316,937 (May 31, 2025 - $94,253) to Mr. Richard Jeffs, a significant shareholder of the Company and the father of the Company’s CEO and President, Mr. David Jeffs. A total of $70,602 (including accrued interest of $16,874) was borrowed under unsecured notes payable, which accrue interest at a rate of 6% per annum, compounded monthly, and are due on demand. The remaining amount of $246,335 (including accrued interest of $19,158)  was borrowed under unsecured credit lines, which allow the Company to draw up to CAD$100,000 and up to $350,000, as amended subsequent to May 31, 2026 (Note 9), at 10% per annum, compounded monthly and payable on demand.

During the year ended May 31, 2026, the Company recorded $22,963 in interest on the notes payable and the funds borrowed under the credit lines with Mr. Richard Jeffs (May 31, 2025 - $4,115).

Notes payable with Mr. David Jeffs

As of May 31, 2026, the Company owed a total of $52,570 under loan agreements with Mr. David Jeffs, the Company’s CEO, director, and a significant shareholder (May 31, 2025 - $47,615). The loans accrue 10% annual interest, compounded monthly, are unsecured, and are payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as of the date of these condensed consolidated financial statements. During the year ended May 31, 2026, the Company recorded $4,984 in interest on the principal (May 31, 2025 - $4,445).

As of May 31, 2026, the Company owed a total of $34,217 under a loan agreement with a company of which Mr. David Jeffs is a director (May 31, 2025 - $32,229). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2026, the Company recorded $1,988 in interest on the principal (May 31, 2025 - $1,872).

Notes payable with Mr. Amir Vahabzadeh

As of May 31, 2026, the Company owed a total of $204,700 under loan agreements with Mr. Vahabzadeh, a director and a significant shareholder (May 31, 2025 - $185,297). The loans are unsecured and carry a 10% annual interest rate, compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and, as of the date of these condensed consolidated financial statements, is in default. The remaining notes payable, totaling $130,000, are payable on demand. During the year ended May 31, 2026, the Company recorded $19,403 in interest on the principal (May 31, 2025 - $13,901).

Notes payable with a significant shareholder

As of May 31, 2026, the Company owed $80,374 (May 31, 2025 - $72,756) under unsecured notes payable with the Company’s significant shareholder. The loans are unsecured and carry a 10% annual interest rate, compounded monthly. During the year ended May 31, 2026, the Company recorded $7,618 in interest on the principal (May 31, 2025 - $6,896).

Notes payable with Mrs. Susan Jeffs

During the year ended May 31, 2026, the Company borrowed $50,582 from Mrs. Susan Jeffs, mother of Mr. David Jeffs, under an unsecured credit line, which allows the Company to draw up to CAD$250,000, and a further $50,000 under an unsecured credit line, which allows the Company to draw up to $100,000. Both credit lines accumulate interest at 10% per annum and are payable on demand.

As of May 31, 2026, the Company owed $133,808 (May 31, 2025 - $26,822) under unsecured credit lines with Mrs. Susan Jeffs. During the year ended May 31, 2026, the Company recorded $6,339 in interest on the principal (May 31, 2025 - $285).

(2) Advances Payable

As of May 31, 2026, the Company owed a total of $10,871 (May 31, 2025 - $10,902) for an advance the Company received in its fiscal 2020 year from an entity controlled by Mr. David Jeffs. The advance is non-interest-bearing, unsecured, and payable on demand.

NOTE 5 - OTHER CURRENT ASSETS

As at May 31, 2026, other current assets consisted of $78,368 in prepaid expenses (May 31, 2025 - $3,400) and $29 in receivables associated with GST Cell MedX Canada paid on taxable supplies (May 31, 2025 - $3,241).

NOTE 6 - SHARE CAPITAL

Common stock issued during the year ended May 31, 2026

During the year ended May 31, 2026, the Company issued 750,000 shares valued at $250,000, under an agreement with an investor relations and public relations firm to provide services for an eight-month term, which commenced on March 18, 2025. The total fair value of these shares was measured based on the fair value of the shares issued in accordance with ASC 718 and recognized as part of corporate communications fees included in general and administrative expenses.

On March 19, 2026, the Company issued 250,000 shares valued at $75,025 under an advisory services agreement with an investor relations firm for an initial twelve-month service period that commenced on March 12, 2026. The total fair value of these shares was measured in accordance with ASC 718, based on the fair value of the shares issued. The Company recognized $16,444 as corporate communications fees included in general and administrative expenses; the remaining $58,581 was recorded as prepaid expenses and will be allocated to corporate communications fees as services are provided during the remaining term of the agreement.

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

Options

As at May 31, 2026 and 2025, the Company did not have any share purchase options issued and exercisable.

Warrants

The changes in the number of warrants outstanding during the years ended May 31, 2026 and 2025, are as follows:

	Year ended May 31, 2026		Year ended May 31, 2025
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Warrants outstanding, beginning	166,667	$0.75	166,667	$0.75
Warrants expired	(166,667)	$0.75	-	$-
Warrants outstanding, ending	-	$-	166,667	$0.75

All warrants expired unexercised on March 12, 2026.

NOTE 7 - RESEARCH AND DEVELOPMENT

In February 2025, the Company engaged ADM Tronics Unlimited, Inc (“ADM Tronics”) to redesigning its eBalance® microcurrent device. The Company expected the project to take approximately 22 to 34 weeks and to cost between $62,500 and $127,000. As of May 31, 2026, the Company and ADM Tronics continue working on the project at a regular hourly fee.

During the year ended May 31, 2026, the Company incurred a total of $209,176 for this project, of which $203,534 was incurred under the agreement with ADM Tronics. As of May 31, 2026, the Company had spent a total of $258,597 with ADM Tronics since February 2025.

On December 1, 2025, the Company entered into a service agreement to conduct a study examining the effects of the eBalance® microcurrent device. The study was expected to last three months and cost approximately $27,100. As of May 31, 2026, the Company made an initial payment of $13,546, which was recorded as a prepaid expense as the study was postponed until the new eBalance® microcurrent devices are ready for testing. The study began subsequent to May 31, 2026.

NOTE 8 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	May 31, 2026	May 31, 2025
Net loss	$(895,375)	$(566,293)
Statutory tax rate	21%	21%
Expected income tax recovery	(188,000)	(119,000)
Effect of foreign exchange	4,000	1,000
Difference in statutory tax rate	(7,000)	(8,000)
Permanent difference and other	14,000	23,000
Change in unrecognized deductible temporary differences	177,000	103,000
Total income tax expense (recovery)	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

	May 31, 2026	May 31, 2025
Deferred income tax assets (liabilities)
Net operating losses - US	$1,638,000	$1,487,000
Net-capital losses - Canada	518,000	492,000
Equipment	1,000	1,000
Less: Unrecognized deferred tax assets	(2,157,000)	(1,980,000)
Net deferred income tax assets	$-	$-

At May 31, 2026 and 2025, the Company has recorded a valuation allowance for the aggregate of its tax assets as management believes it is more likely than not that the deferred tax asset will not be realized.

At May 31, 2026, the Company had federal and state net operating loss carry forwards of approximately $7,801,000, $2,054,000 of which expire by 2037. The remaining balance of $5,747,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

As at May 31, 2026, the Company also had non-capital loss carry forwards of approximately $2,000,000 (2025 - $1,886,000) to reduce future Canadian taxable income. These losses expire in 2038 to 2046.

The Company has evaluated all tax positions for open years and has concluded that they have no material unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s federal income tax returns for fiscal years 2023 through 2026 remain open and subject to examination. Tax attributes from prior years can be adjusted during an IRS audit.

NOTE 9 - SUBSEQUENT EVENT

On July 16, 2026, the Company amended the terms of its unsecured line of credit agreement with Mr. Richard Jeffs, increasing the borrowing limit from $200,000 to $350,000. All other terms of the agreement remained unchanged. Subsequent to May 31, 2026, the Company borrowed an additional $50,000 under this line of credit. In addition, Mr. Jeffs advanced CAD$85,000 to the Company under the existing CAD$100,000 line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of May 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, it was found that the internal controls cannot be relied upon due to lack of segregation of duties.

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

Below table lists the Company’s management team as of May 31, 2026:

Name	Age	Positions
David Jeffs	56	Chief Executive Officer and Director
Joao (John) Da Costa	62	Director
George Adams	74	Director
Amir Vahabzadeh	57	Director
Yanika Silina	48	Chief Financial Officer, Treasurer, and Corporate Secretary

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

Mr. Da Costa has served on the Board of Directors for the Company since June 8, 2020. From June 8, 2020 until November 7, 2023, Mr. Da Costa also served as the Chief Operating Officer of the Company. Mr. Da Costa has more than twenty-five years of experience providing bookkeeping and accounting services to both private and public companies and is the founder and President of Da Costa Management Corp., a company that has provided management and accounting services to public and private companies since August 2003. Mr. Da Costa currently serves as the CFO of Red Metal Resources Ltd., a mineral exploration company listed on the Canadian Securities Exchange.

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

Ms. Silina has served as the Company’s Chief Financial Officer and Corporate Secretary since November 24, 2014, Ms. Silina was also a member of the Company’s board of directors from September 26, 2016 until April 1, 2024. Ms. Silina is a Chartered Professional Accountant and holds a Diploma in Management Studies from Thompson Rivers University. Ms. Silina is currently CFO of EraNova Metals Inc. (TSX.V: NOVA), CFO of Tocvan Ventures Corp (CSE: TOC), CFO of Cascade Copper Corp (CSE: CASC), and CFO of Altai Resources Inc (TSX.V: ATI). Ms. Silina has previously held various management positions with other public companies listed on OTC Link alternative trading system and Canadian Securities Exchange.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the executive officers and directors of the Company, and persons who own more than 10% of a registered class of the Company’s securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the management’s review of such reports received by the Company, the Company’s management has determined that the following persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during the Company’s fiscal year ended May 31, 2026.

Nomination Procedure for Directors

The Company does not have a standing nominating committee. Recommendations for candidates to stand for election as directors are made by the Board of Directors. In carrying out their responsibilities, the Board of Directors will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, Stimcell Energetics Inc., 1130 Pender Street, West, Suite 555, Vancouver, BC V6E 4A4, Canada.

Identification of Audit Committee

The Company’s audit committee was formed on November 7, 2023. As of May 31, 2026, the Company’s audit committee consists of Dr. George Adams, John Da Costa, and David Jeffs. Pursuant to the provisions of Section 6.1.1 of NI 52-110, Mr. Jeffs is not considered independent as he is an executive officer of the Company and a “control person” of the Company under Canadian securities laws and the provisions of the Company’s audit committee charter.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation received by our Executive Officers for the past two fiscal years:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Non- qualified Deferred Compen sation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
David Jeffs(1) CEO	2026	90,000	Nil	Nil	Nil	Nil	Nil	Nil	90,000
	2025	90,000	Nil	Nil	Nil	Nil	Nil	Nil	90,000

Yanika Silina(2) CFO	2026	30,000	Nil	Nil	Nil	Nil	Nil	Nil	30,000
	2025	30,000	Nil	Nil	Nil	Nil	Nil	Nil	30,000

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As at May 31, 2026, the Company did not have any stock awards issued and exercisable by its named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to the Company’s directors during the fiscal year ended May 31, 2026, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our May 31, 2026, fiscal year is set out in the table above.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Dr. George Adams(1)	2026	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Amir Vahabzadeh(1)	2026	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joao (John) Da Costa(2)	2026	Nil	Nil	Nil	Nil	Nil	Nil	108,790	108,790

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following tables set forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of August 31, 2026, by: (i) each person (including any group) known to the Company to own more than five percent (5%) of any class of the voting securities, (ii) each of the Company’s directors named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following tables, does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of August 31, 2026, there were 21,141,272 shares of the Company’s common stock issued and outstanding.

Security Ownership of Certain Beneficial Owners (greater than 5%)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Richard Norman Jeffs 11750 Fairtide Road, Ladysmith, BC V9G 1K5	1,688,889	7.99%
Common Stock	Sam Ahdoot 3635 S Fort Apache Rd, Ste 200 Las Vegas, NV 89147-3404	1,646,031	7.79%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David Jeffs Chief Executive Officer and Director 2615 15th Avenue West Vancouver, BC V6K 2Z6	5,930,648	28.05%
Common Stock	Yanika Silina Chief Financial Officer, Treasurer, Secretary 555-1130 West Pender Street, Vancouver, BC V6E 4A4	3,333	0.02%
Common Stock	Joao (John) Da Costa Director 555-1130 West Pender Street Vancouver, BC V6E 4A4	137,446	0.65%
Common Stock	George Adams Director 7535 Conservation Rd Guelph, ON N1H 6J1	Nil	Nil

Common Stock	Amir Vahabzadeh Director 1825 West King Edward Avenue, Vancouver, BC V6J 2W3	5,794,093(1)	27.41%
Common Stock	Directors and Executive Officers (as a group)	11,901,297	56.12%

(1)The number of shares owned by Mr. Vahabzadeh includes 1,629,527 shares held by Ms. Tang, a spouse of Mr. Vahabzadeh.

Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all equity compensation plans not previously approved by stockholders, as of May 31, 2026, the Company’s most recent fiscal year end:

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

Transactions with Related Persons

Since June 1, 2024, the directors, executive officers, or holders of more than 5% of the Company’s common stock, or members of their immediate families, as described below, have completed transactions with the Company in which they had direct or indirect material interests that exceeded the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years.

David Jeffs, CEO and director

As at May 31, 2026, the Company owed a total of $52,570 under loan agreements to Mr. David Jeffs (May 31, 2025 - $47,615). The loans accrue 10% annual interest, compounded monthly, are unsecured, and are payable on demand. The $30,000 loan was payable on April 24, 2023, and is therefore in default as at the date of the filing of this Annual

Report on Form 10-K. During the year ended May 31, 2026, the Company recorded $4,984 in interest on the principal (May 31, 2025 - $4,445).

As at May 31, 2026, the Company owed a total of $34,217 under a loan agreement with a company of which Mr. David Jeffs is a director (May 31, 2025- $32,229). The loan bears interest at 6% per annum compounded monthly, is unsecured, and is payable on demand. During the year ended May 31, 2025, the Company recorded $1,988 in interest on the principal (May 31, 2025 - $1,872).

During the year ended May 31, 2026, the Company accrued a total of $90,000 in management fees due to Mr. Jeffs (May 31, 2025 - $90,000). As at May 31, 2026, the Company was indebted to Mr. Jeffs in the amount of $250,019 on account of unpaid management fees and reimbursable expenses (May 31, 2025 - $144,237).

Yanika Silina, CFO, Treasurer, and Corporate Secretary

As at May 31, 2026, the Company was indebted to Ms. Silina in the amount of $11,760 on account of unpaid consulting fees and reimbursable expenses (May 31, 2025 - $8,778). During the year ended May 31, 2026, the Company incurred $30,000 in consulting fees to Ms. Silina (May 31, 2025 - $30,000).

Joao (John) Da Costa, director

As at May 31, 2026, the Company was indebted to Da Costa Management Corp., a company founded and operated by Mr. Da Costa, in the amount of $403,541 on account of unpaid consulting and accounting fees and reimbursable expenses (May 31, 2025 - $295,521). During the year ended May 31, 2026, the Company incurred $108,790 in consulting and accounting fees to Da Costa Management Corp (May 31, 2025 - $107,488).

Amir Vahabzadeh, director

As at May 31, 2026, the Company owed a total of $204,700 under loan agreements with Mr. Vahabzadeh (May 31, 2025 - $185,297). The loans are unsecured and bear 10% annual interest compounded monthly. A $30,000 note payable included in the total due was payable on April 24, 2023, and, as of the date of this Annual Report on Form 10-K, is in default. The remaining notes payable, totaling $130,000, are payable on demand.

During the year ended May 31, 2026, the Company recorded $19,403 in interest on the principal (May 31, 2025 - $13,901).

Richard Jeffs, significant shareholder

During the year ended May 31, 2026, the Company borrowed $200,000 from Mr. Richard Jeffs under an unsecured credit line, which allows the Company to draw up to $350,000, as amended, at 10% per annum and is payable on demand.

As at May 31, 2026, the Company owed a total of $316,938 (May 31, 2025 - $94,253) under notes payable to Mr. Richard Jeffs. Of the total amount owed, $36,031 (May 31, 2025 - $13,112) was associated with accrued interest. The notes payable are due on demand and accumulate interest at 6% and 10% annual interest compounded monthly. During the year ended May 31, 2026, the Company recorded $22,963 in interest on the notes payable due to Mr. Richard Jeffs (May 31, 2025 - $4,115).

Sam Ahdoot, significant shareholder

As at May 31, 2026, the Company owed $80,374 (May 31, 2025 - $72,756) under unsecured notes payable with Mr. Ahdoot. During the year ended May 31, 2026, the Company recorded $7,618 in interest on the notes payable due to Mr. Ahdoot (May 31, 2025 - $6,897).

Susan Jeffs, related person

During the year ended May 31, 2026, the Company borrowed $50,582 from Mrs. Susan Jeffs, mother of Mr. David Jeffs, under an unsecured credit line, which allows the Company to draw up to CAD$250,000, and a further $50,000 under an unsecured credit line, which allows the Company to draw up to $100,000. Both credit lines accumulate interest at 10% per annum and are payable on demand.

As of May 31, 2026, the Company owed $133,808 (May 31, 2025 - $26,822) under unsecured credit lines with Mrs. Susan Jeffs. During the year ended May 31, 2026, the Company recorded $6,339 in interest on the principal (May 31, 2025 - $285).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee Category	May 31, 2026	May 31, 2025
Audit fees	$48,366	$40,268
Audit-related fees	$-	$-
Tax fees	$3,900	$5,317
All other fees	$-	$-

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements, reviews of the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. Tax fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. All other fees consist of fees for products and services provided by the independent registered public accounting firm other than those reported above as Audit Fees, Audit-Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

The Company’s Audit Committee pre-approves all audit and permitted non-audit services to be performed by the Company’s independent registered public accounting firm, including the fees and terms of such services. All services provided by the independent registered public accounting firm during the years ended May 31, 2026 and 2025, were approved in accordance with the Company’s pre-approval policies and procedures.

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

3.6	Certificate of Amendment - Change of Name to “Stimcell Energetics Inc.” and Restatement of Articles of Incorporation(31)
4.1	Specimen Stock Certificate (1)
10.1	Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(4)
10.2	First Amendment Agreement dated October 28, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(5)
10.3	Second Amendment Agreement dated November 13, 2014 to that Technology Purchase Agreement dated October 16, 2014 among Cell MedX Corp., Jean Arnett, and Brad Hargreaves.(6)
10.4	Stock Option Agreement dated August 5, 2015 among Cell MedX Corp. and Frank E. McEnulty.(7)
10.5	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Yanika Silina(8)
10.6	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and Da Costa Management Corp.(8)
10.7	Stock Option Agreement dated August 24, 2017 among Cell MedX Corp. and John Giovanni Di Cicco.(8)
10.8	Intellectual Property Royalty Agreement between Cell MedX Corp. and Brek Technologies Inc., dated for reference September 6, 2018.(9)
10.9	Royalty Agreement between Cell MedX Corp. and Mr. Richard Norman Jeffs, dated for reference September 6, 2018.(9)
10.10	Credit Line Agreement dated December 27, 2018, between Richard Norman Jeffs and Cell MedX Corp.(10)
10.11	Distribution Agreement between Cell MedX Corp. and Live Current Media, Inc., dated for reference March 21, 2019. (11)
10.12	Loan Agreement and Note Payable dated September 4, 2019, among Cell MedX Corp. and Longview Investment Limited (12)
10.13	Loan Agreement and Note Payable dated September 6, 2019, among Cell MedX Corp. and Rain Communications Corp. (12)
10.14	Loan Agreement and Note Payable dated September 16, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.15	Loan Agreement and Note Payable dated September 19, 2019, among Cell MedX Corp. and Rain Communications Corp.(12)
10.16	Loan Agreement and Note Payable dated September 20, 2019, among Cell MedX Corp. and Longview Investment Limited(12)
10.17	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Longview Investment Limited(12)

Exhibit
Number	Description of Document
10.18	Loan Agreement and Note Payable dated October 30, 2019, among Cell MedX Corp. and Rain Communications Corp.(12)
10.19	Loan Agreement and Note Payable dated December 3, 2019, among Cell MedX Corp. and Longview Investment Limited (13)
10.20	Loan Agreement and Note Payable dated January 6, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.21	Loan Agreement and Note Payable dated January 9, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.22	Loan Agreement and Note Payable dated January 31, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.23	Buyback agreement between Live Current Media Inc. and Cell MedX Corp., dated January 29, 2020.(14)
10.24	Loan Agreement and Note Payable dated February 17, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.25	Loan Agreement and Note Payable dated March 4, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.26	Loan Agreement and Note Payable dated March 25, 2020, among Cell MedX Corp. and Longview Investment Limited(13)
10.27	Loan Agreement and Note Payable dated April 13, 2020, among Cell MedX Corp. and Longview Investment Limited(15)
10.28	Loan Agreement dated July 3, 2020, among Cell MedX Corp. and David Jeffs.(15)
10.29	Loan Agreement and Note Payable dated August 31, 2020, among Cell MedX Corp. and Tradex Capital Corp.(15)
10.30	Loan Agreement and Note Payable dated September 2, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.31	Loan Agreement and Note Payable dated October 26, 2020, among Cell MedX Corp. and Rain Communications Corp.(16)
10.32	Loan Agreement and Note Payable dated December 14, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.33	Loan Agreement and Note Payable dated December 23, 2020, among Cell MedX (Canada) Corp. and Richard Jeffs. (17)
10.34	Loan Agreement and Note Payable dated January 21, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.35	Loan Agreement and Note Payable dated February 16, 2021, among Cell MedX Corp. and Rain Communications Corp. (17)
10.36	Loan Agreement and Note Payable dated March 29, 2021, among Cell MedX (Canada) Corp. and Susan Jeffs.(19)
10.37	Loan Agreement and Note Payable dated April 15, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.38	Loan Agreement and Note Payable dated May 18, 2021, among Cell MedX Corp. and Richard Jeffs. (19)
10.39	Independent Contractors Services Agreement between the Company and Mr. Issacs and Mr. Cavalli dated for reference May 24, 2021. (18)
10.40	Independent Contractors Services Agreement between the Company and Jim MacFarlane, dba Griffith Armada Capital, dated for reference May 24, 2021. (18)
10.41	Loan Agreement and Note Payable dated June 22, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(19)
10.42	Loan Agreement and Note Payable dated October 7, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)

Exhibit
Number	Description of Document
10.43	Loan Agreement and Note Payable dated October 26, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.44	Loan Agreement and Note Payable dated November 24, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs.(20)
10.45	Loan Agreement and Note Payable dated November 29, 2021, among Cell MedX Corp. and Bradley Hargreaves. (20)
10.46	Loan Agreement and Note Payable dated December 30, 2021, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.47	Loan Agreement and Note Payable dated January 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.48	Loan Agreement and Note Payable dated February 24, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.49	Loan Agreement and Note Payable dated March 29, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (21)
10.50	Loan Agreement and Note Payable dated April 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.51	Loan Agreement and Note Payable dated May 31, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.52	Loan Agreement and Note Payable dated June 27, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.53	Loan Agreement and Note Payable dated July 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.54	Loan Agreement and Note Payable dated October 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.(22)
10.55	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.56	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs. (22)
10.57	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.58	Loan Agreement and Note Payable dated October 11, 2022, among Cell MedX Corp. and Richard Jeffs. (22)
10.59	Loan Agreement dated September 2, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.60	Loan Agreement dated September 6, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.61	Loan Agreement dated November 3, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.62	Loan Agreement dated November 28, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.63	Loan Agreement dated December 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.64	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and David Jeffs.
10.65	Loan Agreement dated January 24, 2023, among Cell MedX Corp. and Amir Vahabzadeh.
10.66	Loan Agreement dated January 30, 2022, among Cell MedX (Canada) Corp. and Richard Jeffs.
10.67	Loan Agreement dated April 11, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (24)
10.68	Loan Agreement dated April 25, 2023, among Cell MedX Corp. and David Jeffs. (24)
10.69	Loan Agreement dated May 16, 2023, among Cell MedX Corp. and Amir Vahabzadeh. (25)
10.70	Loan Agreement dated May 18, 2023, among Cell MedX Corp. and Sam Ahdoot. (25)
10.71	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Amir Vahabzadeh. (20)
10.72	Loan Agreement dated January 4, 2024, among Stimcell Energetics Inc. and Sam Ahdoot. (20)
10.73	Loan Agreement dated November 12, 2024, among Stimcell Energetics, Inc. and Amir Vahabzadeh.(21)
10.74	Digital marketing services agreement between the Company and Rain Communications Inc. dated March 18, 2025.(22)

Exhibit
Number	Description of Document
10.75	Debt settlement agreement dated March 24, 2025.(22)
10.76	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Richard Jeffs(29)
10.77	Line of credit agreement dated February 14, 2025, among Stimcell Energetics Inc. and Susan Jeffs(29)
10.78	Digital marketing services agreement between Stimcell Energetics Inc. and Rain Communications Inc. dated March 18, 2025.(30)
10.79	Debt settlement agreement dated March 24, 2025(30)
10.80	Loan Agreement dated March 20, 2025, among Stimcell Energetics Inc. and David Jeffs(32)
10.81	Loan Agreement dated March 25, 2025, among Stimcell Energetics Inc. and Amir Vahabzadeh(32)
10.82	Line of credit agreement dated June 20, 2025, among Stimcell Energetics Inc. and Richard Jeffs(32)
10.83	Amendment to the line of credit agreement dated July 21, 2025, among Stimcell Energetics Inc. and Richard Jeffs(32)
10.84	Line of credit agreement dated January 7, 2026, among Stimcell Energetics Inc. and Susan Jeffs(33)
10.85	Advisory Services Agreement between the Company and Stonegate Capital Partners, Inc. dated March 12, 2026.(34)
10.86	Amendment to the line of credit agreement dated March 24, 2026, among Stimcell Energetics Inc. and Susan Jeffs
10.87	Amendment to the line of credit agreement dated July 16, 2026, among Stimcell Energetics Inc. and Richard Jeffs
14.1	Code of Ethics(3)
21.1	List of Significant Subsidiaries (23)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from this Annual Report on Form 10-K for the years ended May 31, 2025 and 2024 formatted in iXBRL (extensible Business Reporting Language):

(1) Consolidated Balance Sheets at May 31, 2026 and 2025.

(2) Consolidated Statements of Operations for the years ended May 31, 2026 and 2025.

(3) Consolidated Statement of Stockholders’ Deficit as at May 31, 2026.

(4) Consolidated Statements of Cash Flows for the years ended May 31, 2026 and 2025.

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

(28)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025

(29)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2025

(30)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025

(31)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2024

(32)Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 2, 2025

(33)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 10, 2026

(34)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Stimcell Energetics Inc. has caused this report to be signed on its behalf by the undersigned duly authorized persons.

STIMCELL ENERGETICS INC.

Date: August 31, 2026	By:	/s/ David Jeffs
	Name:	David Jeffs
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 31, 2026	By:	/s/ Yanika Silina
	Name:	Yanika Silina
	Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Stimcell Energetics Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ David Jeffs David Jeffs	Chief Executive Officer, (Principal Executive Officer) and Member of the Board of Directors	August 31, 2026

/s/ Joao (John) Da Costa Joao (John) Da Costa	Member of the Board of Directors	August 31, 2026

/s/ Amir Vahabzadeh Amir Vahabzadeh	Member of the Board of Directors	August 31, 2026

/s/ George Adams George Adams	Member of the Board of Directors	August 31, 2026